Form 10-K405
period 2001-09-30
CHARTER FINANCIAL CORP/GA
filed 2001-12-31
CIK 1136796

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-33071

                          Charter Financial Corporation
             (Exact Name of Registrant as Specified in Its Charter)

        United States                                   58-2659667
(State or Other Jurisdiction                 (I.R.S. EmployerIdentification No.)
of Incorporation or Organization)


                   600 Third Avenue, West Point, Georgia 31833
          (Address of Principal Executive Offices, including zip code)

                                 (706) 645-1391
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No    .
                                       ---      ---

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 19, 2001, the registrant had 19,822,405 shares of common stock, $.01 par value, issued and outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC the registrant's mutual holding company, and 3,964,481 were held by the public and directors, officers and employees of the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 19, 2001 was $59,698,153. This figure was based on the closing price as of December 19, 2001 on the Nasdaq national market for a share of the registrant's common stock, which was $17.50 as reported on Bloomberg on December 19, 2001.
DOCUMENTS INCORPORATED BY REFERENCE: None.

                          CHARTER FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

ITEM                                     PART I                                                        PAGE
1         BUSINESS                                                                                       2
2         PROPERTIES                                                                                    42
3         LEGAL PROCEEDINGS                                                                             43

                                         PART II

4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           43
5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         44
6         SELECTED FINANCIAL DATA                                                                       46
7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         48
7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    76
8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                   76
9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE          76

                                        PART III

10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                            76
11        EXECUTIVE COMPENSATION                                                                        78
12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                85
13        CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS                                                 87

                                        PART IV

14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                               87

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

 .        general and local economic conditions;

 .        changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

 .        changes in accounting principles, policies, or guidelines;

 .        changes in legislation or regulation; and

 .        other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

         Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed.

PART I

ITEM 1.  BUSINESS

     General. Charter Financial Corporation ("Charter Financial," "us," or "we") is a federally-chartered corporation organized in 2001 and is registered as a savings and loan holding company with the Office of Thrift Supervision ("OTS"). Charter Financial serves as the holding company for CharterBank ("Bank"). First Charter, MHC owns 80% of the outstanding shares of Charter Financial's common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "CHFN." Unless the context otherwise requires, all references herein to the Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

         On October 16, 2001, CharterBank converted from a federally-chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly-owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) was established and such ESOP acquired 317,158 shares of Charter Financial in the offering, using the proceeds of a loan from Charter Financial for such acquisition. Such ESOP obligation will be disclosed as unearned compensation reducing shareholders' equity of Charter Financial. The net proceeds, adjusted for the ESOP, amounted to approximately $34 million.

     As part of our reorganization in structure, CharterBank organized First Charter, MHC as a federally-chartered mutual holding company which is registered as a savings and loan holding company with the OTS. First Charter, MHC's principal assets are the shares of common stock of Charter Financial it received in the reorganization, the $100,000 it received as its initial capitalization, and 400,000 shares of Freddie Mac common stock, the fair value of which was $26 million as of September 30, 2001. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of Freddie Mac common stock, and the management of any cash dividends received from Charter Financial or Freddie Mac. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial's common stock.

         All historical financial information contained herein has been adjusted to retroactively reflect the transfer of the 400,000 shares of Freddie Mac common stock and the $100,000 in cash to First Charter, MHC. Operating data has also been retroactively adjusted for such effects. The following represents the pro forma balance sheet of First Charter, MHC to reflect the reorganization:

                                                                             Pro Forma Balance Sheet
                                                                               After Reorganization
                                                                             -----------------------
Assets:

       Cash                                                                       $    100,000

       Freddie Mac Common Stock                                                     26,000,000

       Investment in Charter Financial                                             270,963,643
                                                                                  ------------
              Total Assets                                                        $297,063,643
                                                                                  ============
Liabilities - Deferred Income Taxes                                               $  9,816,141

Minority Interest                                                                   54,192,729

Equity:

       Retained Earnings                                                            56,727,870

       Contributed Capital                                                          16,026,597

       Accumulated Other Comprehensive Income                                      160,300,306
                                                                                  ------------
              Total Equity                                                         233,054,773
                                                                                  ------------
              Total Liabilities and Equity                                        $297,063,643
                                                                                  ============

         At September 30, 2001, Charter Financial had total assets of $894.9 million, of which $224.6 million was comprised of loans receivable and $326.6 million was comprised of mortgage-backed securities and collateralized mortgage obligations. At such date, total deposits were $200.4 million, borrowings were $309.4 million and total equity was $236.9 million. Charter Financial owns 1,700,000 shares of Freddie Mac common stock and Charter Insurance Company, a Hawaiian corporation which generates fee income by reinsuring a portion of CharterBank's loan originations which carry private mortgage insurance, owns 400,000 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock.

         CharterBank was originally founded in 1954 and currently operates five full-service branch offices and two loan production offices in west-central Georgia and east-central Alabama. CharterBank is a community-oriented financial institution serving primarily consumer households and small businesses. CharterBank is the only locally-owned and operated financial institution in the Valley area, consisting of Lanett and Valley, Alabama and West Point, Georgia. CharterBank is subject to extensive regulation, supervision, and examination by the OTS, its primary regulator, and the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits. CharterBank's savings deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund of the FDIC.

         CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create a long-term, profitable relationship. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit. CharterBank also founded The Charter Foundation, a non-profit foundation which makes charitable contributions in the market area.

         Market Area. We conduct our operations in west-central Georgia and east-central Alabama through our main office in West Point, Georgia, two branch offices in Valley, Alabama, a branch office in LaGrange, Georgia, and our new branch in Auburn, Alabama. The main office and two Valley, Alabama offices serve the "Valley" region of our market area, which consists of West Point, Georgia, and Lanett and Valley, Alabama. The LaGrange office serves an adjacent community on Interstate 85. In addition, we built a branch in Auburn, Alabama, which opened in November, 2001. We also operate loan production offices in Newnan and Columbus, Georgia, and in Auburn, Alabama, which was combined into the new branch in November. The Valley area is a small market area and we hope to expand our market area to nearby counties along the Interstate I-85 corridor, which are larger and have more growth potential.

         As part of this planned branch expansion, on August 18, 1999, we acquired all of the issued and outstanding shares of Citizens Bancgroup, Inc. and its wholly owned subsidiary Citizens National Bank, a national bank headquartered in Valley, Alabama for a purchase price of approximately $2.25 million in cash (the "Citizens acquisition"). As part of the Citizens acquisition we acquired approximately $24.7 million in loans, net and $42.0 million in deposits. The acquisition was accounted for using the purchase method of accounting and, therefore, the results of operations of Citizens National have been included in our operations since the effective date of the acquisition.

         The economy of our market area has historically been supported by the textile industry. Manufacturing represents more than 30% of the workers in our market area. Over the last several decades, government, services, and related trade have expanded significantly. Several large employers in our market area include West Point Stevens, Batson Cook, Interface, Millikin, Auburn University, ITC Deltacom, and Intercall. Powertel Inc., which was headquartered in West Point, Georgia, has recently been sold to VoiceStream, which is now part of Deutsche Telekom. Unemployment in our market area is generally low and, specifically, the unemployment rates in Troup and Chambers Counties are below the national average. The median household income in our area is also below national and state-wide levels. Our loan production offices are located in more urbanized areas, generally with comparatively higher income levels. We believe that our new Auburn branch office and the areas served by our loan production offices will provide the better opportunity for growth and significant opportunities for profitable banking relationships.

         Competition. We face intense competition both in making loans and attracting deposits. West-central Georgia and east-central Alabama have a high concentration of financial institutions, many of which are branches of large money center, super-regional, and regional banks which have resulted from the consolidation of the banking industry in Alabama and Georgia. Many of these competitors have greater resources than we do and may offer services that we do not provide.

         Our competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies, and brokerage and investment banking firms. Our most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions, and mutual funds. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

LENDING ACTIVITIES

         Loan Portfolio Composition. Our loan portfolio consists of one to four-family residential first mortgage loans, commercial real estate loans, real estate construction loans, consumer loans and commercial loans. At September 30, 2001, we had total loans receivable of $229.9 million. Residential mortgage loans comprised $129.2 million, or 56.2% of total loans at September 30, 2001. Loans secured by mortgages on commercial real estate totaled $61.2 million at September 30, 2001. The $61.2 million balance of these loans at September 30, 2001 was a $387,000, or 0.6%, increase from the balance of commercial real estate loans at September 30, 2000. Management's strategy is to grow the commercial real estate loan portfolio; however, a weakening economy impacted the 2001 growth level. During the year ended September 30, 2000, our commercial real estate loans increased by $14.3 million from $46.5 million at September 30, 1999 to $60.8 million at September 30, 2000 We hired additional personnel in the commercial lending area during fiscal 2000 and 2001 to strengthen our operations in this area.

         At September 30, 2001, approximately $17.5 million of total commercial real estate loans are secured by real estate in the Atlanta metropolitan area, approximately $18.4 million of total commercial real estate loans are secured by real estate in the local bank market, and approximately $25.3 million of total commercial real estate loans are secured by commercial real estate in other parts of Georgia, Alabama and Florida. We expect continued growth in our commercial real estate portfolio in the future.

         The remaining portion of our loan portfolio at September 30, 2001 consisted of consumer loans totaling $23.5 million, real estate construction loans of $9.1 million, and commercial loans of $6.8 million. Our consumer loan portfolio at September 30, 2001 contains about $1.5 million in auto loans acquired as a result of the Citizens acquisition.

         Our loans are subject to federal and state law and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters.

         The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                    At September 30
                                   -------------------------------------------------------------------------------
                                            2001                        2000                        1999
                                   -----------------------     -----------------------     -----------------------
                                                Percent of                  Percent of                  Percent of
                                    Amount         Total        Amount         Total        Amount         Total
                                   ---------    ----------     ---------    ----------     --------     ----------
                                                                                           (Dollars in thousands)
1-4 family residential
   real estate(1)...............   $ 129,223         56.2%     $ 152,822         58.9%     $132,036        61.6%
Commercial real estate..........      61,225         26.6         60,838         23.4        46,545        21.7
Consumer and other(2)...........      23,537         10.2         29,915         11.5        24,353        11.4
Commercial......................       6,819          3.0          8,987          3.5         3,245         1.5
Real estate construction(3).....       9,143          4.0          7,138          2.7         8,038         3.8
                                   ---------     --------      ---------     --------      --------      ------
   Total loans..................     229,947        100.0%       259,700        100.0%      214,217       100.0%
                                                 ========                    ========                    ======

Less:
Net deferred loan costs
   (fees).......................         (66)                        113                        (51)
Allowance for loan losses.......      (5,290)                     (6,346)                    (5,710)
                                   ---------                   ---------                   --------
   Loans receivable, net........   $ 224,591                   $ 253,467                   $208,456
                                   =========                   =========                   ========

                                                      At September 30
                                   ---------------------------------------------------
                                            1998                        1997
                                   -----------------------    ------------------------
                                                Percent of                  Percent of
                                    Amount         Total        Amount         Total
                                   ----------   ----------    ----------    ----------

1-4 family residential
   real estate(1)...............   $ 116,395         69.0%     $ 101,399          73.7%
Commercial real estate..........      34,343         20.4         22,419          16.3
Consumer and other(2)...........       9,026          5.4          6,126           4.5
Commercial......................       3,601          2.1          3,116           2.3
Real estate construction(3).....       5,295          3.1          4,390           3.2
                                   ---------      -------      ---------     ---------
   Total loans..................     168,660        100.0%       137,450         100.0%
                                                  =======                    =========

Less:
Net deferred loan costs
   (fees).......................        (246)                       (348)
Allowance for loan losses.......      (2,054)                     (1,846)
                                   ---------                   ---------
   Loans receivable, net........   $ 166,360                   $ 135,256
                                   =========                   =========

------------------
(1)  Excludes loans held for sale.
(2)  Includes home equity loans and second mortgage loans.
(3)  Net of undisbursed proceeds on loans-in-process.

     Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of September 30, 2001. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.



                                                               At September 30, 2001
                              -----------------------------------------------------------------------------------------
                               1-4 Family
                              Residential
                              Real Estate     Commercial      Consumer and                    Real Estate
                                 Loans        Real Estate        Other        Commercial    Construction(1)      Totals
                              -----------     -----------     ------------    ----------    ---------------     -------
                                                                     (In thousands)

Amounts due or
repricing:
Within one year ............  $ 40,599         $13,221          $ 2,612         $1,827          $9,143         $ 67,402

After one year:
  One to three years .......    29,302           3,335            2,264          2,941               -           37,842
  Three to five years ......    29,965          15,030            1,542            559               -           47,096
  Five to ten years ........     5,634          16,869            7,125            279               -           29,907
  Over ten years ...........    23,723          12,770            9,994          1,213               -           47,700
Total due after one year ...    88,624          48,004           20,925          4,992               -          162,545
                              --------         -------          -------         ------          ------         --------

Total amount due:             $129,223         $61,225          $23,537         $6,819          $9,143         $229,947
                              ========         =======          =======         ======          ======         ========

(1)  Presented net of undisbursed proceeds on loans-in-process.


     The following table presents, as of September 30, 2001, the dollar amount of all loans contractually due or scheduled to reprice after September 30, 2002 and whether such loans have fixed interest rates or adjustable interest rates.

                                        Due After September 30, 2002
                               -------------------------------------------
                                Fixed           Adjustable         Total
                               -------        --------------     ---------
                                              (In thousands)

1-4 family residential
    real estate ............   $31,509            $57,115         $ 88,624
Commercial real estate .....    28,521             19,483           48,004
Consumer and other .........     6,946             13,979           20,925
Commercial .................     1,545              3,447            4,992
                               -------            -------         --------

    Total loans ............   $68,521            $94,024         $162,545
                               =======            =======         ========

     The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                                 For the Years Ended September 30,
                                                        -------------------------------------------------------
                                                               2001              2000              1999
                                                        -------------------------------------------------------
                                                                             (In thousands)

Loans(1):
   Balance outstanding at beginning of period.........    $     259,700      $     214,217     $      168,660

Originations:
   1-4 family residential real estate.................          121,952             92,504            139,499
   1-4 family real estate acquired
      in Citizens acquisition.........................                -                  -              8,405
   Commercial real estate and commercial..............           25,225             55,445             10,725
   Commercial real estate and commercial
      acquired in Citizens acquisition................                -                  -              9,122
   Consumer and other loans...........................            5,130             15,506             10,769
   Consumer and other loans acquired
      through Citizens acquisition....................                -                  -              9,455
   Real estate construction...........................           12,283              7,696             14,457
   Real estate construction loans acquired
      through Citizens acquisition....................                -                  -                369
                                                          -------------      -------------     --------------
      Total originations and loans acquired
      through Citizens acquisition....................          164,590            171,151            202,801

Less:
   Principal repayments, unadvanced funds and
      other, net......................................          128,242             87,430            133,428
   Sale of residential mortgage loans, principal
      balance.........................................           63,786             36,186             23,129
   Loan charge-offs  and transfers
      to foreclosed real estate.......................            2,315              2,052                687
                                                          -------------      -------------     --------------
      Total deductions................................          194,343            125,668            157,244
   Net loan activity..................................          (29,753)            45,483             45,557
                                                          --------------     -------------     --------------
      Ending balance..................................    $     229,947      $     259,700     $      214,217
                                                          =============      =============     ==============

------------------
(1)  Excludes loans held for sale.

     Residential Mortgage Loans and Originations. We emphasize the origination of first and second mortgages secured by one- to four-family properties primarily within Georgia and Alabama. At September 30, 2001 and September 30, 2000, loans on one-to-four-family properties accounted for 56.2% and 58.9% of our total loan portfolio, respectively.

     Our mortgage origination strategy is to offer a broad array of products to meet customer needs. These products include nonconforming loans which are held in our portfolio, fixed rate loans sold to investors with servicing released for fee income, and fixed rate loans sold to the secondary market where we retain the servicing rights. Management's current strategy has been to sell more loans with servicing released, as we believe that this improves our overall profitability. Current originations of nonconforming loans are nonconforming due to property or income exceptions. Our loan portfolio also contains some loans that are nonconforming due to loan to value or credit exceptions.

     Our originations of all types of residential first mortgages amounted to $122.0 million for the fiscal year ending September 30, 2001, $92.5 million for the year ended September 30, 2000, $139.5 million for the year ended September 30, 1999. Due to the low interest rate environment, a significant portion of loans originated in 1999 and 2001 were refinances, including refinances of our existing portfolio loans and loans in our servicing portfolio. The average size of our residential mortgage loans originated in the year ended September 30, 2001 was $113,000, and $105,000 for the year ended September 30, 2000.

     We originate new mortgage loans through dedicated mortgage originators. Our mortgage originators develop referrals from current bank customers, real estate brokers, attorneys, past customers and other key referral sources.

     We offer a variety of mortgage products to allow customers to select the best product for their needs. A description of the products and underwriting guidelines are highlighted below.

     Adjustable Rate Mortgage Loans. We offer a variety of adjustable rate mortgage products that initially adjust after one, three, five, or seven years. After the initial term, adjustable rate mortgage loans generally adjust on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities. The adjustable rates are based on a constant maturity of one year (constant treasury maturity index and Wall Street Journal Prime Rate). The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and the aggregate adjustment is generally subject to a maximum increase of 6% over the life of the loan. At September 30, 2001, 67.5% of the residential mortgage loans in our portfolio were adjustable rate mortgage loans.

     Generally, we offer adjustable rate mortgage loans in amounts up to $1.0 million depending on the loan-to-value ratio and the type of property. The loan-to-value ratio is the loan amount divided by the lower of (a) the appraised value of the property or (b) the purchase price of the property. The loan-to-value ratio is commonly used by financial institutions as one measure of potential exposure to risk.

     Our most popular portfolio product is a 5-1 adjustable rate loan that is not conforming to secondary market standards due to property or income exceptions. This type of loan yields a fixed rate for the first five years and adjusts to a pre-determined index annually thereafter. At September 30, 2001, our portfolio contained $59.1 million of 5-1 and similar adjustable rate loans with a weighted average rate of 8.22%. Loans on owner occupied one- to four-family residences are generally subject to a maximum loan to value ratio of 80% or have mortgage insurance.

     Fixed Rate Mortgages Sold Servicing Released. We offer a variety of fixed-rate products that we sell to investors on a servicing released basis. These loans are underwritten to the investors' standards and are generally sold to the investor after the loan closes. The rate on these loans is committed with the investor on a best efforts basis when the borrower locks in their interest rate. Gains on sales of residential loans amounted to $1.6 million of our non-interest income for the year ended September 30, 2001.

     Fixed Rate Mortgages Sold with Servicing Retained. We are an approved seller/servicer for Freddie Mac. Our fixed rate loans are underwritten to comply with Freddie Mac standards for sale to this investor. At September 30, 2001, CharterBank serviced loans for Freddie Mac with an aggregate balance of $124.2 million and serviced loans for other investors with an aggregate balance of $8.3 million.

     Home Equity Credit Lines and Second Mortgages. We offer home equity lines of credit as a complement to our one- to four-family lending activities. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines provide adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia and Alabama. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those applicable to one- to four-family first mortgage loans with the exception of loan to value ratios which may go to 100% and slightly more stringent credit to income requirements. Starting in 1999, equity lines and second mortgages with loan to value ratios over 80% were generally insured with lender paid mortgage insurance. At September 30, 2001, we had $18.5 million of home equity and second mortgage loans. We also had $4.8 million of unfunded home equity commitments at September 30, 2001.

     Commercial Real Estate Loans. CharterBank embarked on a strategy of increasing its commercial real estate loan portfolio during fiscal 1998. We originate commercial real estate loans secured by properties located in our primary market area. In underwriting commercial real estate loans, we consider not only the property's historic cash flow, but also its current and projected occupancy, location, and physical condition. We generally lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.25 or compensating factors. At September 30, 2001, we had $61.2 million of loans in our commercial real estate portfolio. The average loan size at September 30, 2001 is larger than the average loan size in prior years due to several multi-million commercial loans that were closed during fiscal 2001. Our largest loan exposure is a commercial real estate construction permanent loan with a commitment of $5.6 million at September 30, 2001 with approximately $4.3 million drawn. This loan is secured by a hotel located in Auburn, Alabama. We also have a $8.0 million credit line secured by two properties in Florida. CharterBank sold $3.0 million of this relationship in a loan participation, leaving us with a maximum exposure of $5.0 million on the line of credit.

     Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, we monitor our loan concentration and our loan policies generally limit the amount of loans to a single borrower or group of borrowers. We also utilize the services of an outside consultant to conduct credit quality reviews of the commercial loan portfolio. Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates and shorter maturities than residential mortgage loans. We usually offer commercial real estate loans at fixed rate and adjustable rates tied to the prime rate. A significant portion of the commercial real estate portfolio is tied to yields on U.S. Treasury securities. The terms of such fixed rate loans generally do not exceed 25 years.

     Commercial Loans. Commercial loans generally are limited to terms of five years or less. Whenever possible, we collateralize these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment. We also generally require the personal guarantee of the business owner. Interest rates on commercial loans generally have higher yields than residential or commercial real estate loans due to the risk inherent in this type of loan.

     Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater supervision efforts by our management compared to residential or commercial real estate lending. In this regard, we have recently hired four senior commercial banking officers who have extensive experience in business banking in our market. Commercial loans however, comprise a small portion of our loan portfolio, at approximately 3.0% of total loans receivable at September 30, 2001.

     Consumer Loans. We offer a variety of consumer loans to retail customers in the communities we serve in order to increase the yield on our loan portfolio. Examples of our consumer loans include:

     o   home equity loans-open and closed end;

     o   secured deposit loans;

     o   unsecured credit lines and installment loans.

     At September 30, 2001, the consumer loan portfolio totaled $23.5 million, or 10.24% of total loans.

     Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans and tend to have a higher credit risk than residential loans because they may be secured by a home with a loan-to-value of 100%, secured by rapidly depreciable assets, may be unsecured. Despite these risks, our level of consumer loan delinquencies, excluding auto loans, has generally been low. We cannot assure you, however, that our delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

     At September 30, 2001, we had a total of $1.5 million of auto loans in our consumer loan portfolio. These loans were acquired in connection with the Citizens acquisition. The balance of the portfolio was approximately $7.0 million at the time of the Citizens acquisition. During due diligence, management identified numerous risks associated with the portfolio. Notably, underwriting standards on these loans were well below CharterBank standards. Many of the borrowers displayed low credit scores, had collateral shortages, or poor income coverage ratios. Management also discovered that over $1.0 million of these loans had balloon payments at the end of their terms and were not amortizing properly. Accordingly, many of these loans have had poor payment histories and CharterBank has continually worked this loan portfolio and charged off auto loans as appropriate. Charge-offs on the auto loan portfolio amounted to approximately $1.1 million for the year ended September 30, 2001. We make loans for up to 90% of the amount of a borrower's savings account or certificates of deposit balance. These savings secured loans totaled $1.0 million at September 30, 2001.

     Loan Approval Procedures and Authority. Our lending policies provide that various loan personnel and management committees may review and approve loans and lines up to prescribed limits as follows:

     o Residential mortgage loans up to conforming limits of $300,700, effective January 1, 2002;

     o Commercial real estate mortgage loans up to $500,000 that meet our underwriting standards;

     o Home equity loans or lines for owner occupied one to four properties up to $250,000 that conform to our underwriting guidelines;

     o Home equity loans or lines up to $250,000 for vacation and non-owner occupied properties;

     o   Unsecured loans up to $100,000; and

     o   Commercial loans up to $500,000.


     All loan applications that exceed the above mentioned amounts up to $500,000 require a senior management loan authority approval and all loans above $500,000 require approval of either the Executive/Loan Committee of the Board of Directors or approval of the Board. In addition, on residential loans with a loan to value ratio of greater than 80%, we generally require the borrower to obtain private mortgage insurance.

     The following generally describes our current lending procedures for residential mortgages and home equity lines and loans. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans, except for home equity loans or lines where an alternative evaluation may be used to determine the loan to value ratio. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by our lending department. We require title insurance or a title opinion on all mortgage loans, except for home equity lines and loans.

     We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, we also require evidence of compliance with applicable law on residential mortgage loans. Further, we generally require borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums, if required.

     Commercial real estate loans are approved through CharterBank's Management Loan Committee process. The Management Loan Committee consists of the President, the Executive Vice President, the Chief Financial Officer and certain other senior lending and credit officers. The Management Loan Committee has authority to approve individual loans and modifications up to $500,000. Commercial real estate loans less than $250,000 may be approved outside the Committee process by an officer who has commercial real estate loan authority.

Asset Quality

     One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential one- to four-family properties and commercial properties; we set sound credit standards for new loan originations; and we follow careful loan administration procedures. Subsequent to December 31, 2000, we strengthened our focus on credit risk by hiring additional personnel in the credit risk management area. Currently, we are re-assessing our loan review process and other credit risk factors in light of the new talent in this area. Nonperforming loans decreased during the year ended September 30, 2001 due to the resolution of problem loans acquired in the Citizens acquisition.

     Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the

Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee approves action plans on all loans that are 90 days delinquent. The Loan committee consists of two outside directors and at least one Board member who is a member of management. One of the outside directors acts as Chairman of the Loan Committee, while other Board members rotate monthly in the second outside director position.

     The following table presents information regarding total nonaccrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At September 30, 2001, 2000, and 1999, we had $2.3 million, $2.8 million, $2.0 million, respectively, of nonperforming loans. If all nonaccrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, we would have recorded additional interest income on these loans of approximately $104,000 for the year ended September 30, 2001.

                                                                             At September 30,
                                               ---------------------------------------------------------------------
                                                 2001           2000          1999            1998           1997
                                               --------       --------      --------        ---------     ----------
   Underperforming loans - accruing
   loans delinquent 90 days or more .........  $    218       $    159      $      -        $       -     $        -
                                               ========       ========      ========        =========     ==========
   Total non-performing loans ...............  $  2,312       $  2,831      $  1,989        $     306     $    1,173
   Foreclosed real estate, net ..............       434            630           222              130            270
                                               --------       --------      --------        ---------     ----------
   Total non-performing assets ..............  $  2,746       $  3,461      $  2,211        $     436     $    1,443
                                               ========       ========      ========        =========     ==========
   Non-performing loans to total loans ......     1.01%          1.09%        0.93%             0.18%          0.85%
                                               ========       ========      =======         =========     ==========
   Non-performing assets to total assets ....      0.31%          0.37%        0.24%             0.06%          0.29%
                                               ========       ========      =======         =========     ==========

     Nonperforming assets at September 30, 2001, 2000, and 1999 were $2.7 million, $3.5 million, $2.2 million, respectively. Of these totals, $65,000, $824,000, and $523,000, respectively, represented auto loans.

     We generally stop accruing income when interest or principal payments are 90 days in arrears. We may stop accruing income on such loans earlier than 90 days when we consider the timely collectibility of interest or principal to be doubtful. We may continue to accrue interest income beyond 90 days if the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt.

     When we designate nonaccrual loans, we reverse all outstanding interest that we had previously credited. If we receive a payment on a nonaccrual loan, we may recognize a portion of that payment as interest income, if we determine that the ultimate collectibility of principal is no longer in doubt. However, such loans may remain on nonaccrual status.

     Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the undiscounted cash flow produced by the underlying collateral. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment. At September 30, 2001, 2000, and 1999, impaired loans totaled $306,000, $1.2 million, and $2.0 million, respectively. Approximately $0, $460,000, and $500,000 of total impaired loans at September 30, 2001, 2000, and 1999, respectively, relate to loans acquired through the Citizens acquisition. At September 30, 2001, 2000, and 1999, we had $2.6 million, $2.8 million, and $2.0 million, respectively, of portfolio loans classified as troubled debt restructurings.

     Foreclosed real estate consists of property we have acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. At September 30, 2001, 2000, and 1999, respectively, we had $434,000, $630,000 and $222,000 in foreclosed real estate.

     Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

                                                          At or for Years Ended September 30,
                                       --------------------------------------------------------------------------
                                          2001           2000            1999            1998            1997
                                       ----------     ----------       ---------      ---------        ----------
                                                                 (Dollars in thousands)

Balance at beginning of year .......   $    6,346     $    5,710       $    2,054     $   1,846        $   1,627
Loan loss reserve of acquired
 company(1) ........................            -              -            3,752             -                -
Charge-offs:
    1-4 residential real estate ....         (132)          (104)             (49)         (156)             (37)
    Commercial real estate .........           -             (91)               -             -                -
    Commercial .....................         (554)           (26)            (133)           (1)              (2)
    Consumer and other .............       (1,387)          (713)            (238)         (100)             (84)
    Real estate construction .......          (23)          (204)               -             -                -
                                       ----------     ----------       ----------     ---------        ---------

    Total charge-offs ..............       (2,096)        (1,138)            (420)         (257)            (123)
                                       ----------     ----------       ----------     ---------        ---------
Recoveries:
    1-4 residential real estate ....          119             32                1            25                -
    Commercial real estate .........           21             18                -           220                -
    Commercial .....................            -             20                -             -                -
    Consumer and other .............          400            294               83            40               42
    Real estate construction .......            -              -                -             -                -
                                       ----------     ----------       ----------     ---------        ---------

    Total recoveries ...............          540            364               84           285               42
                                       ----------     ----------       ----------     ---------        ---------
Net (charge-offs) recoveries .......       (1,556)          (774)            (336)           29              (81)
Provision for loan losses ..........          500          1,410              240           180              300
                                       ----------     ----------       ----------     ---------        ---------
Balance at end of year .............   $    5,290     $    6,346       $    5,710     $   2,054        $   1,846
                                       ==========     ==========       ==========     =========        =========
Total loans receivable (2) .........   $  229,947     $  259,700       $  214,217     $ 168,660        $ 137,450
                                       ==========     ==========       ==========     =========        =========
Average loans outstanding ..........   $  243,243     $  242,868       $  178,496     $ 152,728        $ 121,523
                                       ==========     ==========       ==========     =========        =========

Allowance for loan losses
    as a percent of total
    loans receivable (2) ...........         2.30%          2.44%            2.67%         1.22%            1.34%
                                       ==========     ==========       ==========     =========        =========

Net loans (charged off)
    recovered as a percent
    of average outstanding .........        (0.64)%        (0.32)%          (0.19)%        0.02%           (0.07)%
                                       ==========     ==========       ==========     =========        =========

------------------
(1)  Established as a result of Citizens acquisition.

(2)  Does not include loans held for sale or deferred fees.

     Our evaluation of the loan portfolio includes the review of all loans on which the collection of principal might be at risk. We consider the following factors as part of this evaluation:

     o   our historical loan loss experience;

     o   estimated losses in the loan portfolio;

     o increases in categories with higher loss potential, such as commercial real estate loans and jumbo loans;

     o   credit scores and credit history;

     o   the estimated value of the underlying collateral; and

     o   current economic and market trends.

     There may be other factors that may warrant our consideration in maintaining the allowance at a level sufficient to cover probable losses. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

     In addition, the Office of Thrift Supervision (the "OTS") as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

     For the year ended September 30, 2001, we expensed a $500,000 provision for loan losses based on our evaluation of the items discussed above. Management believes, that to the best of its knowledge, the allowance for loan losses is sufficient to cover all known losses and inherent losses in the current loan portfolio at September 30, 2001. To determine the adequacy of the allowance, we look at historical trends in the growth and composition of our loan portfolio, among other factors. The most significant risk trends over the last five years are the growth of our commercial real estate loan portfolio, the growth of the nonconforming residential loan portfolio, and the nonperforming loans acquired in the Citizens acquisition. We believe that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one- to four-family residential mortgages.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations-for the years ended September 30, 2001, 2000, and 1999 -- Provision for Loan Losses."

     Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.


                                                                    At September 30,
                                   ----------------------------------------------------------------------------------------
                                                  2001                                              2000
                                   ---------------------------------------         ----------------------------------------
                                                              Percent of                                        Percent of
                                                             loans in Each                                    loans in Each
                                              Loan Balances   Category to                      Loan Balances   Category to
Loan Category                      Amount      by Category    Total Loans          Amount       by Category    Total Loans
                                   -------    -------------  -------------         ------      -------------  -------------
                                                                   (Dollars in Thousands)
1-4 family residential
   real estate .................   $ 1,841         $129,223           56.2%       $ 1,228          $ 152,822           58.9%
Commercial real estate .........     1,656           61,225           26.6          1,487             60,838           23.4
Consumer loans and
   other(1) ....................       382           23,537           10.2          2,345             29,915           11.5
Commercial .....................       359            6,819            3.0            623              8,987            3.5
Real estate construction .......       263            9,143            4.0            236              7,138            2.7
Unallocated ....................       789                -              -            427                  -              -
                                   -------         --------          -----        -------          ---------         ------
Total allowance for loan
   losses ......................   $ 5,290         $229,947         100.00%       $ 6,346          $ 259,700         100.00%
                                   =======         ========         ======        =======          =========         ======


                                                                    At September 30,
                                   ----------------------------------------------------------------------------------------
                                                  1999                                              1998
                                   ---------------------------------------         ----------------------------------------
                                                              Percent of                                        Percent of
                                                             loans in Each                                    loans in Each
                                              Loan Balances   Category to                      Loan Balances   Category to
Loan Category                      Amount      by Category    Total Loans          Amount       by Category    Total Loans
                                   -------    -------------  -------------         ------      -------------  -------------
                                                                   (Dollars in Thousands)
1-4 family residential
   real estate .................   $ 1,529         $132,036           61.6%       $   727           $116,395           69.0%
Commercial real estate .........     1,448           46,545           21.7            684             34,343           20.4
Consumer loans and
   other(1) ....................     2,154           24,353           11.4            248              9,026            5.4
Commercial .....................       376            3,245            1.5             54              3,601            2.1
Real estate construction .......       119            8,038            3.8             58              5,295            3.1
Unallocated ....................        84                -              -            283                  -              -
                                   -------         --------         ------        ---------         --------         ------
Total allowance for loan
   losses ......................   $ 5,710         $214,217         100.00%       $ 2,054           $168,660         100.00%
                                   =======         ========         ======        =========         ========         ======


                                             At September 30,
                                   ----------------------------------------
                                                  1997
                                   ---------------------------------------
                                                              Percent of
                                                             loans in Each
                                              Loan Balances   Category to
Loan Category                      Amount      by Category    Total Loans
                                   -------    -------------  -------------
                                            (Dollars in Thousands)

1-4 family residential
   real estate .................   $   625         $101,399           73.7%
Commercial real estate .........       725           22,419           16.3
Consumer loans and
   other(1) ....................       162            6,126            4.5
Commercial .....................        56            3,116            2.3
Real estate construction .......        44            4,390            3.2
Unallocated ....................       234                -              -
                                   -------         --------         ------
Total allowance for loan
   losses ......................   $ 1,846         $137,450         100.00%
                                   =======         ========         ======

------------------
(1) Includes home equity lines of credit, excludes loans held for sale.

Investment Activities

     The Board of Directors reviews and approves our investment policy on an annual basis. The President and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written investment policy, and other established guidelines, including those set periodically by the Asset Liability Management Committee.

     The primary goal of our investment policy is to invest funds in assets with varying maturities which will result in the best possible yield while maintaining the safety of the principal invested and assist in managing interest rate risk. We also seek to use our strong capital position to maximize our net income through investment in higher yielding mortgage related securities funded by borrowings. The investment portfolio is also viewed as a source of liquidity. The broad objectives of our investment portfolio management are to:

     o   Minimize the risk of loss of principal or interest;

     o Generate a favorable return without incurring undue interest rate and credit risk;

     o   Manage the interest rate sensitivity of our assets and liabilities;

     o Meet daily, cyclical and long term liquidity requirements while complying with our established policies and regulatory liquidity requirements;

     o Diversify assets in stable economic regions and address specific gap imbalances; and

     o   Provide collateral for pledging requirements.

     In determining our investment strategies, we consider our interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, collateral value and other characteristics of the securities to be held.

     Our investment policies and procedures also encompass evaluating and monitoring our Freddie Mac stock investment.

Liquidity

     We calculate liquidity by taking the total of:

     o   our cash;

     o   cash we have in other banks;

     o   unpledged U.S.  Government or Government Agency Securities; and

     o unpledged mortgage-backed securities guaranteed by the U.S. Government or Agencies or rated AAA.

     We utilize borrowing lines of credit supported by available collateral, including Freddie Mac stock, which provides a high level of liquidity. We consider our Freddie Mac common stock as a collateral source of last resort because of adverse income tax consequences. We borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities up to a limit of 30% of assets. Our maximum borrowing capacity from the Federal Home Loan Bank is approximately $276.3 million, of which $211.8 million of borrowings are already outstanding. We utilize Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of higher yielding investment securities in order to increase our net income and return on equity.

Investment Portfolio

     General. Federally chartered thrifts have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Our investments primarily fall into two major categories:

     o  equity investments; and

     o  collateralized mortgage obligations and mortgage-backed securities.

     Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. All of our securities are currently classified as "available for sale." The weighted average annualized yield of the non-equity portfolio was 5.11% as of September 30, 2001. We believe the credit quality of the portfolio is high, with 99% of the portfolio, excluding equity investments, invested in U.S. Government, U.S. Government Agency, or U.S. Government Agency-guaranteed mortgage-backed securities or mortgage related securities with a rating of AA or better as of September 30, 2001. For information see "Management Discussion and Analysis - Carrying Values, Yields and Maturities."

     Investment Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                               At September 30,
                                                --------------------------------------------------------------------------------
                                                         2001                         2000                         1999
                                                --------------------------------------------------------------------------------
                                                Amortized      Market        Amortized     Market        Amortized      Market
                                                  Cost         Value           Cost         Value          Cost         Value
                                                ---------     ---------     ----------    ---------      ----------    ---------
                                                                              (Dollars in thousands)

Investment Securities:
U.S. Government agencies ..................     $       -      $      -      $  14,449     $ 12,880      $  31,388     $  29,950
Other debt securities .....................             -             -          1,000        1,002          1,951         1,980
                                                ---------     ---------      ---------     --------      ---------     ---------
  Total investment securities .............             -             -         15,449       13,882         33,339        31,930
                                                ---------     ---------      ---------     --------      ---------     ---------

Mortgage-backed and mortgage-related
  securities:
Ginnie Mae ................................        20,081        20,230         85,700       82,171         81,651        77,919
Fannie Mae ................................        16,518        16,620         52,832       50,783         64,839        62,536
Freddie Mac ...............................             -             -         25,043       24,355         24,357        23,785
Non-agency ................................             -             -              -            -              -             -
                                                ---------      --------      ---------     --------      ---------     ---------
  Total mortgage-backed and mortgage-
     related securities ...................        36,599        36,850        163,575      157,310        170,847       164,240
                                                ---------      --------      ---------     --------      ---------     ---------

Collateralized mortgage obligations:
Fannie Mae ................................        74,091        73,619         78,831       77,777         61,621        60,528
Freddie Mac ...............................       140,128       139,677         70,513       69,369         60,493        59,464
Non-agency ................................        72,417        71,430         67,198       59,946         74,288        68,950
Ginnie Mae ................................         5,081         5,037          3,518        3,306          3,504         3,316
                                                ---------      --------      ---------     --------      ---------     ---------
  Total collateralized mortgage
      obligations..........................       291,717       289,763        220,060      210,398        199,906       192,258
                                                ---------      --------      ---------     --------      ---------     ---------

  Total mortgage-backed securities and
      collateralized mortgage
      obligations .........................       328,316       326,613        383,635      367,708        370,753       356,498
                                                ---------      --------      ---------     --------      ---------     ---------

  Total investment and mortgage
      securities ..........................     $ 328,316      $326,613      $ 399,084     $381,590      $ 404,185     $ 388,704
                                                =========      ========      =========     ========      =========     =========

Freddie Mac common stock and other
equity securities .........................     $   6,365      $302,623      $   6,316     $251,661      $   6,409     $ 242,336
                                                =========      ========      =========     =========     =========     =========
  Total investment and mortgage securities
      and Freddie Mac common stock.........     $ 334,681      $629,236      $ 405,400     $633,251      $ 410,501     $ 630.764
                                                =========      ========      =========     ========      =========     =========




                                                                 At September 30,
                                                ---------------------------------------------------
                                                         1998                         1997
                                                ---------------------------------------------------
                                                Amortized      Market        Amortized    Market
                                                  Cost         Value           Cost        Value
                                                ---------------------------------------------------
                                                             (Dollars in thousands)
Investment Securities:
U.S. Government agencies ..................     $       -     $       -    $   5,811     $   5,794
Other  debt securities ....................         1,756         1,995        1,929         2,047
                                                ---------     ---------    ---------     ---------
  Total investment securities .............         1,756         1,995        7,470         7,841
                                                ---------     ---------    ---------     ---------

Mortgage-backed and mortgage-related
  securities:
Ginnie Mae ................................        10,564        10,547        5,074         5,057
Fannie Mae ................................        45,591        45,602       23,280        23,247
Freddie Mac ...............................        22,498        22,667        6,423         6,426
Non-agency ................................         1,970         1,905            -             -
                                                ---------     ---------    ---------     ---------
  Total mortgage-backed and mortgage-
     related securities ...................        80,623        80,721       34,777        34,730
                                                ---------     ---------    ---------     ---------

Collateralized mortgage obligations:
Fannie Mae ................................        81,894        82,682       45,672        45,805
Freddie Mac ...............................        42,180        42,660       37,941        38,138
Non-agency ................................        44,413        44,772       10,240        10,324
Ginnie Mae ................................             -             -            -             -
                                                ---------     ---------    ---------     ---------
  Total collateralized mortgage
     obligations ..........................       168,487       170,114       93,853        94,267
                                                ---------     ---------    ---------     ---------

  Total mortgage-backed securities and
      collateralized mortgage
      obligations .........................       249,110       250,835      128,630       128,997
                                                ---------     ---------    ---------     ---------

  Total investment and mortgage
      securities ..........................     $ 250,886     $ 252,830    $ 136,370     $ 136,838
                                                =========     =========    =========     =========

Freddie Mac common stock and other
equity securities .........................     $   7,072     $ 261,310    $   7,072     $ 185,609
                                                =========     ==========   =========     =========
  Total investment and mortgage securities
      and Freddie Mac common stock.........     $ 257,938     $ 514,140    $ 143,442     $ 222,447
                                                =========     =========    =========     =========

     The following table sets forth the composition of the investment portfolio at the dates indicated and whether such investments have fixed or adjustable interest rates.



                                                       At September 30, 2001                            At September 30, 2000
                                                -----------------------------------------------------------------------------------
                                                  Amortized    Market      Unrealized        Amortized      Market      Unrealized
                                                    Costs      Value       Gain/(Loss)         Costs        Value       Gain/(Loss)
                                                -----------------------------------------------------------------------------------
                                                                               (Dollars in thousands)

U.S. Government agencies....................    $      -      $      -       $      -         $ 14,449      $ 12,880     ($1,569)
Fixed rate mortgage-backed and
   mortgage-related securities:
Ginnie Mae .................................      19,728        19,882            154           83,450        79,960      (3,490)
Fannie Mae .................................      15,614        15,727            113           47,213        45,263      (1,950)
Freddie Mac ................................           -             -              -            4,290         4,088        (202)
                                                --------      --------       --------         --------      --------    --------
 Total fixed rate mortgage-backed and
  mortgage-related securities ..............      35,342        35,609            267          134,953       129,311      (5,642)

Fixed rate collateralized mortgage
obligations:
Fannie Mae .................................       1,604         1,606              2           15,649        15,330        (319)
Freddie Mac ................................      12,703        12,712              9           15,714        15,092        (622)
Non-agency .................................      61,358        60,467           (891)          68,425        61,161      (7,264)
Ginnie Mae .................................           -             -              -            3,518         3,306        (212)
                                                --------      --------       --------         --------      --------    --------
    Total fixed rate collateralized
          mortgage obligations .............      75,665        74,785           (880)         103,306        94,889      (8,417)

    Total fixed rate mortgage-backed
          securities and collateralized
          mortgage obligations .............     111,007       110,394           (613)         238,259       224,200     (14,059)
                                                --------      --------       --------         --------      --------    --------

     Total fixed rate investment and
          mortgage securities...............     111,007       110,394           (613)         252,708       237,080     (15,628)

Variable rate other debt and
     equity investments ....................           -             -              -            1,000         1,003           3
Variable rate mortgage-backed and
     mortgage-related securities ...........       1,257         1,241            (16)          28,622        27,998        (624)
Variable rate collateralized mortgage
     obligations ...........................     216,052       214,978         (1,074)         116,754       115,509      (1,245)
                                                --------      --------       --------         --------      --------    --------

     Total variable rate investment and
          mortgage securities ..............     217,357       216,267         (1,090)         146,376       144,510      (1,866)
Freddie Mac common stock and other
equity securities ..........................       6,365       302,623        296,259            6,316       251,661      245,345
                                                --------      --------       --------         --------      --------    --------
     Total investment and mortgage
          securities and Freddie Mac
          common stock .....................    $334,681      $629,236       $294,556         $405,400      $633,251    $ 227,841
                                                ========      ========       ========         ========      ========    =========

     Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2001 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.


                                                                           More than One Year    More than Five Years
                                                     One Year or Less      through Five Years      through Ten Years
                                                -----------------------------------------------------------------------
                                                            Weighted                 Weighted                Weighted
                                                Amortized    Average     Amortized    Average    Amortized    Average
                                                  Cost        Yield        Cost        Yield       Cost        Yield
                                                -----------------------------------------------------------------------
                                                                       (Dollars in thousands)

Investment securities available
 for sale:
   Federal Agencies .......................         -           -            -           -             -             -
   Other debt securities ..................         -           -            -           -             -             -
     Total investment securities ..........         -           -            -           -             -             -

Mortgage-backed securities available
 for sale:
   Ginnie Mae .............................         -           -            -           -        $    -             -
   Fannie Mae .............................         -           -            -           -         4,676          5.79%
   Freddie Mac ............................         -           -            -           -             -             -
                                                                                                  ------          ----
     Total mortgage-backed securities .....         -           -            -           -         4,676          5.79%

Collateralized mortgage obligations:
   Fannie Mae .............................         -           -            -           -             -             -
   Freddie Mac ............................         -           -            -           -             -          0.00%
   Non-agency .............................         -           -            -           -            88          6.97%
   Ginnie Mae .............................         -           -            -           -             -             -
                                                                                                  ------          ----
     Total collateralized mortgage
       obligations ........................         -           -            -           -            88          6.97%
                                                                                                  ------          ----

Total .....................................         -           -            -           -        $4,764          5.81%
                                                                                                  ======          ====


                                                    More than Ten Years              Total Securities
                                              ---------------------------------------------------------------
                                                              Weighted                              Weighted
                                                Amortized      Average     Amortized     Market     Average
                                                   Cost         Yield        Cost        Value       Yield
                                              ---------------------------------------------------------------
                                                                  (Dollars in thousands)

Investment securities available
 for sale:
   Federal Agencies .......................          -           -             -           -           -
   Other debt securities ..................          -           -             -           -           -
     Total investment securities ..........          -           -             -           -           -

Mortgage-backed securities available
 for sale:
   Ginnie Mae .............................     20,081        6.25%       20,081      20,230        6.25%
   Fannie Mae .............................     11,842        6.50%       16,518      16,620        6.30%
   Freddie Mac ............................          -           -             -           -           -
                                               -------       -----       -------     -------       -----
     Total mortgage-backed securities .....     31,923        6.34%       36,599      36,850        6.27%

Collateralized mortgage obligations:
   Fannie Mae .............................     74,091        4.29%       74,091      73,619        4.29%
   Freddie Mac ............................    140,128        4.59%      140,128     139,677        4.59%
   Non-agency .............................     72,329        6.73%       72,417      71,430        6.73%
   Ginnie Mae .............................      5,081        4.31%        5,081       5,037        4.31%
                                               -------       -----       -------     -------       -----
     Total collateralized mortgage
       obligations ........................    291,629        4.96%      291,717     289,763        4.97%
                                               -------       -----       -------     -------       -----

Total .....................................   $323,552        5.10%     $328,316    $326,613        5.11%
                                              ========       =====      ========    ========       =====

     U.S. Agency Obligations. We did not own any U.S. Agency obligations at September 30, 2001.

     Equity Securities. As of September 30, 2001, equity securities are primarily comprised of 4,655,000 shares of Freddie Mac common stock which had a per share market value of $65.00 per share, a total market value of $302.6 million and a cost basis of approximately $1.36 per share. The large unrealized pre-tax gain of approximately $296.3 million is the result of a series of well-timed investments in Freddie Mac stock in the middle to late 1980's. As a result of strong fundamental growth at Freddie Mac and favorable stock market environment, our Freddie Mac stock investment has appreciated significantly, constituting approximately 33.8% of our total assets. The unrealized gain in Freddie Mac stock has substantially strengthened our capital and earnings. The after tax unrealized gain in Freddie Mac stock constitutes 76.8% of our equity capital, making it the largest segment of our equity position. In addition, our substantial investment in Freddie Mac stock has allowed us to increase our interest rate risk position, with the intent of receiving increased net interest income. Dividends on Freddie Mac stock have also significantly increased our dividend and interest income.

     Because we believe that our ownership of Freddie Mac stock continues to present attractive earnings growth potential and because the sale of Freddie Mac stock would result in the realization of a substantial current tax liability for us, we have no current plans to liquidate our Freddie Mac stock investment. However, we reallocated the Freddie Mac stock so as to more effectively manage our investment and retail operations. In this regard, effective October 16, 2001, as part of the reorganization, 2.5 million shares of Freddie Mac stock were transferred out of CharterBank's portfolio to Charter Financial, First Charter, MHC, and Charter Insurance Company, leaving 50.5% of the Freddie Mac stock in CharterBank's portfolio. Following the reorganization, we continue to monitor our Freddie Mac stock investment.

     Mortgage Related Securities. Our mortgage-backed security portfolio is composed of collateralized mortgage obligations and mortgage-backed securities. Collateralized mortgage obligations and mortgage-backed securities consist of various types of securities issued by the major secondary market issuers including Ginnie Mae, Fannie Mae and Freddie Mac, as well as a variety of private issuers. The portfolio includes securities with a wide variety of structures including variable rate and fixed rate securities, including many hybrid securities with balloon terms.

     Mortgage-backed securities generally yield less than the loans that underlie these securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used as collateral for our borrowings. In general, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae or private issuers that rate AA or better are weighted at not more than 20% for risk-based capital purposes, compared to 50% risk weighting assigned to most nonsecuritized residential mortgage loans.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both prepayment rates and value of mortgage-backed securities.

     While mortgage related securities have maturities as stated in the accompanying tables, average maturities may be significantly shorter based on interest rates and underlying loan prepayments. Based on interest rates and market prepayment assumptions as of September 30, 2001, the estimated average life of our fixed rate mortgage backed security portfolio was 7.14 years and of our fixed rate collateralized mortgage obligation portfolio was 9.06 years.

     As discussed above, we have sought to utilize our strong equity position to enhance our earnings and return on equity by using Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of higher yielding investment securities. In this regard, our mortgage-backed securities portfolio has been effective in leveraging our strong capital and increasing net earnings levels. Collateralized mortgage obligations and mortgage-backed securities and other securities will continue to be purchased in the future with the same general objectives.

     Mortgage-Backed Securities and Mortgage-Related Securities. The following table discloses the amortized cost and fair value of our mortgage-backed and mortgage-related securities, all of which are classified as available for sale as of the dates indicated. Since 1994, all mortgage-backed and mortgage-related securities have been classified as available for sale.

                                                                          At September 30,
                                            -------------------------------------------------------------------------------
                                                             2001                                  2000
                                            -------------------------------------------------------------------------------
                                            Amortized       Percent of     Market       Amortized    Percent of     Market
                                              Cost            Total         Value         Cost          Total        Value
                                            -------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
       Mortgage-backed securities
          available for sale:
       Ginnie Mae......................     $  20,081          6.12%     $  20,230     $  85,700        22.33%    $  82,171
       Fannie Mae......................        16,518          5.03         16,620        52,832        13.77        50,783
       Freddie Mac.....................             -            -              -         25,043         6.53        24,355
       Other...........................             -            -               -             -           -              -

       Collateralized mortgage
          obligations available
          for sale:
       Fannie Mae......................        74,091         22.57         73,619        78,831        20.55        77,778
       Freddie Mac.....................       140,128         42.68        139,677        70,513        18.38        69,369
       Other...........................        72,417         22.06         71,430        67,198        17.52        59,946
       Ginnie Mae......................         5,081          1.54          5,037         3,518         0.92         3,306
                                            ---------     ---------      ---------     ---------    ---------     ---------

           Total.......................     $ 328,316        100.00%     $ 326,613     $ 383,635       100.00%    $ 367,708
                                            =========     =========      =========     =========    =========     =========


                                                      At September 30,
                                            ----------------------------------
                                                           1999
                                            ----------------------------------
                                            Amortized   Percent of      Market
                                               Cost        Total        Value
                                            ----------------------------------
                                                  (Dollars in thousands)
       Mortgage-backed securities
          available for sale:
       Ginnie Mae......................     $  81,651       22.01%     $ 77,919
       Fannie Mae......................        64,839       17.49        62,536
       Freddie Mac.....................        24,357        6.57        23,785
       Other...........................             -           -             -

       Collateralized mortgage
          obligations available
          for sale:
       Fannie Mae......................        61,621       16.62        60,528
       Freddie Mac.....................        60,493       16.32        59,464
       Other...........................        74,288       20.04        68,950
       Ginnie Mae......................         3,504        0.95         3,316
                                            ---------    --------      --------

           Total.......................     $ 370,753      100.00%     $356,498
                                            =========    ========      ========




                                                                        At September 30,
                                            ------------------------------------------------------------------------
                                                            1998                                  1997
                                            ------------------------------------------------------------------------
                                             Amortized   Percent of     Market     Amortized  Percent of     Market
                                                Cost        Total       Value        Cost        Total       Value
                                            ------------------------------------------------------------------------
                                                                    (Dollars in thousands)

       Mortgage-backed securities
       available for sale:
       Ginnie Mae......................       $ 10,594         4.24%   $  10,547   $   5,074         3.94%  $   5,057
       Fannie Mae......................         45,591        18.30       45,602      23,280        18.10      23,247
       Freddie Mac.....................         22,498         9.03       22,667       6,423         4.99       6,426
       Non agency......................          1,970         0.79        1,905           -            -           -
       Collateralized mortgage
          obligations available
          for sale:
       Fannie Mae......................         81,894        32.88       82,682      45,672        35.51      45,805
       Freddie Mac.....................         42,180        16.93       42,660      37,941        29.50      38,138
       Other...........................         44,413        17.83       44,772      10,240         7.96      10,324
                                              --------     --------    ---------   ---------     --------   ---------

           Total.......................       $249,110      100.00%    $250,835    $ 128,630       100.00%  $ 128,997
                                              ========     ========    =========   =========     ========   =========

     Federal Home Loan Bank Stock. Every federally insured financial institution that borrows funds from a Federal Home Loan Bank as a source of liquidity is required to invest in the stock of that Federal Home Loan Bank. The institution's investment in Federal Home Loan Bank stock, along with other assets of the institution, is then pledged as collateral for the advances. As of September 30, 2001, we owned approximately $11.6 million of stock in the Federal Home Loan Bank of Atlanta.

Sources of Funds

     Deposits (both retail and wholesale), borrowings, securities under agreements to repurchase, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Deposits. At September 30, 2001, our total deposits amounted to $200.4 million, of which $164.0 million were retail deposits and $36.4 million were funds on deposit from credit unions. At September 30, 2000, our retail deposits totaled $144.5 million, or 52.7% of total deposits, and our wholesale deposits totaled $129.9 million, or 47.3% of total deposits. Wholesale deposits consist of brokered certificates of deposit and/or funds on deposit from credit unions.

     Retail Deposits. We offer a variety of deposit products to meet the needs of retail and business customers. We currently offer non-interest bearing demand accounts, interest bearing demand accounts (NOWs), savings passbook and statement accounts, money market accounts and certificates of deposits. Deposit products are developed to meet the needs of our targeted markets and products are changed as necessary to meet customer needs and marketing objectives.

     Our deposit flows are influenced by a number of factors including:

     o  general and local economic conditions;

     o  the perceived strength of the stock and stock mutual fund market;

     o  prevailing interest rates; and

     o  competition.

     Our retail deposits are primarily obtained from areas surrounding our offices. To attract and retain deposits, we utilize a strategy that incorporates competitive pricing with high quality service and the development of long term relationships. We determine our deposit rates by evaluating our competition's pricing, the cost of Federal Home Loan Bank borrowings, rates on U.S. Treasury securities and other related funds.

     As of September 30, 2001, demand deposits, NOW deposits, savings, and money market accounts represented 33% of total retail deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended September 30, 2001, 2000, and 1999. We expect that our retail deposit base will expand to reflect the planned expansion of our retail branch network and that our transaction accounts will increase as a result of our increased marketing efforts related to such accounts within our targeted market area.

     Wholesale Deposits. Our wholesale deposits consist of brokered deposits and/or funds on deposit from credit unions. CharterBank solicits brokered certificates of deposit with terms of less than two years to increase liquidity. CharterBank obtains brokered deposits through major securities brokers. A deposit broker is broadly defined as any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions. The fees paid in connection with the brokered deposits are amortized over the life of the deposit and are included in interest expense. CharterBank obtains credit union deposits by placing rates on a rate service. CharterBank pays to advertise its rates with the third party. Credit unions with an interest in depositing funds with CharterBank contact CharterBank directly.

     Legal title to these brokered deposits is held in street name. These certificates of deposit are actively traded based on prevailing interest rates, and ownership changes hands on a daily basis and are held by a broker in "street name." We had no brokered deposits as of September 30, 2001. At September 30, 2000, our brokered certificates of deposit totaled $89.4 million, or 32.6% of total deposits, with a weighted average interest rate of 5.96%.

     Brokered deposits of approximately $89.3 million matured during the 2001 fiscal year. These maturing brokered deposits were funded through the sale of mortgage securities and additional repurchase agreements. The balances of our wholesale deposits are more volatile than retail deposits. As wholesale deposits mature, these deposits are less likely to remain with CharterBank, as compared to the relatively stable balances of our core retail deposit base. While we expect our retail deposit base to increase in the next several years, the maturities of our wholesale deposits will most likely outpace the growth of our retail deposit base. Accordingly, we plan to utilize either borrowed funds or increase the balances of our wholesale certificates of deposit to fund loans.

     At September 30, 2001, our credit union certificates of deposit totaled $36.4 million, or 18.2% of total deposits. At September 30, 2000, our credit union certificates of deposit totaled $40.5 million, or 14.8% of total deposits.

     Deposit Distribution Weighted Average. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

                                                                         At September 30,
                                             -----------------------------------------------------------------------
                                                           2001                                  2000
                                             ---------------------------------    ----------------------------------
                                                                      Weighted                              Weighted
                                                                      Average                               Average
                                              Amount      Percent      Rates        Amount     Percent       Rates
                                             ---------    --------    --------     ---------   --------     --------
                                                                      (Dollars in thousands)
Retail:
   Non-certificated accounts:
     Non-interest bearing demand
       deposits (1).....................     $   9,497       4.74%          -%     $   8,060      2.94%           -%
     NOW deposits.......................        15,465       7.72        1.25         13,962      5.09         1.95
     Savings deposits...................        10,313       5.15        1.50          8,386      3.06         1.99
     Money market deposits..............        18,817       9.39        2.26         11,440      4.17         5.42
                                             ---------    -------                  ---------   -------
   Total non-certificated accounts......        54,092      27.00        1.43         41,848     15.25         2.53

   Certificates of deposit:
     Due within 1 year..................        86,071      42.96        5.06         77,076     28.09         5.74
     Over 1 year through 3 years........        17,788       8.88        5.61         19,204      7.00         6.08
     Over 3 years.......................         6,031       3.01        6.29          6,418      2.34         6.32
                                             ---------    -------                  ---------   -------
   Total retail certificates of
     deposit............................       109,890      54.85        5.09        102,698     37.43         5.76
                                             ---------    -------                  ---------   -------
     Total retail deposits..............       163,982      81.85        4.14        144,546     52.68         4.83
                                             ---------    -------                  ---------   -------

Wholesale:
    Certificates of deposit
    Due within 1 year..................          33,298      16.62        5.71        125,166     45.62         6.13
    Over 1 year through 3 years........           3,075       1.53        5.60          4,659      1.70         6.55
    Over 3 years.......................               -          -          -               -         -            -
                                              ---------    -------                  ---------   -------
    Total wholesale:...................          36,373      18.15        5.70        129,825     47.32         6.15
                                              ---------    -------                  ---------   -------
      Total certificate accounts.........       146,263      73.00        5.24        232,523     84.75         5.98
                                              ---------    -------                  ---------   -------

      Total deposit accounts.............     $ 200,355     100.00%       4.21%     $ 274,371    100.00%        5.37%
                                              =========    =======                  =========   =======

                                                              At September 30,
                                                   ----------------------------------
                                                                 1999
                                                   ----------------------------------
                                                                           Weighted
                                                                            Average
                                                   Amount      Percent       Rates
                                                   -------    ----------   ----------
                                                          (Dollars in thousands)
Retail:
   Non-certificated accounts:
     Non-interest bearing demand
       deposits (1).....................           $ 8,704         3.08%           -%
     NOW deposits.......................            14,495         5.12         2.00
     Savings deposits...................             8,789         3.11         2.49
     Money market deposits..............             9,686         3.42         4.10
                                                   -------    ---------
   Total non-certificated accounts......            41,674        14.73         2.17

   Certificates of deposit:
     Due within 1 year..................            87,533        30.93         5.07
     Over 1 year through 3 years........            18,755         6.63         5.45
     Over 3 years.......................             5,769         2.04         5.43
                                                   -------    ---------
Total retail certificates of
     deposit............................           112,057        39.60         5.09
                                                   -------    ---------
     Total retail deposits..............           153,731        54.33         4.30
                                                   -------    ---------

Wholesale:
     Certificates of deposit
     Due within 1 year..................            84,206        29.76         5.25
     Over 1 year through 3 years........            44,929        15.88         5.22
     Over 3 years.......................                99         0.03         6.13
                                                   -------    ---------
     Total wholesale:...................           129,234        45.67         5.24
                                                   -------    ---------
         Total certificate accounts.....           241,291        85.27         5.17
                                                   -------    ---------

         Total deposit accounts.........          $282,965       100.00%        4.07%
                                                  ========    =========

------------------
(1)  Includes mortgagors' escrow payments.

     Deposit Flow. The following table summarizes the deposit activity of the Bank for the periods indicated.


                                                              For the Years Ended September 30,
                                                         --------------------------------------------
                                                            2001             2000             1999
                                                         ----------       ----------       ----------
                                                                     (Dollars in thousands)
           Balance at beginning of period............    $  274,371       $  282,965       $  135,611
           Net (decrease) increase before
              interest credited......................       (81,969)         (17,679)         142,798
           Interest credited.........................         7,953            9,085            4,556
                                                         ----------       ----------       ----------
           Balance at end of period..................    $  200,355       $  274,371       $  282,965
                                                         ==========       ==========       ==========
              Total (decrease) increase in
                deposit accounts.....................    $  (74,016)      $   (8,594)      $  147,354
                                                         ==========       ==========       ==========
           Percentage (decrease) increase............        (26.98)%          (3.04)%         108.66%
                                                         ==========       ==========       ==========


     C.D. Maturities. At September 30, 2001, we had $37.5 million in certificates of deposits with balances of $100,000 and over maturing as follows:

                                                                         Weighted
                  Maturity Period                        Amount        Average Rate
  ----------------------------------------------       ---------       ------------
                                                          (Dollars In thousands)
  Retail:
  Three months or less...............................   $ 5,032            5.45%
  Over three months through six months...............    10,240            5.34
  Over six months through 12 months..................     7,975            4.85
  Over 12 months.....................................     7,498            6.26
      Total..........................................    30,745            5.46
                                                        -------            -----
  Wholesale:
  Three months or less...............................     1,800            6.02
  Over three months through six months...............       600            5.32
  Over six months through 12 months..................     3,800            5.06
  Over 12 months.....................................       600            5.80
      Total..........................................     6,800            5.40
                                                        -------            -----

  Total..............................................   $37,545            5.45%
                                                        =======            =====

     C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at the dates indicated.


                                                                          At September 30, 2001
                                   -------------------------------------------------------------------------------------------------
                                                                            Period to Maturity
                                   -------------------------------------------------------------------------------------------------
                                   Less than One     One to Two       Two to Three        More than                      Percent of
                                       Year             Years             Years          Three Years        Total          Total
                                   -------------     ----------       ------------       -----------      ---------      ----------
                                                                          (Dollars in thousands)
    Retail:
      4.00% and below                  $ 15,991         $   841          $   65            $    -           $16,897         15.38%
      4.01% to 5.00%..............       23,142           2,325           1,221               623            27,311         24.85
      5.01% to 6.00%..............       31,445           4,441           2,074             1,148            39,108         35.59
      6.01% to 7.00%..............       13,738           4,296             583             3,306            21,923         19.95
      7.01% and above.............        1,755           1,193             749               954             4,651          4.23
                                       --------         -------          ------            ------           -------        ------
        Total.....................       86,071          13,096           4,692             6,031           109,890        100.00
                                       ========         =======          ======            ======           =======        ======
    Wholesale:
      4.00% and below.............     $    199               -               -                 -               199             -
      4.01% to 5.00%..............       14,141           1,090               -                 -            15,231         41.87%
      5.01% to 6.00%..............        5,623             397             397                 -             6,417         17.64
      6.01% to 7.00%..............        4,463           1,092               -                 -             5,555         15.27
      7.01% and above.............        8,872              99               -                 -             8,971         24.66
                                       --------         -------          ------            ------           -------        ------
        Total.....................     $ 33,298         $ 2,678          $  397                 -           $36,373        100.00%
                                       ========         =======          ======            ======           =======        ======

     Borrowings. In addition to deposits, borrowings from the Federal Home
Loan Bank and securities sold under agreements to repurchase provide an additional source of funds to finance our lending and investing activities. We also utilize borrowings to leverage our capital position. At September 30, 2001, our total borrowings were $309.4 million, as compared to $352.2 million at September 30, 2000. Our utilization of borrowings has contributed to our profitability and we will continue to employ borrowings as a source of funds. At the same time, we will consider whether to undertake future borrowings as a source of funds only after a complete review of numerous relevant factors including:

 .    the potential interest spread and risks involved;

 .    analysis of the current and anticipated interest rate environment;

 .    the current and expected levels of our deposit base; and

 .    various other risk factors associated with using borrowings as a source of funds.

     Federal Home Loan Bank Advances. At September 30, 2001, our outstanding FHLB advances totaled $211.8 million, as compared to $234.8 million at September 30, 2000. At September 30, 2001, CharterBank had pledged, under a specific collateral lien with the Federal Home Loan Bank of Atlanta:

 .   all stock of the Federal Home Loan Bank of Atlanta held by CharterBank;

 .       certain qualifying first mortgage loans with unpaid principal balances totaling $142.5 million; and

 .       certain mortgage-backed securities and collateralized mortgage obligations with an aggregate fair value of $146.8 million.

         At September 30, 2001, CharterBank has available lines of credit commitments with the FHLB totaling $276.3 million, of which $211.8 million was advanced and $64.5 million was available.

         Securities Sold Under Agreements to Repurchase. We had approximately $97.7 million of securities sold under agreements to repurchase outstanding at September 30, 2001, as compared to $117.5 million at September 30, 2000. The securities sold under agreement to repurchase at September 30, 2001 are secured by certain mortgage-backed securities and collateralized mortgage obligations with an aggregate fair market value, including accrued interest of $102.7 million, as compared to $124.4 million at September 30, 2000. All securities sold under the agreements to repurchase are under our control. The repurchase agreements at September 30, 2001 and 2000 have maturities of less than 90 days and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian.

     The following table sets forth information concerning balances and interest rates on the Bank's Federal Home Loan Bank advances and securities sold under agreement to repurchase at the dates and for the years indicated.

                                                                  At and for the Year Ended September 30,
                                                               ---------------------------------------------
                                                                  2001             2000               1999
                                                               -----------    ------------       -----------
                                                                           (Dollars in thousands)
Federal Home Loan Bank advances:
   Average balance outstanding............................      $ 239,497     $   239,921        $   189,030
   Maximum amount outstanding at any
     month-end during the period..........................        254,000         260,500            206,900
   Balance outstanding at end of
     the year.............................................        211,750         234,750            205,650
   Weighted average interest rate
     during the year......................................           5.97%           6.25%              4.61%
   Weighted average interest rate at
     end of year..........................................           5.68%           6.32%              5.34%

Securities sold under agreements
   to repurchase:
   Average balance outstanding............................      $ 117,600     $   122,726        $    60,135
   Maximum amount outstanding at any
     month-end during the year............................        157,963         153,308            111,320
   Balance outstanding at end of
     the year.............................................         97,674         117,469            107,217
   Weighted average interest rate
     during the year......................................           5.62%           6.64%              5.42%
   Weighted average interest rate at
     end of year..........................................           3.25%           6.76%              5.54%


     Current and Planned Sources of Funds. As discussed above, we expect to continue to rely on a combination of both retail and wholesale deposits to fund our operations. We will seek to grow the retail component of our funding structure, while reducing our dependence on brokered deposits as a source of funds. In this regard, the Auburn market, where we opened a branch in November 2001, offers a larger, higher growth market, than our current market area. In addition, our planned branch expansion within our targeted market area and the on-going establishment of smaller retail facilities and ATMs should enhance our ability to attract retail deposits.

     While we will attempt to reduce our reliance on wholesale deposits in the long term, the maturities of our wholesale deposits and the growth of our loan portfolio will most likely outpace the growth of our retail deposit base over the next several years. Thus, wholesale deposits, possibly including brokered deposits, and borrowings will continue to remain a significant source of funds for CharterBank in the near term. In addition to deposits and borrowings, other significant sources of funds include liquidity, loan repayments, maturing investments and retained earnings.

Investment in Limited Partnerships

         In 1997, CharterBank purchased interests in two limited partnerships, for $7.0 million, which were formed to acquire mortgage servicing rights. CharterBank was allocated approximately 12% and 21% of the respective earnings or losses of these two partnerships. During 1998, CharterBank wrote off its entire limited partnership investment of $2.0 million in the partnership for which it had a previous 12% interest and recorded a $3.7 million valuation allowance relating to its $5.0 million limited partnership investment for which it has a 21% interest. For the year ended September 30, 2001, CharterBank recognized ($1,200,488) equity in the net earnings (loss) of the limited partnership, and $(28,602) and $448,000 for the years ended September 30, 2000 and 1999, respectively. CharterBank's equity investment in the limited partnership at September 30, 2001 was approximately $671,000. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the limited partnership interest.

Personnel

         As of September 30, 2001, CharterBank had 130 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

FEDERAL AND STATE TAXATION

Federal

         General. For federal income tax purposes, we report income on the basis of a taxable year ending September 30, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Following the reorganization, CharterBank and Charter Financial will constitute an affiliated group of corporations and, therefore, will be eligible to report their income on a consolidated basis. However, Charter Financial and CharterBank will file separate federal and state income tax returns. CharterBank is not currently under audit by the IRS and has not been audited for the past five years. The last federal audit of CharterBank's federal tax return was related to the fiscal year ended September 30, 1991.

         Distributions. To the extent that CharterBank makes "non-dividend distributions" to Charter Financial, such distributions will be considered to result in distributions from unrecaptured tax bad debt reserve as of December 31, 1987 ("base year reserve"), to the extent thereof and then from supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits will not be included in income.

         The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includible in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. We do not intend to pay dividends that would result in the recapture of any portion of our bad debt reserves.

         Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by alternative minimum tax net operating loss carryovers of which we currently have none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. We have been subject to a tax on alternative minimum taxable income during the past five years.

         Elimination of Dividends. Charter Financial may exclude from its income 100% of dividends received from CharterBank and Charter Insurance as a member of the same affiliated group of corporations.

State

         CharterBank currently files and will continue to file Georgia and Alabama income tax returns. Generally, the income of financial institutions in Georgia and Alabama, which is calculated based on federal taxable income, subject to certain adjustments, is subject to both Alabama and Georgia tax. We are not currently under audit with respect to our Georgia or Alabama income tax returns and our state tax returns have not been audited for the past five years.

         Charter Financial will be required to file a Georgia income tax return and will generally be subject to a state income tax rate that is the same tax rate as the tax rate for financial institutions in Georgia.

REGULATION OF CHARTERBANK AND CHARTER FINANCIAL

General

         Charter Financial and First Charter, MHC are regulated as savings and loan holding companies by the OTS. CharterBank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. CharterBank must file reports with the OTS concerning its activities and financial condition. Charter Financial and First Charter, MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. Charter Financial will also be required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

         On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on Charter Financial, First Charter, MHC, and CharterBank where relevant, is discussed throughout the regulation section below.

         Any change in such laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on Charter Financial and CharterBank and their operations and stockholders.

Federal Banking Regulation

         Activity Powers. CharterBank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, CharterBank may invest in mortgage loans secured by residential and commercial real estate; commercial and consumer loans; certain types of debt securities; and certain other assets. CharterBank may also establish service corporations that may engage in activities not otherwise permissible for CharterBank, including certain real estate equity investments and securities and insurance brokerage. CharterBank's authority to invest in certain types of loans or other investments is limited by federal law.

         Loans-to-One-Borrower Limitations. CharterBank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, CharterBank's total loans or extensions of credit to a single borrower cannot exceed 15% of CharterBank's unimpaired capital and surplus which does not include accumulated other comprehensive income. CharterBank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. CharterBank currently complies with applicable loans-to-one-borrower limitations.

         QTL Test. Under federal law, CharterBank must comply with the qualified thrift lender, or "QTL" test. Under the QTL test, CharterBank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, CharterBank's total assets less the sum of:

 .        specified liquid assets up to 20% of total assets;

 .        goodwill and other intangible assets; and

 .        the value of property used to conduct CharterBank's business.

         CharterBank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. CharterBank met the QTL test at September 30, 2001, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment of our Freddie Mac stock, rather than the current market value of the stock.

         If CharterBank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

         Capital Requirements. OTS regulations require CharterBank to meet three minimum capital standards:

         (1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

         (2) a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

         (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

         The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk based capital requirement, CharterBank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses ,as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses, as defined includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         At September 30, 2001, CharterBank met each of its capital requirements.

       Community Reinvestment Act. Under the Community Reinvestment Act
("CRA"), as implemented by OTS regulations, CharterBank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for CharterBank nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of CharterBank, to assess CharterBank's record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by CharterBank. The CRA also requires all institutions to make public disclosure of their CRA ratings. CharterBank received a "Satisfactory" CRA rating in its most recent examination.

         CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

         o lending test, to evaluate the institution's record of making loans in its assessment areas;

         o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

         o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

         Transactions with Related Parties. CharterBank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to CharterBank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of CharterBank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from CharterBank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         CharterBank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CharterBank's capital. The regulations allow small discounts on fees on residential mortgages for directors officers and employees. In addition, extensions of credit in excess of certain limits must be approved by CharterBank's Board of Directors.

         Enforcement. The OTS has primary enforcement responsibility over savings associations, including CharterBank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         Standards For Safety And Soundness. Under federal law, the OTS has adopted, a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

         In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on CharterBank's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. CharterBank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CharterBank's net income for that year plus CharterBank's retained net income for the previous two years. However, a savings association subsidiary of a savings and loan holding company, such as CharterBank, will continue to have to file a notice, unless the specific capital distribution requires an application.

         The OTS may disapprove of a notice or application if:

         o    CharterBank would be undercapitalized following the distribution;

         o the proposed capital distribution raises safety and soundness concerns; or

         o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         Liquidity. CharterBank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

         Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

         o    well capitalized;

         o    adequately capitalized;

         o    undercapitalized; and

         o    critically undercapitalized.

         At September 30, 2001, CharterBank met the criteria for being considered "well-capitalized."

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law.

         Insurance of Deposit Accounts. CharterBank is a member of the Savings Association Insurance Fund, and CharterBank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

         Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Federal Home Loan Bank System. CharterBank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. CharterBank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500 or 5% of outstanding advances. CharterBank was in compliance with this requirement with an investment in the capital stock of the FHLB of Atlanta at September 30, 2001, of $11.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, CharterBank's net interest income would be affected.

         Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings associations, such as CharterBank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized:
Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

         Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. ss. 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System

         Under regulations of the Federal Reserve Board (the "FRB"), CharterBank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.8 million or less, subject to adjustment by FRB, and an initial reserve of $1.3 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. CharterBank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce CharterBank's interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation

         Charter Financial and First Charter, MHC are savings and loan holding companies regulated by the OTS. As such, Charter Financial and First Charter, MHC registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Charter Financial and First Charter, MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

         Restrictions Applicable to Charter Financial. Because Charter Financial was organized after May 4, 1999, under the GLB Act, it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are "grandfathered" under the GLB Act and generally have no restrictions on their business activities. Charter Financial's activities, however, will be restricted to:

          o furnishing or performing management services for a savings institution subsidiary of such holding company;

          o    conducting an insurance agency or escrow business;

          o holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

          o holding or managing properties used or occupied by a savings institution subsidiary of such company;

          o    acting as trustee under a deed of trust;

          o any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under
               Section 4(c) of the Bank Holding Company Act of 1956 ("BHC"), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

          o purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

          o    any activity permissible for financial holding companies under section 4(k) of the BHC.

         Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Banking Holding Company Act include:

          o lending, exchanging, transferring, investing for others or safeguarding money or securities;

          o insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

          o    financial, investment or economic advisory services;

o issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

o    underwriting, dealing in, or making a market in securities;

o activities previously determined by the FRB to be closely related to banking;

o activities that bank holding companies are permitted to engage in outside of the U.S.; merchant banking activities; and

o    portfolio investments made by an insurance company.

     In addition, Charter Financial cannot be acquired or acquire a company unless the acquirer is engaged solely in financial activities.

     Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company may engage only in the following activities:

o    investing in the stock of a savings institution;

o acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

o merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

o investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

o the permissible activities described above for non-grandfathered savings and loan holding companies.

     If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non conforming activities and divest any non-conforming investments.

     Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including Charter Financial and First Charter, MHC, directly or indirectly, from acquiring:

o control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

 .    through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

 .    control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

     A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

 .    in the case of certain emergency acquisitions approved by the FDIC;

 .    if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

 .    if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

     If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution's failure to so qualify.

Federal Securities Law

     Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2.  PROPERTIES

     We currently conduct our business through five full-service banking offices and two loan production offices. As of September 30, 2001, the properties and leasehold improvements owned by us had an aggregate net book value of $4.8 million.

                                                                               Year of Lease
                                                                                 or License      Deposits as of
               Location                    Ownership          Year Opened      Expiration(1)   September 30, 2001
              ----------                   ---------          -----------      --------------  ------------------
                                                                                                 (In thousands)



Administrative/Main Office:
600 Third Avenue                             Owned               1965                -             $100,498
West Point, Georgia

Branch Offices:

300 Church Street                            Owned               1976                -               30,043
LaGrange, Georgia

3500 20th Avenue(2)                          Leased              1963             7/31/08            51,313
Valley, Alabama

91 River Road(2)                             Owned               1989                -               11,349
Valley, Alabama

Auburn, Alabama(3)                           Owned               2001                -                6,952

Loan Production Offices:

15 Ruth Drive, Suite C                       Leased              1993         Month-to Month
Newnan, Georgia

118-C Enterprise Court                       Leased              1993            10/31/01
Columbus, Georgia

Airport Plaza                                Leased              1994         Month-to-Month
Auburn, Alabama(3)

------------------
(1) Lease expiration dates assume all options to extend lease terms are exercised.

(2) Includes time period operated by Citizens National Bank prior to the Citizens acquisition.

(3) The permanent branch was opened in November of 2001 and the Loan production office was closed with its operations being merged into the branch operations. The loan production office was qualified as a branch office and accepted non- cash deposits.

ITEM 3.  LEGAL PROCEEDINGS

     We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                                               Quarterly Operating Results
                                -------------------------------------------------------------------------------------
                                                    2001                                       2000
                                -------------------------------------------  ----------------------------------------
                                   1st       2nd        3rd        4th         1st       2nd        3rd         4th
                                 quarter   quarter    quarter    quarter     quarter   quarter    quarter     quarter
                                -------------------------------------------  ----------------------------------------
                                                                 (Dollars in thousands)
Interest and dividend income    $13,484     12,535      11,411     10,641     12,707     13,197     14,110     13,935
Interest expense...............   9,541      8,344       7,205      6,556      8,075      8,864      9,638     10,071
                                -------   --------    --------   --------   --------   --------   --------   --------
   Net interest and dividend
     income....................   3,943      4,191       4,206      4,085      4,632      4,333      4,472      3,864
Provision for loan losses......     150        150         150         50         90         90        130      1,100
   Net interest and dividend
     income after provision
     for loan losses...........   3,793      4,041       4,056      4,035      4,542      4,243      4,342      2,764
                                -------   --------    --------   --------   --------   --------   --------   --------
Noninterest income (loss)......     503        793         434        (77)       397        436        422        694
Noninterest expense............   2,794      2,980       2,581      3,061      3,183      2,936      3,089      6,734
                                -------   --------    --------   --------   --------   --------   --------   --------
   Income before provision for
     income taxes..............   1,502      1,854       1,909        897      1,756      1,743      1,675     (3,276)
                                -------   --------    --------   --------   --------   --------   --------   --------
Income tax expense (benefit)...     360        477         478         90        487        439        422        (88)
                                -------   --------    --------   --------   --------   --------   --------   --------
   Net income.................. $ 1,142      1,377       1,431        807      1,269      1,304      1,253     (3,188)
                                =======   ========    ========   ========   ========   ========   ========   ========
Other comprehensive income
  (loss)....................... $48,184     (8,792)      8,002     (6,437)   (13,867)   (11,043)   (10,886)    40,455
                                =======   ========    ========   ========   ========   ========   ========   ========
   Comprehensive income (loss). $49,326     (7,415)      9,433     (5,630)   (12,598)    (9,739)    (9,633)    37,267
                                =======   ========    ========   ========   ========   ========   ========   ========

     Our common stock is listed on the Nasdaq National Market System for the Nasdaq Stock Market under the symbol "CHFN." First Charter, MHC owns 15,857,924 shares, or 80% of our outstanding common stock. At October 16, 2001, there were 19,822,405 shares of common stock issued and outstanding, and there were approximately 500 holders of record. The price range for the common stock for the period from the issue date of October 16, 2001 to December 14, 2001 was as follows:

         Period                   High           Low            Dividend
        -------                   ----           ---            --------

        October 16, 2001-        $18.30         $10.00              -
        December 14,2001

     The stock price information set forth above has been provided by the National Association of Securities Dealers, Inc. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

     Although no decision has been made regarding the payment of dividends, we will consider a policy of paying quarterly cash dividends on our common stock beginning the first full quarter after the reorganization. The payment of dividends will be subject to determination by our board of directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by CharterBank to Charter Financial. We cannot guarantee that we will pay dividends or that, if paid, that we will not reduce or eliminate dividends in the future.

     If Charter Financial pays dividends to its stockholders, it will be required to pay dividends to First Charter, MHC, unless First Charter, MHC elects to waive dividends. We currently anticipate that First Charter, MHC will waive dividends paid by Charter Financial. Any decision to waive dividends will be subject to regulatory approval.

     Charter Financial will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. The source of payment of any dividends paid will initially come from Charter Financial's proceeds retained in the offering and dividend income on Charter Financial's 1,700,000 shares of Freddie Mac common stock. Our ability to pay dividends will also depend on how much of our common stock we may repurchase and upon the amount of funds available from CharterBank, which must provide the Office of Thrift Supervision with 30 days notice of its intention to make a capital distribution to Charter Financial. Office of Thrift Supervision regulations may also limit, in certain circumstances, CharterBank's ability to make capital distributions.

ITEM 6.  SELECTED FINANCIAL DATA

     The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Charter Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.



                                                                      At September 30,
                                           ------------------------------------------------------------------------
                                              2001           2000           1999           1998            1997
                                           ----------      --------       --------       --------        ----------
                                                                       (In thousands)


Selected Financial Data: (1)
   Total assets.........................   $  894,920     $  920,962     $  883,686     $  709,336     $  483,811
   Loans receivable, net(2).............      224,591        253,467        208,456        166,360        135,256
   Investment securities available
     for sale(3)........................      326,614        381,590        388,704        252,830        136,838
   Freddie Mac common stock & other
     equities securities................      302,623        251,661        242,336        261,310        185,609
   Retail deposits......................      163,982        144,482        153,731        100,808         89,889
   Total deposits.......................      200,355        274,371        282,965        135,611         89,889
   Deferred income taxes................      112,379         92,120         88,869         93,681         66,671
   Total borrowings.....................      309,424        352,219        312,867        288,638        186,925
   Total retained earnings..............       56,058         51,029         50,157         23,127         22,652
   Accumulated other
     comprehensive income(4)............      180,858        139,900        135,241        159,556        111,482
   Total equity.........................      236,916        190,929        185,398        182,683        134,134
   Allowance for loan losses............        5,290          6,346          5,710          2,054          1,846
   Non-performing assets................        2,746          3,461          2,211            436          1,443



                                                             For the Years Ended September 30,
                                           ------------------------------------------------------------------------
                                              2001           2000           1999           1998           1997
                                           ----------      --------       --------       --------        ----------
                                                                        (In thousands)


Selected Operating Data: (1)
Interest and dividend income............    $  48,071      $  53,949      $   36,741     $  28,991     $  21,045
Interest expense........................       31,645         36,647          23,341        19,409        12,757
                                            ---------      ---------      ----------     ---------     ---------
   Net interest income..................       16,426         17,302          13,400         9,582         8,288
Provision for loan losses...............          500          1,410             240           180           300
                                            ---------      ---------      ----------     ---------     ---------
   Net interest and dividend income
     after provision for loan losses....       15,926         15,892          13,160         9,402         7,988

Total noninterest income (loss).........        1,652          1,949          38,749        (3,307)        3,606
Total noninterest expenses..............       11,416         15,943          10,749         6,622         8,326
                                            ---------      ---------    ------------     ---------     ---------
Income (loss) before provision for
      income taxes......................        6,162          1,898          41,160          (527)        3,268
                                            ---------      ---------      ----------     ---------     ---------
Income tax expense (benefit)............        1,406          1,260          14,333          (839)          350
                                            ---------      ---------      ----------     ---------     ---------
   Net income...........................    $   4,756      $     638      $   26,827     $     312     $   2,918

Other comprehensive income
  (loss), net of tax (5)................    $  40,958      $   4,659      $  (24,314)    $  48,074     $  35,378
                                            ---------      ---------      ----------     ---------     ---------
   Comprehensive income (6).............    $  45,714      $   5,297      $    2,513     $  48,386     $  38,296
                                            =========      =========      ==========     =========     =========

------------------
(1) Reflects assets and liabilities transferred in reorganization of October 16, 2001 and income and expenses related thereto. Refer to note 21 to consolidated financial statements.

(2) Loans are shown net of deferred loan fees and allowance for loan losses and excludes loans held for sale.

(3) Includes all CharterBank investment securities available for sale excluding Freddie Mac common stock.

(4) Consists of unrealized holding gains and losses on Freddie Mac common stock, investments, mortgage-backed securities and collateralized mortgage obligations classified as available for sale, net of income taxes.

(5) Consists of the change in unrealized holding gains or losses on Freddie Mac common stock, investments, mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes.

(6)  Consists of net income for the period plus other comprehensive income
     (loss).



                                                             At or for the Years Ended September 30,
                                                 ------------------------------------------------------------------------
                                                    2001           2000           1999           1998            1997
                                                 ----------      --------       --------       --------        ----------
Selected Financial Ratios and Other Data(7):
   Performance:
    Return on Realized Assets(8).............         0.76%        0.09%          5.41%          0.08%           1.16%
    Return on average assets.................         0.52         0.07           3.46           0.05            0.71
    Comprehensive return on average
      assets(9)..............................         4.98         0.59           0.32           7.99            8.57
    Return on realized equity(8).............         8.61         1.18          68.01           1.15%          19.22
    Return on average equity.................         2.08         0.38          12.70           0.19            2.54
    Comprehensive return on average
      equity(10).............................        19.98         3.13           1.19          29.57           30.79
    Average equity to average assets.........        24.92        18.90          27.25          27.01           27.82
    Equity to total assets at end of period..        26.47        20.73          20.98          25.75           27.72
    Average interest rate spread(11).........        (0.34)        0.37          (0.42)         (0.65)          (0.21)
    Net interest margin(11)(12)..............         1.83         1.99           1.75           1.63            2.05
    Average interest-earning assets..........
      to average interest-bearing
      liabilities............................         1.61x        1.38x          1.71x          1.69x           1.71x
    Total noninterest expense to average
     assets..................................         1.24%        1.78%          1.39%          1.09%           2.02%
   Efficiency ratio(13)......................        63.15        82.27          54.33         120.21           87.32

   Regulatory Capital Ratios:
    Tangible capital.........................         9.44         7.49           7.02           5.20            7.24
    Core capital.............................         9.44         7.49           7.02           5.20            7.24
    Risk-based capital.......................        29.94        26.45          36.66          11.86           15.42

   Asset Quality Ratios:
    Non-performing loans as a percent
        of total loans.......................         1.01         1.09           0.93           0.18            0.85
    Non-performing assets as a percent
           of total assets...................         0.31         0.38           0.25           0.06            0.30
    Allowance for loan losses as a percent
     of total loans..........................         2.30         2.44           2.67           1.22            1.34
    Allowance for loan losses as a ratio
         of non-performing loans.............         2.28x        2.24x          2.87x          6.71x           1.57x

   Number of:
    Full-time equivalent employees...........          130          126            129             92              82

---------------

(7) Asset quality ratios and regulatory capital ratios are end of period ratios.

(8)  Realized assets and equity exclude unrealized gains on Freddie Mac stock.

(9) Comprehensive return on average assets represents annualized comprehensive income divided by average assets. This is included because in contrast to other financial institutions, a vast majority of Charter Financial's comprehensive income is in the form of other comprehensive income instead of net income, therefore comprehensive return on average assets provides useful information. This information is relevant because of Charter Financial's significant investment in Freddie Mac common stock.

(10) Comprehensive return on average equity represents annualized comprehensive income divided by average equity. This is included because in contrast to other financial institutions, a vast majority of Charter Financial's comprehensive income is in the form of other comprehensive income instead of net income, therefore comprehensive return on average equity provides useful information. This information is relevant because of Charter Financial's significant investment in Freddie Mac common stock.

(11) The net interest spread and net interest margin are significantly impacted by the large balances of Freddie Mac stock and the low dividend yield on that stock. Please see the net interest margin discussion in MD&A for a discussion of this impact

(12) Net interest margin represents net interest income including dividend income from Freddie Mac stock as a percentage of average interest-earning assets including Freddie Mac stock.

(13) The efficiency ratio represents the ratio of operating expenses (excluding certain elements of charitable contributions which relate to appreciation of donated stock) divided by the sum of net interest income and noninterest income less gain on sales of investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         CharterBank's results of operations depend primarily on earnings on investments and net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial mortgage loans, consumer loans, mortgage related securities, and investment securities, such as our Freddie Mac stock investment. Interest bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the FHLB of Atlanta. Our balance sheet at September 30, 2001 also contains non-interest bearing liabilities of approximately $148.2 million of which $112.4 million represents deferred taxes, principally relating to the unrealized gain on our Freddie Mac stock. Our results of operations also depend on our provision for loan losses, noninterest income and our non-interest expense. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains on sale of loans, service fees and charges.

         Our results of operations may also be affected significantly by economic and competitive conditions in our market area and elsewhere, including those conditions that influence market interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact us. Furthermore, because our lending activity is concentrated in loans secured by real estate located in Georgia and Alabama, downturns in the regional economy encompassing these states could have a negative impact on our earnings.

Management Strategy

         In recent years, we have adopted a growth-oriented strategy that has focused on expanding our retail banking operations, using our strong capital position to increase net income by funding the purchase of mortgage related securities with borrowings, and continuing to hold our Freddie Mac stock investment.

         Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing quality services at competitive prices. We have sought to implement this strategy by maintaining our core product offerings, including residential and commercial mortgage loans and a variety of checking and savings deposit products, while at the same time broadening our product lines and services, expanding delivery systems for our customers, and extending our branch network. More specifically, we seek to:

         o continue to focus on expanding our residential lending and retail banking franchise, and increasing the number of households served within our market area;

         o expand our commercial loan and deposit banking products and services for businesses, as a means to increase the yield on our loan portfolio, to attract lower cost deposit accounts and increase non-interest income;

         o increase convenience to customers as a means to compete for an increased share of our customers' financial service business; and

         o increase the use of our existing alternative delivery channels, such as ATMs and telephone banking, and implement new alternative delivery channels, such as Internet banking.

         In addition, we offer competitive interest rates to attract new deposits and attempt to cross sell additional services to our customers as a way of expanding these relationships. We train our employees not only in the technical aspects of their jobs, but also in how to provide outstanding quality service to customers. We also continue our dedication to our community through continual support of, and donations to, the Charter Foundation. We believe that this growth-oriented strategy is best for our long term success and viability, and complements our existing commitment to high quality customer service.

         CharterBank's GAAP capital position has allowed us to engage in a second strategy of maximizing net interest income through investment in mortgage related securities funded with advances from the FHLB and repurchase agreements. The margins involved in this type of wholesale investment strategy are narrower than those of a traditional retail bank due to lower yields on mortgage securities than other retail investments and the higher cost of borrowed funds than traditional retail deposits. While this wholesale strategy has helped to increase net interest income, it also has a negative effect on our interest rate spread and net interest margin. We have recently embarked on a strategy of investing more of the borrowed funds in higher-yielding commercial real estate loans in order to improve our interest rate spread and net interest margin thereby increasing the profitability of our core banking operations.

         Our third strategy is to hold our large position of Freddie Mac common stock. This strategy has worked well for us with the total return on Freddie Mac stock averaging better than 20% for the past ten years.

         Following the reorganization, we intend to utilize proceeds from the offering to further the objectives of our growth-oriented strategy. We may also use the offering proceeds to acquire branches from other banks or to make other acquisitions, although we have no current plans to do so.

Management of Interest Rate Risk

         As a financial institution, we face risk from interest rate volatility. Fluctuations in interest rates impact both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates also affect the market value of all interest-earning assets.

         The primary goal of our interest rate management strategy is to limit fluctuations in net interest income as interest rates vary up or down. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, portfolio equity will remain within an acceptable range.

         Our lending activities have emphasized one-to-four family and commercial mortgage loans. Our sources of funds includes retail deposits, FHLB advances, repurchase agreements and wholesale deposits. Retail deposits consist primarily of certificates of deposit, which have shorter terms to maturity than the loan portfolio, and transaction accounts. Recently, we have employed several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

         o Selling a majority of the 30 year and 15 year fixed-rate mortgages we originate to the secondary market, generally on a servicing released basis;

         o Maintaining the diversity of our existing loan portfolio through the origination of commercial real estate and consumer loans which typically have variable rates and shorter terms than residential mortgages; and

         o    Emphasizing investments with adjustable interest rates.

         o    Increased fixed rate borrowings from the FHLB.

         The actual amount of time before loans are repaid can be significantly impacted by changes in market interest rates. Prepayment rates also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables, the assumability of the loans, related refinancing opportunities and competition. We monitor interest rate sensitivity so that we can attempt to adjust our asset and liability mix in a timely manner and thereby minimize the negative effects of changing rates.

         We believe that our high level of capital historically has allowed us to support a high level of interest rate risk to enhance long-term income at the cost of increased volatility in the income stream. Our reliance on borrowings rather than deposits presents an interest rate challenge for us. As part of our efforts to address our interest rate risk, during the year ended September 30, 2001, CharterBank reduced its fixed rate mortgage related investment securities by $126.7 million and replaced them with variable rate mortgage related investments. In addition, we replaced variable rate borrowings with fixed rate borrowings in 2001 in order to take advantage of the lower interest rate environment.

         Net Interest Income Simulation. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under two different interest rate environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one year time period following the current financial statement. With certain interest rates currently below 3.00% a down 300 calculation does not provide meaningful information.

     The table below sets forth, as of, September 30, 2001, the estimated changes in net portfolio value that would result from changes in interest rates as indicated over the applicable twelve-month period.



                                  Net Portfolio Value
           Change                                                                     Post Shock
           In Rates          $ Amount             $ Change        % Change          Capital Ratio
          ----------        ----------           ----------      ----------        ---------------
                                          (Dollars in thousands)


             +300 bp           213,384             (20,753)           8.86%            25.10%
             +200 bp           220,606             (13,531)           5.78%            25.49%
             +100 bp           227,248              (6,889)           2.94%            25.75%
                0 bp           234,137                    -           0.00%            25.94%
             -100 bp           227,751              (6,386)           2.73%            25.02%
             -200 bp           206,247             (27,890)          11.91%            22.80%
             -300 bp               N/A                  N/A             N/A               N/A


     The net portfolio value is the capital, the excess of assets over liabilities, after all assets and liabilities are marked to market. The net portfolio value decreases as interest rates increase because our fixed rate assets with long maturities decline in value. The net portfolio value decreases as interest rates decrease because fixed rate loans and fixed rate debt securities have a borrower option to prepay and so the assets do not gain value with the reduction in interest rates. At September 30, 2001, fixed rate investment and mortgage securities comprised $110.4 million or 33.8% of our total portfolio of investment and mortgage securities of $326.6 million. The disparate results on net portfolio value of interest rate increases versus interest rate decreases is sometimes referred to as negative convexity. The post shock capital ratio is the post shock net portfolio value as a percent of total assets.

     The effects of interest rates on net portfolio value and net interest income are not predictable. Nevertheless, CharterBank's management does not expect current interest rates to have a material adverse effect on CharterBank's net portfolio value or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

     Average Balance Sheet and Analysis of Net Interest Income. The following tables depict the significant effect of the Freddie Mac stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac stock. Freddie Mac stock had a dividend return on cost basis of approximately 56.5% at September 30, 2001. However, the dividend yield on the market value of the Freddie Mac stock is only 1.2%. The appreciation in the market value of the Freddie Mac stock has created our strong comprehensive income.

         Overall, ratios have weakened slightly for the year ended September 30, 2001, as compared to the year ended September 30, 2000, due to the effects of the falling interest rate environment during this time period on our wholesale investment strategy and a 43 basis point increase in the average cost of time deposits as we attempted to grow our core deposit base. We locked in $125.8 million in fixed rate advances to take advantage of the lower interest rate environment during 2001, which helped to decrease the average cost of borrowings by 36 basis points from 2000. However, the lower interest rate environment also increased loan prepayments and lowered the yield on mortgage-related investments by 75 basis points in 2001. The yield on loans receivable increased 5 basis points during the year ended September 30, 2001 compared to the year ended September 30, 2000. This slight increase reflects the shift in the allocation of the loan portfolio as 1-4 family mortgage loans decreased and higher-yielding commercial real estate loans increased from 2000. The cost of deposits increased 9 basis points from 5.30% to 5.39% in comparing 2000 to the year ended September 30, 2001. The increase in the cost of deposits during a time period of falling interest rates is due to our deposit pricing strategy implemented during 2001 that pays higher rates to customers maintaining larger balances. The combination of these rate changes reduced the overall net interest margin by 16 basis points from 1.99% for the year ended September 30, 2000 to 1.83% for the year ended September 30, 2001.

         In the table below, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans.

                                                         At September 30, 2001
                                                      --------------------------
                                                         Actual
                                                        Balance       Yield/Cost
                                                      ------------   -----------
Assets:
Interest-earning assets:

    Interest-bearing deposits in other financial
      institutions...................................  $   5,367          3.00%
    FHLB common stock................................     11,636          6.75%
    Mortgage-backed securities and collateralized
      mortgage obligations available for sale........    326,613          5.11%

    Loans receivable.................................    224,591          8.62%
                                                       ---------
    Total interest-earning assets excluding
      Freddie Mac common stock ......................    568,207          6.51%
      Freddie Mac common stock and other
        investment securities available for sale.....    302,623          1.23%
                                                       ---------
    Total interest-earning assets including
      Freddie Mac common stock.......................    870,830          4.68%
      Total non-interest earning assets..............     24,090              -
      Total assets...................................  $ 894,920          4.55%
                                                       =========
Liabilities and Equity:
Interest-bearing liabilities:
    NOW accounts.....................................  $  14,505          1.25%
    Savings accounts.................................     10,313          1.49%
    Money market deposit accounts....................     18,817          2.26%
    Certificates of deposit accounts.................    149,263          5.35%
                                                       ---------
      Total interest-bearing deposits................    189,898          4.52%
    Borrowed funds...................................    309,424          4.87%
                                                       ---------
      Total interest-bearing liabilities.............    499,322          4.74%

    Noninterest-bearing deposits.....................     10,457              -
    Other noninterest-bearing liabilities............    148,225              -
                                                       ---------
      Total noninterest-bearing liabilities..........    158,682              -
      Total liabilities..............................    658,004          3.59%
      Total equity...................................    236,916
                                                       ---------
      Total liabilities and equity...................  $ 894,920
                                                      =========



                                                                        For the Years Ended September 30,
                                                  ----------------------------------------------------------------------------

                                                                   2001                                  2000
                                                  -------------------------------------  -------------------------------------
                                                                               Average                               Average
                                                     Average                    Yield/      Average                   Yield/
                                                     Balance      Interest       Cost       Balance     Interest       Cost
                                                  -------------  ----------   ---------    ---------   ----------    ---------
                                                                               (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions.......................  $   7,213    $    344         4.77%   $   2,625    $    159        6.06%
   FHLB common stock and other equity.............     12,486         899         7.20       12,660         971        7.67
   Mortgage-backed securities and collateralized
      mortgage obligations available for sale.....    328,648      21,150         6.44      381,924      27,477        7.19
   Other investment securities available for sale.      9,866         652         6.61       18,152       1,194        6.58
   Loans receivable...............................    243,243      21,442         8.82      240,401      21,076        8.77
                                                    ---------  ----------                 ---------  ----------
     Total interest-earning assets excluding
           Freddie Mac common stock...............    601,455      44,487         7.40      655,762      50,877        7.76
   Freddie Mac common stock.......................    297,834       3,584         1.20      214,076       3,072        1.44
                                                    ---------    --------                 ---------    --------
   Total interest-earning assets including
      Freddie Mac common stock....................    899,289      48,071         5.35      869,838      53,949        6.20
     Total non-interest earning assets............     18,690           -         -          22,656           -           -
                                                    ---------    --------                 ---------    --------
     Total assets.................................  $ 917,980    $ 48,071                 $ 892,494    $ 53,949
                                                    =========    ========                 =========    ========
Liabilities and Equity:
Interest-bearing liabilities:
   NOW accounts...................................     14,512         249         1.72       13,717         282        2.06
   Savings accounts...............................      8,261         161         1.95        8,585         275        3.20
   Money market deposit accounts..................     14,254         565         3.96       10,063         483        4.80
   Certificates of deposit accounts...............    162,222       9,762         6.02      230,482      12,892        5.59
                                                    ---------    --------                 ---------    --------
     Total interest-bearing deposits..............    199,249      10,737         5.39      262,847      13,932        5.30
   Borrowed funds.................................    357,098      20,908         5.85      365,745      22,715        6.21
                                                    ---------    --------                 ---------    --------
     Total interest-bearing liabilities...........    556,347      31,645         5.69      628,592      36,647        5.83
   Noninterest-bearing deposits...................      8,516           -         -           8,472           -           -
   Other noninterest-bearing liabilities..........    124,365           -         -          86,297           -           -
                                                    ---------    --------                 ---------    --------
     Total noninterest-bearing liabilities........    132,881           -         -          94,769           -           -
                                                    ---------    --------                 ---------    --------
     Total liabilities............................    689,228      31,645         4.59      723,361      36,647        5.02
     Total equity.................................    228,752           -                   169,133           -
                                                    ---------    --------                 ---------    --------
     Total liabilities and equity.................  $ 917,980    $ 31,645                 $ 892,494    $ 36,647
                                                    =========    ========                 =========    ========
   Net interest income, including Freddie Mac
     common stock.................................               $ 16,426                              $ 17,302
                                                                 ========                              ========
   Net interest rate spread, including Freddie Mac
     common stock(1)..............................                               (0.34%)                               0.37%
   Net interest margin, including Freddie Mac
     common stock(2)..............................                                1.83%                                1.99%
   Ratio of interest-earning assets to average
     interest-bearing liabilities, including......
      Freddie Mac common stock....................     161.64%                              138.38%
   Net interest income excluding
     Freddie Mac common stock dividends...........               $ 12,842                              $ 14,230
                                                                 ========                              ========
   Net interest rate spread excluding
     Freddie Mac common stock(3)..................                                1.71%                                1.93%
   Net interest rate margin excluding
     Freddie Mac common stock (4).................                                2.14%                                2.17%
   Ratio of interest-earning assets to average
     interest-bearing liabilities, excluding......
     Freddie Mac common stock.....................     108.11%                              104.32%




                                                     For the Years Ended September 30,
                                                    -------------------------------------
                                                                    1999
                                                    -------------------------------------
                                                                               Average
                                                     Average                    Yield/
                                                     Balance      Interest       Cost
                                                    ---------    ----------    ----------
                                                           (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions.......................  $   3,053     $    148         4.85%
   FHLB common stock and other equity.............     10,059          736         7.32
   Mortgage-backed securities and collateralized
      mortgage obligations available for sale.....    261,272       16,592         6.35
   Other investment securities available for sale.     26,218        1,524         5.81
   Loans receivable...............................    180,772       15,015         8.31
                                                     --------     --------
     Total interest-earning assets excluding
           Freddie Mac common stock...............    481,374       34,015         7.07
   Freddie Mac common stock.......................    283,504        2,726         0.96
                                                     --------     --------
   Total interest-earning assets including
      Freddie Mac common stock....................    764,878       36,741         4.83
     Total non-interest earning assets............     10,582            -         -
                                                     --------     --------
     Total assets.................................  $ 775,460     $ 36,741
                                                    =========     ========
Liabilities and Equity:
Interest-bearing liabilities:
   NOW accounts...................................      6,601          128         1.94
   Savings accounts...............................      6,503          292         4.49
   Money market deposit accounts..................      8,189          321         3.92
   Certificates of deposit accounts...............    177,416        9,682         5.46
                                                    ---------     --------
     Total interest-bearing deposits..............    198,709       10,423         5.25
   Borrowed funds.................................    247,914       12,918         5.21
                                                    ---------     --------
     Total interest-bearing liabilities...........    446,623       23,341         5.23
   Noninterest-bearing deposits...................      3,411            -         -
   Other noninterest-bearing liabilities..........    114,127            -         -
                                                    ---------     --------
     Total noninterest-bearing liabilities........    117,538            -         -
                                                    ---------     --------
     Total liabilities............................    564,161       23,341         4.08
     Total equity.................................    211,299            -
                                                    ---------     --------
     Total liabilities and equity.................  $ 775,460     $ 23,341
                                                    =========     ========
   Net interest income, including Freddie Mac
     common stock.................................                $ 13,400
                                                                  ========
   Net interest rate spread, including Freddie Mac
     common stock(1)..............................                                (0.42)%
   Net interest margin, including Freddie Mac
     common stock(2)..............................                                 1.72%
   Ratio of interest-earning assets to average
     interest-bearing liabilities, including......
      Freddie Mac common stock....................     176.38%
   Net interest income excluding
     Freddie Mac common stock dividends...........                $ 10,674
                                                                  ========
   Net interest rate spread excluding
     Freddie Mac common stock(3)..................                                 1.84%
   Net interest rate margin excluding
     Freddie Mac common stock (4).................                                 2.22%
   Ratio of interest-earning assets to average
     interest-bearing liabilities, excluding......
     Freddie Mac common stock.....................     107.78%
                                                                                                     (footnotes on following page)

------------------
(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

         Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

         (1) interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

         (2) interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

         (3)   the net change.


                                              Year Ended September 30, 2001
                                                  Compared to Year Ended
                                                    September 30, 2000
                                                   Increase/(Decrease)
                                      --------------------------------------------
                                                    Due to
                                      ---------------------------------
                                        Volume       Rate     Combined      Net
                                      ---------   ---------  ----------  ---------
                                                     (In thousands)


Interest-earning assets:
   Interest-bearing deposits in
     other financial institutions....  $    278    $   (34)   $     59    $    185
   FHLB common stock and other
     equity securities...............       (13)       (59)         --         (72)
   Mortgage-backed securities and
     collateralized mortgage
     obligations available
     for sale........................    (3,831)    (2,882)       (386)     (6,327)
   Other investment securities
     available for sale..............      (548)         5          (2)       (542)
   Loans receivable..................       249        109           8         366
                                       --------    -------    --------     -------
   Total interest-earning assets.....    (3,862)    (2,861)        333      (6,390)
   Freddie Mac common stock..........     1,039       (514)        (13)        512
                                       --------    --------   --------    --------
     Total interest-earning assets...  $ (2,823)   $(3,375)   $    320    $ (5,878)
                                       --------    -------    --------    --------

Interest-bearing liabilities:
   NOW accounts......................  $      6    $   (47)   $     (2)   $    (33)
   Savings accounts..................       (10)      (107)          3        (114)
   Money market deposit accounts.....       201        (84)         35          82
   Certificates of deposit...........    (4,108)       986        (312)     (3,130)
                                       --------    -------    --------    --------
     Total interest-bearing
        deposits.....................    (3,804)     7,486        (346)     (3,195)

   Borrowed funds....................      (537)    (1,298)        (28)     (1,807)
                                       --------    -------    --------    --------
   Total interest-bearing
     liabilities.....................  $ (4,134)   $  (550)   $   (318)   $ (5,002)
                                       --------    -------    --------    --------
Change in net interest income........  $  1,311    $(2,825)   $    638    $   (876)
                                       ========    =======    ========    ========




                                                Year Ended September 30, 2000                 Year Ended September 30, 1999
                                                   Compared to Year Ended                        Compared to Year Ended
                                                     September 30, 1999                            September 30, 1998
                                                     Increase/(Decrease)                           Increase/(Decrease)
                                         -------------------------------------------    -----------------------------------------
                                                      Due to                                        Due to
                                         --------------------------------               --------------------------------
                                          Volume      Rate      Combined       Net       Volume      Rate      Combined      Net
                                         --------    ------    ----------    -------    --------    ------    ----------   ------
                                                                             (In thousands)


Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions............ $   (21)    $    37     $   (5)    $    11     $   65    $   (36)     $    16     $    45
   FHLB common stock and other
     equity securities.................     190          35        (10)        235         52         13           (1)         64
   Mortgage-backed securities and
     collateralized mortgage
     obligations available for sale ...   7,661       2,195      1,029      10,885      4,661       (322)          90       4,429
   Other investment securities
     available for sale ...............    (469)        202        (63)       (330)     1,103       (213)         154       1,044
   Loans receivable ...................   4,995         832       (275)      6,061      2,181       (373)          80       1,862
                                        -------     -------    -------     -------    -------    -------      -------     -------
   Total interest-earning assets ......  12,316       3,301      1,245      16,862      8,062       (931)         314       7,444
   Freddie Mac common stock ...........    (750)      1,361       (265)        346        526       (272)          52         306
                                        -------     -------    -------     -------    -------    -------      -------     -------
     Total interest-earning assets .... $11,366      $4,662       $980     $17,208     $8,710    $(1,353)        $392     $ 7,750
                                        -------     -------    -------     -------    -------    -------      -------     -------
Interest-bearing liabilities:
   NOW accounts .......................    $138     $     8     $    8     $   154     $   29    $   (31)     $     7     $     5
   Savings accounts ...................      93          84        (26)        (17)         7        120           (3)        124
   Money market deposit accounts ......      73          72         17         162         65        (26)           5          44
   Certificates of deposit ............   2,909         231         70       3,210      4,530       (484)         226       4,272
                                        -------     -------     ------     -------     ------    -------      -------     -------
     Total interest-bearing deposits ..   3,213         227         69       3,509      4,630       (421)         236       4,445
   Borrowed funds .....................   6,139       2,479      1,179       9,797        645     (1,218)          61        (513)
                                        -------     -------     ------     -------     ------    -------      -------     -------
   Total interest-bearing liabilities . $ 9,352     $ 2,706     $1,248     $13,306     $5,274    $(1,639)     $   297     $ 3,932
                                        -------     -------     ------     -------     ------    -------      -------     -------
Change in net interest income           $ 2,214     $ 1,956     $ (268)    $ 3,902     $3,436    $   286      $    96     $ 3,818
                                        =======     =======     ======     =======     ======    =======      =======     =======



Comparison of Financial Condition at September 30, 2001 and 2000

     Our total assets decreased $26.0 million, or 2.91%, to $894.9 million at September 30, 2001 from $920.9 million at September 30, 2000. The decrease was primarily due to reductions in the 1-4 family residential loan portfolio, consumer loan portfolio and the mortgage backed securities and collateralized mortgage obligations. An increase in the market value of our Freddie Mac stock from $251.7 million at September 30, 2000 to $302.6 million at September 30, 2001 partially offset the decline in portfolio loans and mortgage-related investments.

     Total loans decreased $29.7 million, or 11.46%, to $229.9 million at September 30, 2001 compared to $259.7 million at September 30, 2000. The 1-4 family residential real estate portfolio decreased by $23.6 million, or 15.44% from $152.8 million at September 30, 2000 to $129.2 million at September 30, 2001. With the present strategy of selling fixed rate loans to the secondary market and the refinances that took place late in fiscal year 2001 we were not able to keep the refinanced loans in portfolio, causing the decline in the overall 1-4 family residential real estate. The consumer and other loan portfolio decreased $6.3 million or 21.32% from $29.9 million at September 30, 2000 to $23.5 million at September 30, 2001. The decrease in the consumer portfolio was primarily due to runoff of the loans acquired in the Citizen's acquisition.

     Mortgage-backed securities and collateralized mortgage obligations decreased from $367.7 million to $326.6 million for a decrease of $41.1 million or 11.18%. The market value of Freddie Mac stock increased $50.9 million, or 20.2%, from $251.7 million to $302.6 million.

     Total deposits declined from $274.4 million at September 30, 2000 to $200.3 million at September 30, 2001 mainly due to $89.3 million in brokered deposits that matured during the year and were not renewed. This decrease was partially offset by an increase of $19.4 million in retail deposits. In light of the difficulty raising new retail deposits and the magnitude of the CharterBank's funding needs, management will continue to rely on borrowings, especially Federal Home Loan Bank advances. With overall asset growth declining, borrowings declined from $352.2 million at September 30, 2000 to $309.4 million at September 30, 2001, a 12.15% decrease.

     Our total equity, which is comprised of retained earnings and accumulated other comprehensive income, increased $46.0 million, or 24%, to $236.9 million at September 30, 2001. Accumulated other comprehensive income at Charter Financial is comprised of net unrealized holding gains on securities available for sale. The balance of accumulated other comprehensive income at September 30, 2001 was $180.8 million, a $40.9 million increase from the balance at September 30, 2000 of $139.9 million. The increase in accumulated other comprehensive income is mainly attributable to the increase in the market value of our Freddie Mac stock investment.

Comparison of Operating Results for Years Ended September 30, 2001 and 2000

General

     Net income of $4.7 million for the year ended September 30, 2001 represents a $4.1 million increase from net income of $638,161 for the year ended September 30, 2000. This increase was due primarily to the recording of an impairment loss of $3.6 million in addition to the scheduled amortization of $930,000 for intangible assets associated with the Citizens acquisition during the year ended September 30, 2000.

     Net interest income after provision for loan losses during the year ended September 30, 2001 increased slightly due to a $910,000 decrease in provision for loan loss. Noninterest expenses for the year ended September 30, 2001 decreased as compared to September 30, 2000 due to the previous year having the charge of $4.5 million for amortization and impairment of intangible assets resulting from the Citizens acquisition, an overall decrease in the noninterest expenses in this year except for an increase of $1.3 million in compensation due to additional talent hired to help grow the commercial and mortgage loan portfolios and the additional expense of having employees added in the Auburn, Alabama branch.

Ratio Analysis

The Company believes its return on equity can be measured in three ways. The first is the traditional return on total equity which is net income divided by average total equity. The second is return on realized equity which is net income divided by realized equity which excludes unrealized gains from equity. The third is comprehensive return on equity which is comprehensive income divided by total equity.

                                                 Year Ended September 30,
                                                 ------------------------
                                                   2001           2000
                                                   ----           ----
     Return on total equity                        2.08%          0.38%
     Return on realized equity                     8.61           1.18
     Comprehensive Return on equity               19.98           3.13

Each of these measures has its strengths and weaknesses. The return on total equity is the traditional measure. However, in the Company's case the total equity measure shows a low result because it does not reflect unrealized gains on Freddie Mac stock in net income. The return on realized equity excludes gains on Freddie Mac stock from both net income and equity. The comprehensive return on equity reflects the overall increase in value as reflected by the stock price of Freddie Mac which is a reasonable long-term measure but exhibits high levels of volatility in short time periods.

There are similar issues in the return on assets measures as shown below.

                                                 Year Ended September 30,
                                                 ------------------------
                                                   2001           2000
                                                   ----           ----
     Return on average total assets                0.52%          0.07%
     Return on realized assets                     0.76           0.09
     Comprehensive Return on assets                4.98           0.59

Comprehensive Income

     Other comprehensive income for the year ended September 30, 2001 was $41.0 million compared to $4.6 million for the year ended September 30, 2000. The per share price of Freddie Mac stock increased from $54.0625 at September 30, 2000 to $65.00 at September 30, 2001, resulting in an after tax increase in our Freddie Mac investment of $31.3 million. Other comprehensive income relating to mortgage securities and other investments increased by $9.7 million as a result of the lower interest rate environment which increased the fair value of our fixed-rate mortgage securities. Other comprehensive income for the year ended September 30, 2000 was relatively low in 2000 due to a $1.2 million comprehensive loss relating to mortgage and other securities. This comprehensive loss was offset by the net unrealized gains on Freddie Mac stock which increased during fiscal year 2000 because of an increase in the price per share of Freddie Mac common stock from $52.00 at September 30, 1999 to $54.0625 at September 30, 2000. There was also a comprehensive loss relating to mortgage securities and other investments because of increasing interest rates on the fair market value of fixed rate securities in our portfolio at September 30, 2000.



                                                           Year Ended September 30, 2001
                                       -----------------------------------------------------------------------
                                                       Market Price       Total Market       Unrealized Gain,
                                         Shares          Per Share           Value             Net of Tax
                                       ----------     --------------      ------------      ------------------


September 30, 2000.................   4,655,000         $54.0625         $251,660,938         $150,641,464
September 30, 2001.................   4,655,000          65.0000          302,575,000          181,902,699
                                                        --------                              ------------
Change in Freddie Mac stock........                      10.9375                                31,261,235
Other comprehensive
  income related to
  mortgage securities
  and other investments............                                                              9,696,208
                                                                                              ------------

Total other comprehensive income...                                                           $ 40,957,443
                                                                                              ============




                                                           Year Ended September 30, 2000
                                       -----------------------------------------------------------------------
                                                       Market Price       Total Market       Unrealized Gain,
                                         Shares          Per Share           Value             Net of Tax
                                       ----------     --------------      ------------      ------------------


September 30, 1999 ................   4,655,000         $52.0000            $242,060,000       $144,746,489
September 30, 2000 ................   4,655,000          54.0625             251,660,938        150,641,464
                                                        --------                               ------------
Change in Freddie Mac stock .......          --           2.0625                                  5,894,975
Other comprehensive
   loss related to
   mortgage securities
   and other investments ..........                                                              (1,236,353)
                                                                                               ------------
Total other comprehensive income...                                                            $  4,658,622
                                                                                               ============

Interest Income

     Total interest and dividend income excluding Freddie Mac stock was $44.5 million for the year ended September 30, 2001, a 12.6% decrease over interest and dividend income excluding Freddie Mac stock of $50.9 million for the year ended September 30, 2000. Interest on loans increased $365,000, or 1.73%, to $21.4 million from $21.1 million for the year ended September 30, 2000. The average balance of loans receivable increased $2.8 million from $240.4 million for the year ended September 30, 2000 to $243.2 million for the year ended September 30, 2001. Interest on investment debt securities available for sale decreased $542,000 to $652,000 for the year ended September 30, 2001 from $1.2 million for the year ended September 30, 2000 due to an $8.3 million reduction in the average balance of investment debt securities over the same time period. Dividend income on Freddie Mac stock increased by $500,000 to $3.6 million for the year ended September 30, 2001 from $3.1 million for the year ended September 30, 2000 due to the increase in quarterly dividends of Freddie Mac stock from $0.17 per share to $0.20 per share. Interest on mortgage-backed securities and collateralized mortgage obligations decreased by $6.4 million to $21.1 million for the year ended September 30, 2001 from $27.5 million for the year ended September 30, 2000. The decrease was due to a combination of lower yields and a $53.3 million decrease in the average balance of mortgage related securities. CharterBank reduced its investment in fixed-rate mortgage securities during the year ended September 30, 2001.

     The yield on interest-earning assets excluding Freddie Mac stock decreased 36 basis points and total interest-earning assets excluding Freddie Mac stock averaged $601.4 million for the year ended September 30, 2001, down from $655.8 million from the comparable 2000 period, a 9.04% decrease. The average yield on loans, net, increased 5 basis points to 8.82%, while the yield on mortgage-related securities decreased from 7.19% for the year ended September 30, 2000 to 6.44% for the year ended September 30, 2001 reflecting the declining interest rate environment during this time period.

Interest Expense

     Total interest expense for the year ended September 30, 2001 was $31.6 million, a $5.0 million, or 15.82%, decrease from the year ended September 30, 2000. The decrease is attributable to a 14 basis point decrease in the average cost and a $72.3 million decrease in the average balance of interest-bearing liabilities from $628.6 million for the year ended September 30, 2000 to $556.3 million for the year ended September 30, 2001. The majority of the decline in the average balance of interest-bearing liabilities from the prior year was due to decreases in wholesale certificates of deposit and borrowings. The decrease in average cost was primarily due to the 36 basis point decrease in the cost of borrowed funds as compared to the year ended September 30, 2000. The decrease reflects the lower interest rate environment that prevailed during 2001 compared to 2000 and the rate-sensitive nature of our liabilities.

     Interest expense on deposits decreased $3.2 million, or 29.7%, to $10.7 million for the year ended September 30, 2001 compared with $13.9 million for the year ended September 30, 2000. The average balance of certificates of deposit decreased $68.3 million to $162.2 million for the year ended September 30, 2001 from $230.5 million for the year ended September 30, 2000 because of our wholesale deposit strategy. Despite the declining interest rate environment during this period, the average cost of interest-bearing deposits increased 9 basis points during the year ended September 30, 2001. Interest expense on money market balances increased $82,000 from the year ended September 30, 2000 to the year ended September 30, 2001, as the average balance of these accounts increased $4.2 million and the cost decreased 84 basis points.

     Interest expense on borrowed funds decreased $1.8 million as a result of the $8.6 million decrease in the average balance of borrowed funds and the 36 basis point decrease in the average cost of borrowed funds. The decrease in the average balance of borrowed funds is attributable to our reduced need for borrowed funds due to the sales of mortgage related securities and loan repayments during the year. The decrease in the average cost was attributed to the declining interest rate environment.

Net Interest Income

     Net interest income excluding the effects of Freddie Mac stock decreased $1.4 million, or 9.8%, to $12.8 million for the year ended September 30, 2001 compared with $14.2 million for the year ended September 30, 2000. The net interest rate spread - the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities - fell by 71 basis points as the yield on interest-earning assets excluding Freddie Mac common stock decreased at a higher rate than the average cost of interest-bearing liabilities. The net interest margin - net interest income divided by average total interest-earning assets - decreased 3 basis points. Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, the dividend rate as compared to the market value of our Freddie Mac stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 56%. Second, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans and our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. This lowers our net interest margin and net interest spread. However, our wholesale investment strategy has historically increased net interest income. Net interest income including Freddie Mac stock dividends for the year ended September 30, 2001 decreased $876,000, or 6.2%, to $16.4 million compared with $17.3 million for the year ended September 30, 2000. The net interest rate spread including Freddie Mac stock decreased 71 basis points to negative 0.34% for the year ended September 30, 2001 from positive 0.37% for the prior year. The decrease was attributable to the higher market value of the Freddie Mac stock during the year. Traditional bank measures such as net interest rate spread and net interest rate margin would improve as the market value of the Freddie Mac stock becomes a smaller portion of our earning assets. The average balance of the Freddie Mac stock was $297.8 million for the year ended September 30, 2001 as compared to $214.1 million for the year ended September 30, 2000. The net interest margin, which is net interest income including dividends on Freddie Mac stock divided by average total interest-earning assets, decreased 16 basis points to 1.8% for the year ended September 30, 2001.

Provision for Loan Losses and Asset Quality

     For the year ended September 30, 2001, we recorded a $500,000 provision for loan losses, compared to $1.4 million for the year ended September 30, 2000. Gross charge-offs totaled $2.1 million for the year ended September 30, 2001 as compared to the prior year total of $1.1 million. These charge-offs in 2001 primarily relate to the auto and commercial loans acquired in the Citizens acquisition. The lower provision in 2001 reflects:

     (1) lower levels of non-performing loans - Net charge-offs for the year ended September 30, 2001 were $1.6 million compared to net charge-offs of $774,000 for the year ended September 30, 2000. Non-performing loans at September 30, 2001 were $2.3 million compared to $2.8 million at September 30, 2000. The largest components of this change were a $707,000 increase in 1-4 family residential loans offset by a $782,000 decrease in nonaccrual auto loans and a $114,000 decrease in nonaccrual nonresidential loans. Charge-offs in 1-4 family loans as a percentage of total loans are generally a lesser percentage of the loan balance than most other types of loans.

     (2) a decline in the overall loan portfolio of $29.7 million - CharterBank's reserve methodology requires reserves based on a percentage of the outstanding balance for each type of loan. The percentage is based on CharterBank's estimate of losses inherent within that type of loan.

     The allowance for loan losses as of September 30, 2001 was 2.3% of total loans compared with 2.4% at the end of the comparable 2000 period. The decrease in the coverage ratio reflects the fiscal 2001 charge-offs of the portfolio acquired in the Citizens acquisition and the resulting higher quality of the portfolio after these charge-offs. The relatively high coverage ratio for both years as compared to other community banks and CharterBank's historical level reflects the additional losses inherent in the portfolio acquired in the Citizens acquisition, the growth in the commercial real estate portfolio, and signs of a slowdown in the local economy.

     Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

     The table below shows under-performing and non-performing assets:


                                               September 30, 2001     September 30, 2000
                                               ------------------     ------------------
                                                             (In thousands)

Underperforming loans......................          $  218                 $  159
                                                     ======                 ======

Total non-performing loans.................           2,312                  2,831
Foreclosed real estate, net................             434                    630
                                                     ------                 ------
Total non-performing assets................          $2,746                 $3,461
                                                     ======                 ======

Non-performing loans to total loans........            1.01%                  1.09%
Non-performing assets to total assets......            0.31%                  0.37%

     Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 60.0%, 17.5% and 5.0% respectively. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming 1-4 family loans in the portfolio are reserved at lower percentages. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt. We update credit scores on our portfolio approximately every eighteen months and analyze based on loan plan, loan to value, and credit score. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction.

Noninterest Income

     Noninterest income decreased to $1.7 million for the year ended September 30, 2001 compared with $1.9 million in the prior year, a 15.8% decline. The primary cause of the decrease was that non-interest in for the year ended September 30, 2001 was a $1.2 million equity loss in a limited partnership. The limited partnership invested in mortgage loan servicing. Accordingly, income substantially fluctuates based on the underlying market value of related mortgage servicing rights. This market value is impacted by loan prepayment activity and the future expectation of such activity. As rates fall, the level of prepayment and expectation for future prepayments increase which results in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates in the last six months of fiscal 2001 adversely affected our equity in earnings of limited partnerships. The loss on the partnership was partially offset by $1.6 million in gains on the sale of loans and servicing released loan fees. The lower interest rate environment and related refinancing associated with such periods during 2001 was a major catalyst in our significant increase in gain on the sale of loans and servicing released loan fees from the prior year. These gains increased $850,000, or 116.3%, to $1.6 million for the year ended September 30, 2001 from $730,000 for the year ended September 30, 2000.

     Loss on sale of mortgage-backed securities was $1,000 for the year ended September 30, 2001 as compared to a gain of $128,000 for the same period in 2000, a difference of $127,000 in income for the year ended September 30, 2001. The losses resulted on these sales during 2001 as CharterBank sought to decrease its investment in fixed rate mortgage related securities.

Noninterest Expense

     Total noninterest expense decreased $4.5 million, or 28.4%, to $11.4 million for the year ended September 30, 2001 compared with $15.9 million for the prior year. The primary causes of the decrease were the $4.5 million amortization and impairment of intangible assets recorded in fiscal 2000 versus none in fiscal 2001.

     Salaries and employee benefits expense increased $1.3 million from $4.9 million for the year ended September 30, 2000 compared to $6.2 million for the same time period in 2001. The major factor in the increase of compensation expense was the addition of new personnel employed in both the residential and commercial real estate portions of CharterBank.

     Occupancy and equipment expenses decreased $364,000, or 18.7%, for the year ended September 30, 2001 as compared to the same period in 2000 due to the closure of one branch office in October 2000. Our new full-service branch in Auburn opened in November 2001 so its impact on noninterest expense will affect 2002.

     Legal and professional expense decreased to $640,000 for the year ended September 30, 2001 from $1.5 million for the year ended September 30, 2000. The high level of professional fees and expenses in fiscal 2000 was attributable to expenses related to the application to reorganize CharterBank into a non-stock mutual holding company. This application was subsequently withdrawn and replaced with the application for a mutual holding company with a stock issue.

Income Taxes

     Income taxes increased from $1.3 million for the year ended September 30, 2000 to $1.4 million for the year ended September 30, 2001. The effective tax rate was 22.82% in 2001 and 66.38% in 2000. The 2000 effective tax rate was exorbitantly high because of the high level of goodwill amortization, which is not deductible, compared to taxable income. In both fiscal 2001 and fiscal 2000, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax. There can be no assurance that future periods will result in similar benefits.

Comparison of Financial Condition at September 30, 2000 and 1999

     Our total assets increased $37.2 million, or 4.2%, to $921.0 million at September 30, 2000 from $883.7 million at September 30, 1999. The increase was primarily due to growth in the commercial loan portfolio and an increase in the market price of our Freddie Mac stock.

     Total loans increased $45.5 million, or 21.2%, to $259.7 million at September 30, 2000 compared to $214.2 million at September 30, 1999 as management grew the commercial real estate portfolio by $14.3 million and the residential real estate portfolio by $20.8 million. Mortgage-backed securities and collateralized mortgage obligations increased from $356.5 million to $367.7 million for an increase of $11.2 million or 3.1%. Other investment securities were reduced from $31.9 million to $13.9 million for a decrease of $18.0 million or 56.4%. Proceeds from the sales of these securities were used to purchase collateralized mortgage obligations or to fund loan growth. The market value of Freddie Mac stock and other equity securities increased $9.3 million, or 3.8%, from $242.3 million to $251.7 million. Management recorded an impairment loss of $3.6 million in addition to the scheduled amortization of $930,000 for intangible assets associated with the Citizens acquisition. The impairment was determined based on an analysis that indicated that the undiscounted future cash flows associated with the purchase of assets and the assumption of liabilities would be negative, and therefore insufficient to recover the carrying amount of the related intangible assets.

     Asset growth was funded primarily by a $39.4 million increase in borrowings, which grew from $312.9 million at September 30, 1999 to $352.2 million at September 30, 2000, a 12.6% increase. Management placed increased reliance on borrowings, especially Federal Home Loan Bank advances, in light of the limited capacity to raise significant new retail deposits. Accordingly, total deposits fell from $283.0 million to $274.4 million.

     Our total equity, which is comprised of retained earnings and accumulated other comprehensive income, increased $5.5 million, or 2.9%, to $190.9 million at September 30, 2000. Accumulated other comprehensive income at CharterBank is comprised of net unrealized holding gains on securities available for sale. The balance of accumulated other comprehensive income at September 30, 2000 was $139.9 million, a $4.7 million increase from the balance at September 30, 1999 of $135.2 million.

Comparison of Operating Results for the Years Ended September 30, 2000 and 1999

General

     Net income of $638,000 for the year ended September 30, 2000 represents a $26.2 million decrease from net income of $26.8 million for the year ended September 30, 1999. This decrease was due primarily to the unusually high level of income in the year ended September 30, 1999 attributed to a $35.9 million pre-tax gain on the sale of Freddie Mac stock.

     Net interest income during the year ended September 30, 2000 increased significantly due to internal growth in loans, earnings on additional mortgage-related securities, and the earnings stream associated with the assets and core deposits from the Citizens acquisition being included for the entire year. Noninterest expenses for the year ended September 30, 2000 were increased by a charge of $4.5 million for amortization and impairment of intangible assets resulting from the Citizens acquisition, a $1.2 million increase in the loan loss provision attributed to increased charge-offs and non-performing loans and growth in commercial/commercial real estate loans, and a $763,000 increase in compensation due to additional talent hired to help grow the commercial and mortgage loan portfolios and the additional expense of having employees added in the Citizens acquisition for an entire year.

Comprehensive Income

     Other comprehensive income for the year ended September 30, 2000 was $4.6 million compared to a loss of $24.3 million for the year ended September 30, 1999. The per share price of Freddie Mac stock increased from $52.00 at September 30, 1999 to $54.063 at September 30, 2000, resulting in an after tax increase in our Freddie Mac investment of $5.9 million. Other comprehensive loss relating to mortgage securities and other investments was $1.2 million as a result of higher interest rates. Other comprehensive loss for the year ended September 30, 1999 was $24.3 million which was a result of comprehensive loss relating to mortgage and other securities of $10.7 million and the net unrealized gains on Freddie Mac stock which decreased during fiscal year 1999 because of the sale and donation of 605,000 shares. The comprehensive loss relating to mortgage securities and other investments resulted from increasing interest rates on the fair market value of fixed rate securities in our portfolio.


                                                              Year Ended September 30, 2000
                                        ----------------------------------------------------------------------------
                                                            Market Price        Total Market       Unrealized Gain,
                                            Shares           Per Share              Value             Net of Tax
                                        ----------------------------------------------------------------------------


September 30, 1999 ...............        4,655,000            $52.0000         $242,060,000       $144,746,489
September 30, 2000 ...............        4,655,000             54.0625          251,660,938        150,641,464
                                      -------------          ----------                            ------------
Change in Freddie Mac stock ......           ---                 2.0625                               5,894,975
Other comprehensive
   loss related to
   mortgage securities
   and other investments .........                                                                   (1,236,353)
                                                                                                   ------------

Total other comprehensive income..                                                                   $4,658,622
                                                                                                   ============


                                                              Year Ended September 30, 1999
                                        ----------------------------------------------------------------------------
                                                            Market Price        Total Market       Unrealized Gain,
                                            Shares           Per Share              Value             Net of Tax
                                        ----------------------------------------------------------------------------


September 30, 1998................        5,260,000           $ 49.625         $261,027,500        $158,333,183
September 30, 1999................        4,655,000             52.000          242,060,000         144,746,489
                                        -----------          ---------                             ------------
Change in Freddie Mac stock                (605,000)             2.375                              (13,586,694)
Other comprehensive
   loss related to
   mortgage securities
   and other investments..........                                                                  (10,727,875)
                                                                                                   ------------

Total other comprehensive loss....                                                                 $(24,314,569)
                                                                                                   ============



Interest Income

     The total interest and dividend income excluding Freddie Mac stock was $50.9 million for the year ended September 30, 2000, a 49.7% increase over interest and dividend income excluding Freddie Mac stock of $34.0 million for the year ended September 30, 1999. Interest on loans rose $6.1 million, or 40.4%, to $21.1 million from $15.0 million for the year ended September 30, 1999. This increase is due to growth in CharterBank's higher-yielding commercial real estate loan portfolio and growth in the residential mortgage portfolio between these periods. Interest on investment debt securities available for sale decreased $330,000 to $1.2 million for the year ended September 30, 2000 from $1.5 million for the year ended September 30, 1999. Dividend income on Freddie Mac stock increased by $340,000 to $3.1 million for the year ended September 31, 2000 from $2.7 million for the year ended September 30, 1999 due to the increase in quarterly dividends of Freddie Mac stock from $0.15 per share to $0.17 per share. Interest on mortgage-backed securities and collateralized mortgage obligations increased by $10.9 million to $27.4 million for the year ended September 30, 2000 from $16.6 million for the year ended September 30, 1999. The increase was primarily due to the $119.8 million increase in the average balance of mortgage related securities from $261.2 million for the year ended September 30, 1999 to $381.9 million for the year ended September 30, 2000.

     The growth in interest income on loans was due in part to a $45.4 million, or 21.2%, increase in the balance of total loans, which rose to $259.7 million at September 30, 2000. Average loans for the year ended September 30, 2000 were $240.4 million compared to $180.8 million for the year ended September 30, 1999. This increase reflects our continued emphasis on residential one-to-four-family mortgage and commercial loan originations as well as the effects of the Citizens acquisition. The average balance of investment securities available for sale and mortgage related securities increased $112.6 million from $287.5 million for the year ended September 30, 1999 to $400.1 million for the year ended September 30, 2000. This increase reflected our strategy of using borrowings to fund the purchase of investment securities.

     The yield on interest-earning assets excluding Freddie Mac stock increased 69 basis points and total interest-earning assets excluding Freddie Mac stock averaged $655.8 million for the year ended September 30, 2000, up from $481.4 million for the comparable 1999 period, a 36.2% increase. The average yield on loans, net, increased 46 basis points to 8.77%, while the yield on mortgage-related securities increased from 6.35% for the year ended September 30, 1999 to 7.19% for the year ended September 30, 2000 reflecting the rising interest rate environment during this time period. In addition, the average yield on our loans was positively impacted by the increase in higher yielding commercial real estate loans.

Interest Expense

     Total interest expense for the year ended September 30, 2000 was $36.6 million, a $13.3 million, or 57.0%, increase from the year ended September 30, 1999. The increase is attributable to a 60 basis point increase in the average cost and a $182.0 million increase in the average balance of interest-bearing liabilities from $446.6 million for the year ended September 30, 1999 to $628.6 million for the year ended September 30, 2000. The majority of the growth was in wholesale certificates of deposit and borrowings, as we relied on these sources of funds to match the growth of the securities and loan portfolios. The increase in average cost was primarily due to the cost of borrowed funds up 100 basis points as compared to the year ended September 30, 1999. The increase reflects the higher interest rate environment that prevailed during 2000 compared to the 1999 period and the rate-sensitive nature of our liabilities.

     Interest expense on deposits increased $3.5 million, or 33.7%, to $13.9 million for the year ended September 30, 2000 compared with $10.4 million for the year ended September 30, 1999. The average balance of certificates of deposit increased $53.1 million to $230.5 million for the year ended September 30, 2000 from $177.4 million for the year ended September 30, 1999 because of our wholesale deposit strategy coupled with the Citizens acquisition. Despite the rising interest rate environment during this period, the average cost of interest-bearing deposits increased only 5 basis points during the year ended

September 30, 2000 because of growth in NOW, savings, and money market accounts combined with disciplined time deposit pricing. Interest expense on money market balances increased $162,000 from the year ended September 30, 1999 to the year ended September 30, 2000, as the average balance of these accounts increased $1.9 million and the cost increased 88 basis points as we more aggressively competed with rates offered by brokerage competition due to relatively low transaction volume and strong average balances for these accounts.

     Interest expense on borrowed funds increased $9.8 million as a result of the $117.8 million rise in the average balance of borrowed funds and the 100 basis point increase in average cost. The increase in the average balance of borrowed funds is attributable to our use of borrowed funds to purchase mortgage related securities and fund loan growth during the year. The increase in the average costs was attributed to the rising interest rate environment during this time period on these short-term, rate sensitive liabilities.

Net Interest Income

     Net interest income excluding the effects of Freddie Mac stock increased $3.6 million, or 33.3%, to $14.2 million for the year ended September 30, 2000 compared with $10.7 million for the year ended September 30, 1999. The net interest rate spread - the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities - was relatively flat as increases in yields on loans receivable and mortgage related securities were offset by a large increase in the average cost of borrowings. The net interest margin - net interest income divided by average total interest-earning assets - decreased 5 basis points, primarily because of increased borrowings cost. As the interest spread and interest margin were flat, the increase in net interest income is attributable to the $174.4 million increase in average earning assets. The annual dividend yield on Freddie Mac stock was 1.44% for the year ended September 30, 2000 and 0.96% for the prior year.

     Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, the dividend rate as compared to the market value of our Freddie Mac stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 50%. Second, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans and our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. This lowers our net interest margin and net interest spread. However, our wholesale investment strategy has historically increased annual interest income. Net interest income including Freddie Mac stock dividends for the year ended September 30, 2000 increased $3.9 million, or 29.1%, to $17.3 million compared with $13.4 million for the year ended September 30, 1999. The net interest rate spread including Freddie Mac stock increased 79 basis points to 0.37% for the year ended September 30, 2000 from negative 0.42% for the prior year. The increase was attributable to the lower market value of the Freddie Mac stock during the year and an increase in the dividend per share of Freddie Mac stock during the year from $0.15 per share to $0.17 per share. Traditional bank measures such as the net interest rate spread and the net interest rate margin would improve as the market value of the Freddie Mac stock becomes a smaller portion of our earning assets. The average balance of the Freddie Mac stock was $214.1 million for the year ended September 30, 2000 as compared to $283.5 million for the year ended September 30, 1999. The net interest margin, which is net interest income including dividends on Freddie Mac stock divided by average total interest-earning assets, increased 27 basis points to 1.99% for the year ended September 30, 2000.

Provision for Loan Losses and Asset Quality

     For the year ended September 30, 2000, we provided $1.4 million for loan losses, compared to $240,000 for the year ended September 30, 1999. Gross charge-offs totaled $1.1 million for the year ended September 30, 2000 as compared to the prior year total of $420,000. These charge-offs in 2000 primarily relate to the auto loan portfolio and other loans acquired in the Citizens acquisition. The higher provision in 2000 reflects:

     (1) higher levels of charge-offs and non-performing loans - Net charge-offs for the year ended September 30, 2000 were $773,801 compared to net charge-offs of $336,282 for the year ended September 30, 1999. Non-performing loans at September 30, 2000 were $2.8 million compared to $2.0 million at September 30, 1999. The largest components of this increase was a $301,000 increase in nonaccrual auto loans, a $225,000 increase in nonaccrual nonresidential loans and a $245,000 increase in nonaccrual 1-4 family residential permanent loans;

     (2) a weakening economic environment - Local employer West Point Stevens, the largest single employer in the West Point area, announced in June 2000 that it would expense $125.0 million in reorganization charges, consolidate units and out source work to cut costs. In addition, Powertel, a regional provider of wireless telephone services headquartered in West Point, was recently acquired by VoiceStream (Deutsch Telekom); and

     (3) growth in the commercial and commercial real estate loan portfolios of $20.0 million and $5.6 million in consumer loans - CharterBank's reserve methodology, as outlined on page 99, requires reserves based on a percentage of the outstanding balance for each type of loan. The percentage is based on CharterBank's estimate of losses inherent within the applicable type of loan.

     The allowance for loan losses as of September 30, 2000 was 2.44% of total loans compared with 2.67% at the end of the comparable 1999 period. The decrease in the coverage ratio reflects the fiscal 2000 charge-offs of the portfolio acquired in the Citizens acquisition. The relatively high coverage ratio for both years as compared to other community banks and CharterBank's historical level reflects the additional losses inherent in the portfolio acquired in the Citizens acquisition, the growth in the commercial real estate portfolio, and signs of a slowdown in the local economy.

     Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

     The table below shows under-performing and non-performing assets:



                                                          September 30, 2000              September 30, 1999
                                                         --------------------            -------------------
                                                                            (In thousands)



Underperforming loans ............................             $159                             $-
                                                             =======                         =======
 otal non-performing loans .......................            2,831                           1,989
Foreclosed real estate, net ......................              630                             222
                                                             -------                         -------
Total non-performing assets ......................           $3,461                          $2,211
                                                             =======                         =======
Non-performing loans to total loans ..............             1.09%                           0.93%
Non-performing assets to total assets ............             0.37%                           0.24%


     Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 60.0%, 17.5% and 5.0% respectively. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming 1-4 family loans in the portfolio are reserved at lower percentages. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt. We update credit scores on our portfolio approximately every eighteen months and analyze based on loan plan, loan to value, and credit score. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction.

Noninterest Income

     Noninterest income decreased to $1.9 million for the year ended September 30, 2000 compared with $38.7 million in the prior year. The primary cause of the decrease was that noninterest income for the year ended September 30, 1999 included a $35.9 million gain on the sale and donation of Freddie Mac stock. Excluding the gain on disposition of Freddie Mac stock, noninterest income decreased $1.0 million from $2.9 million to $1.9 million.

     Noninterest income for the year ended September 30, 1999 included $448,000 of equity in earnings of limited partnerships for which there was a $29,000 loss recognized in 2000. The limited partnerships are involved in mortgage loan servicing. Accordingly, income substantially fluctuates based on the underlying market value of related mortgage servicing rights. This market value is impacted by loan prepayment activity and the future expectation of such activity. As rates fall, the level of prepayment and expectation for future prepayments increase which results in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates in the last six months of fiscal 2000 adversely affected our equity in earnings of limited partnerships.

     Noninterest income for the year ended September 30, 1999 as compared to the same period in 2000 was also higher due to comparative gains on the sale of loans. Despite an increased volume of sales, gains in fiscal 2000 declined as a result of declining margins in the secondary market and an overall rising interest rate environment during the year ended September 30, 2000. Loss on sale of mortgage-backed securities was $128,000 for the year ended September 30, 2000 as compared to a gain of $396,000 for the same period in 1999, a difference of $523,000 in income for the year ended September 30, 2000. The losses resulted on these sales during 2000 as CharterBank sought to decrease its investment in fixed rate mortgage related securities.

     Deposit fees increased to $701,000 from $377,000 due to the additional transaction deposits acquired in the Citizens acquisition and a reevaluation of the fee structure on deposit accounts.

Noninterest Expense

     Total noninterest expense increased $5.2 million, or 48.3%, to $15.9 million for the year ended September 30, 2000 compared with $10.7 million for the prior year. The primary causes of the increase were the $4.5 million amortization and impairment of intangible assets recorded in fiscal 2000 versus $67,000 of amortization in fiscal 1999 and increases in salaries and benefits due to additional employees. Salaries and employee benefits expense increased $763,000 from $4.2 million for the year ended September 30, 1999 compared to $5.0 million for the same time period in 2000. Major causes include the addition of employees through the Citizens acquisition and new personnel employed in both the residential and commercial real estate lending of CharterBank.

     Occupancy and equipment expenses increased $729,000, or 44.7%, for the year ended September 30, 2000 as compared to the same period in 1999 due to the expense of properties acquired in the Citizens acquisition for the entire fiscal year in 2000.

     Amortization and impairment of intangible assets increased to $4.5 million for the year ended September 30, 2000 from $67,000 for the year ended September 30, 1999. CharterBank recorded its normal amortization expense relating to intangible assets acquired in the Citizens acquisition of $930,000 and $67,000 for the years ended September 30, 2000 and 1999, respectively. Additionally, CharterBank recorded an impairment loss of $3.6 million for the year ended September 30, 2000 in connection with the Citizens acquisition in August 1999. Although Citizens was not a going concern at the time of the Citizens acquisition, CharterBank believed that the purchase of assets and assumption of liabilities was a strategic investment for CharterBank that would be profitable. However, after one year of operations following the Citizens acquisition, CharterBank performed an analysis of expected cash flows associated with the assets purchased and liabilities assumed in the Citizens acquisition. This analysis indicated that undiscounted future cash flows associated with these assets and liabilities would be negative and therefore insufficient to recover the carrying amount of the related intangible assets. More specifically, the analysis showed that:

     . reduced loans outstanding from prepayments and charge-offs significantly reduced actual and projected interest income;

     . actual and projected non-interest income dropped significantly as CharterBank experienced deposit run-off; and

     . CharterBank was unable to achieve the projected reductions in operating expenses.


     Based on this analysis, it became evident that even the marginal benefits anticipated from the Citizens acquisition would not be realized, and thus, CharterBank determined that the goodwill acquired in the Citizens acquisition was impaired. Accordingly, CharterBank recorded the impairment loss of $3.6 million for the year ended September 30, 2000.

     Legal and professional expenses increased to $1.5 million for the year ended September 30, 2000 from $753,000 for the year ended September 30, 1999. The high level of professional fees and expenses in fiscal 2000 was attributable to expenses related to regulatory applications for Charter Insurance Company and the withdrawn application to reorganize CharterBank into a non-stock mutual holding company. Charitable contributions dropped from $2.2 million for the year ended September 30, 1999 to $62,000 for the same time period in 2000. The 1999 charitable contribution was primarily a donation of Freddie Mac stock to The Charter Foundation. The donation was made pursuant to CharterBank's desire to support The Charter Foundation and its community efforts and to the extent that contributions to The Charter Foundation provide tax benefits.

Income Taxes

     Income taxes decreased from $14.3 million for the year ended September 30, 1999 to $1.3 million for the year ended September 30, 2000. The 1999 income tax expense included $12.5 million attributable to the gain on the sale of Freddie Mac stock. The effective tax rate was 66.4% in 2000 and 34.7% in 1999. The 2000 effective tax rate was exorbitantly high because of the high level of goodwill amortization, which is not deductible, compared to taxable income. In both fiscal 2000 and fiscal 1999, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax. There can be no assurance that future periods will result in similar benefits.

Liquidity and Capital Resources

     The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets. At September 30, 2001 and 2000, our maximum borrowing capacity from the FHLB is approximately $268.5 million and $276.3 million, respectively. At September 30, 2001 and 2000, we had outstanding borrowings of $211.8 million and $234.8 million with unused borrowing capacity of $56.7 million and $41.5 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets.

We can also obtain funds using our Freddie Mac stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has increasingly relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to fund securities and loan growth in the past two fiscal years. This reflects a growth in our loan portfolio that has outpaced growth in retail deposits. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

     At September 30, 2001, repurchase agreements totaled $97.7 million, a $19.8 million decrease over the amount outstanding at September 30, 2000 of $117.5 million. The funding for this reduction in wholesale deposits came from the sale of fixed-rate mortgage securities. Wholesale deposits were $36.4 million at September 30, 2001 as compared to $129.9 million at September 30, 2000.

     Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     Our primary investing activities are the origination of one- to four-family real estate, commercial real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the year ended September 30, 2001, we originated approximately $164.6 million in total loans. Residential mortgage loans accounted for 74.1% of the originations, construction loans accounted for 7.5% of the originations, and commercial real estate for 15.3% of the originations during the year ended September 30, 2001. During the year ended September 30, 2000, we originated loans of approximately $171.2 million, and during the comparable period of 1999 we originated loans of approximately $175.5 million excluding loans acquired in the Citizens acquisition. Residential mortgage loans accounted for 54.0% of total loan originations for fiscal 2000 as compared to 79.5% of total loans originated for fiscal 1999. Commercial real estate loans accounted for 32.4% of total originations for fiscal 2000 as compared to 6.1% of total origination for fiscal 1999. This reflects management's strategy of increasing the amount of commercial real estate loans. Purchases of investment securities totaled $183.8 million for the year ended September 30, 2001, $124.1 million for the year ended September 30, 2000, and $474.3 million for the year ended September 30, 1999. At September 30, 2001 and 2000, CharterBank had loan commitments to borrowers of approximately $1.0 million and $5.1 million, respectively, and available home equity and unadvanced lines of credit of approximately $10.3 million and $7.4 million, respectively.

     Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $200.4 million at September 30, 2001, as compared to $274.3 million at September 30, 2000. The decrease reflects the maturing of approximately $89.3 million in brokered deposits during the period which were replaced with borrowings. Total deposits decreased by $8.6 million during the year ended September 30, 2000 as compared to fiscal 1999, as retail certificates of deposits obtained through the Citizens acquisition matured and some were not renewed. Time deposit accounts scheduled to mature within one year were $119.4 million and $202.2 million at September 30, 2001 and 2000, respectively. While CharterBank has experienced deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit.

     CharterBank has traditionally been a well-capitalized savings bank, due, among other factors, to the unrealized gains on Freddie Mac stock. At September 30, 2001 and 2000, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $56.7 million and $51.7 million at September 30, 2001 and 2000, respectively. Tier 1 capital represented 15.0% and 13.2% of risk-weighted assets at September 30, 2001 and 2000, respectively. Tier 1 capital represented 9.4% and 7.5% of total regulatory assets at September 30, 2001 and 2000 which exceeds the well capitalized requirements of 5.0%. At September 30, 2001 and 2000, respectively, we had a risk-based total capital of $113.5 million and $103.4 million and a risk-based capital ratio of 29.9% and 26.5%, which significantly exceeds the applicable well capitalized requirements of 10%. We had additional unrealized gains that could not be included in Tier 2 capital due to the limitation that Tier 2 capital cannot exceed Tier 1 capital.

     Capital expenses in connection with the construction of the Auburn branch during fiscal year 2001 totaled $1.6 million. We previously purchased the land upon which the branch is being built for approximately $500,000. We also anticipate that the purchase of a customer voice response system and Internet banking software will cost approximately $250,000. We are implementing an imaging system which we anticipate will require capital expenditures of about $100,000 and additional expense of about the same for imaging existing loan files. Establishing other satellite branches and ATMs will involve additional capital expenditures which have not yet been determined. Other larger expenditures may include the purchase of land or buildings for future branch sites within our target market area. Except for the above, we do not anticipate any other material capital expenditures during fiscal year 2002. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: a hedge of the exposure or changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment that are attributable to a particular risk; A hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that is attributable to a particular risk; or, a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. This statement generally provides for matching the timing of the recognition of the gain or loss of the hedging instrument with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value are recognized in net income in the period of change. The effective date of SFAS No. 133 was delayed until fiscal years beginning after June 15, 2000 with the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. CharterBank adopted SFAS No. 133 and its related amendments on October 1, 2000 and, accordingly, conducted an assessment of the nature of its derivative instruments including an assessment of its embedded derivatives, which were determined to be clearly and closely related to its investment and debt instruments. SFAS No. 133 and its related amendments did not have a material impact on CharterBank's financial statement presentations.

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. CharterBank's adoption of this statement on October 1, 1998, did not have a material impact on our financial position or results of operation.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125 issued in June 1996 and is effective for fiscal years ending after December 15, 2000. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 did not have a material impact on CharterBank.

Impact of Inflation and Changing Prices

     The consolidated financial statements and accompanying notes of CharterBank have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 51 to 53, for a discussion of Quantitative and Qualitative Disclosures About Market Risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-42 following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Composition of our Boards. We have seven directors. Each belongs to one of three classes with staggered three-year terms of office. Classes One, Two and Three have directors whose terms expire in 2002, 2003 and 2004, respectively. At each of the annual shareholder meetings of Charter Financial, the shareholders will elect directors to fill the seats of the directors whose terms expiring in that year and any vacant seats. Directors of CharterBank will be elected by Charter Financial as its sole stockholder.

     Who Our Directors Are. The following table states our directors' names, their ages as of September 30, 2001, the years when they began serving as directors and the years when their current terms of office as directors will expire:

                                                                                                CharterBank       Current
                                                                                                 Director           Term
                                                                                                ---------------------------
Directors                       Age(1)                        Position                             Since          Expires
---------------------------------------------------------------------------------------------------------------------------
John W. Johnson, Jr.              81               Chairman of the Board, Director                 1954             2004
Robert L. Johnson                 48       President, Chief Executive Officer and Director         1986             2002
David Z. Cauble, III              49                          Director                             1996             2002
Jane W. Darden                    51                          Director                             1988             2003
William B. Hudson                 72                          Director                             1975             2004
Thomas M. Lane                    47                          Director                             1996             2003
R. Terry Taunton                  52                          Director                             1977             2002

------------------
(1)  At November 30, 2001.

     Our Directors' Backgrounds. The business experience for the past five years of each of our directors is as follows:

     John W. Johnson, Jr. Mr. Johnson is the founder of CharterBank and has served as Chairman of the Board since 1954. Mr. Johnson also served as the President of CharterBank from 1954 to 1996. He practiced law in Lanett, Alabama, for over 50 years and served in the Alabama State Senate from 1950 to 1954. Mr. Johnson graduated from the University of Alabama and the University of Alabama School of Law and also served as First Lieutenant in the U.S. Army during World War II. Mr. Johnson is the father of Robert L. Johnson.

     Robert L. Johnson. Mr. Johnson has been the President and Chief Executive Officer of the Bank since 1996. Prior to that time, he served as Financial Analyst, then Senior Vice President and Chief Financial Officer. He began continuous service with CharterBank in 1984. Mr. Johnson has an undergraduate degree from Vanderbilt University and a Master's Degree in Business Administration with a concentration in Finance from the University of Alabama. He is a graduate of the Graduate School of Community Bank Management. He is also currently on the boards of Chattahoochee Valley Hospital Society and is Chairman of The Charter Foundation. Mr. Johnson is also affiliated with the West Point Rotary Club. Mr. Johnson is the son of John W. Johnson, Jr.

     David Z. Cauble, III. Mr. Cauble is self-employed as a food service consultant and investor. He was the Owner and President of Vend-All Company in LaGrange, Georgia, until its sale in 1996. Mr. Cauble graduated from Washington & Lee University. Other affiliations of Mr. Cauble include: Chairman of Cobb Foundation, Young Presidents' Organization and First United Methodist Church Foundation.

     Jane W. Darden. Mrs. Darden is a homemaker and part-time bookkeeper. She was formerly employed in the banking field for 5 years. She has a B.A. in Psychology from Converse College and she also serves on the Staff-Parish Relations Committee at West Point Methodist Church.

     William B. Hudson. Mr. Hudson is an Account Executive for the Robinson-Humphrey Company, a division of Salomon Smith Barney. He has been employed in the brokerage business for the past 37 years. Mr. Hudson graduated from the University of Georgia with a degree in business with Postgraduate studies at Auburn University.

     Thomas M. Lane. Mr. Lane has been the Senior Vice President and Treasurer of West Point Stevens, Inc. since March 2000 and previously served as its Treasurer from 1997 to 1999. Prior to that time, he served as Controller of Budgets and Analysis for West Point Pepperell, the predecessor of West Point Stevens, Inc. He has been continuously employed in various financial and accounting positions with West Point Pepperell since June 1976. Mr. Lane received his B.S. in Business Administration from Auburn University in 1976. Currently, he also serves on the board of directors for Junior Achievement.

     R. Terry Taunton. Mr. Taunton is a self-employed owner of Taunton-Emfinger, Inc., a paint, hardware and building supplies business. He is also the President of Taunton-Johnson

Corporation, a real estate development corporation established in 1973. Mr. Taunton graduated from Auburn University with a degree in Business Administration.

Executive Officers Who are Not Directors

     Curtis R. Kollar. Mr. Kollar, 49, is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA). He has been the Vice President & Treasurer of CharterBank since 1991 and was named Chief Financial Officer of CharterBank in January of 2001. He has an undergraduate degree from Ohio Wesleyan and an MS in Accounting from Syracuse University. He is a graduate of the Graduate School of Community Bank Management. Mr. Kollar has 16 years experience in the banking field. Current affiliations of Mr. Kollar include:
West Point Rotary Club.

     William C. Gladden. Mr. Gladden, 49, has been the Vice President and Secretary of the Bank since 1991. He was also a Director of Charter Federal Savings and Loan from 1988 to 1990. He was the Manager of Telecommunications for West Point Pepperell from 1984 to 1990. Mr. Gladden is a graduate of the National School of Banking and has a B.S. in Management from Georgia Tech, 1976. Current affiliations of Mr. Gladden include: Chambers County Library Board, Troup-Chambers Habitat for Humanity, and West Point Rotary Club.

     Lee Washam. Mr. Washam, 39, has been a Vice President and Senior Credit Officer of CharterBank since April 2000 and was named Executive Vice President in January of 2001. Mr. Washam is the former Executive Vice President of First Flag Bank, LaGrange, Georgia, and has over 17 years of banking experience. Mr. Washam received his B.S. in Business Administration from LaGrange College in 1983 and is a 1995 graduate of The Graduate School of Banking at Louisiana State University. Mr. Washam's current affiliations include: LaGrange Noon Lions Club, the Georgia Community Bankers Association, Highland Country Club, and New Community Church.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires that our directors, executive officers, and any person holding more than ten percent of our common stock file with the SEC reports of ownership changes, and that such individuals furnish Charter Financial with copies of the reports.

     Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that all of our executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

     Meeting Fees.

CharterBank pays each director an annual retainer of $8,000, plus $500 for each Board meeting attended. The CharterBank maintains five standing committees. The Chairman of the Board of Directors and each committee chairs receive an annual chairmanship retainer of $1,000. Attendance fees are paid to non-employee directors equal to $100 per meeting attended if the meeting is held in conjunction with another Board or committee meeting or $200 if the meeting stands alone. CharterBank paid fees totaling $97,150 to its non-employee directors for the year ended September 30, 2001.

CharterBank also provides a $8,000 annual retirement fee to Martha B. Jones who serves as a director emeritus member of the board.

Effective as of the reorganization, directors of CharterBank will continue to be paid the director's fees discussed above. Charter Financial will pay its directors an annual retainer of $2,000 and an attendance fee of $100 if the meeting is held in conjunction with another meeting of CharterBank, Charter Financial, or First Charter, MHC or $200 when the meeting stands alone. In addition, Charter Financial maintains an Audit Committee and pays an attendance fee of $100 or $200 depending upon whether the meeting is, respectively, in conjunction with another meeting or stands alone. First Charter, MHC meets at least quarterly and pays a fee of $500 per meeting attended.




Executive Officer Compensation

     Summary Compensation Table. The following table provides information about the compensation paid to CharterBank's Chief Executive Officer and to the other most highly compensated executive officers whose annual salary and bonus for fiscal years 2001 or 2000 was at least $100,000.

                                                                  Annual Compensation
                                               -------------------------------------------------------
Name and                                                                  Other Annual           LTIP        All Other
Principal Position                      Year   Salary ($)    Bonus ($)    Compensation ($)(a)  Payouts     Compensation(b)
------------------                      ----   ----------    ---------    -------------------  -------     ---------------
John W. Johnson, Jr.,                   2001   $130,164      $34,873                  -        $44,030         $6,160
  Chairman ............................ 2000   $120,000      $38,380                  -        $46,313         $5,410
Robert L. Johnson, President            2001   $173,357      $69,415                  -        $67,281         $6,742
  and Chief Executive Officer ......... 2000   $135,000      $47,629                  -        $46,313         $5,515
Lee Washam, Executive Vice              2001   $104,427      $31,791                  -        $ 3,208         $3,698
  President -CharterBank .............. 2000   $34,462       $17,376                  -              -              -
Curtis R. Kollar, Chief                 2001   $85,423       $20,577                  -        $27,294         $4,880
  Financial Officer ................... 2000   $72,896       $17,376                  -        $20,097         $2,802

------------------
(a) CharterBank provides its executive officers with non-cash benefits and perquisites, such as the use of employer-owned or leased automobiles. Management of the Bank believes that the aggregate value of these benefits for 2001 and 2000 did not, in the case of any executive officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for him or her in the Summary Compensation Table.

(b) Includes the following components for fiscal 2001 and 2000: (1) employer matching contributions to the CharterBank 401(k) Plan: Mr. John Johnson, $5,250 and 4,537; Mr. Robert Johnson, $5,250 and $4,978, Mr. Lee Washam, $3,654 and $0; and Mr. Curtis Kollar, $4,694 and $2,538; and (2) dollar value of premium payments for life insurance coverage provided by
     CharterBank: Mr. John Johnson, $618 and $873; Mr. Robert Johnson, $265 and $383, Mr. Lee Washam, $0 and $44; and Mr. Curtis R Kollar , $186 and $264.

Employment Agreements

     Charter Financial and CharterBank intend to enter into parallel employment agreements with Mr. Robert Johnson to secure his services as President and Chief Executive Officer. The employment agreements will have a fixed term of three years beginning as of the effective date of the reorganization and may be renewed annually after a review of the executive's performance. These agreements provide for a minimum annual salary of $183,000, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The agreements also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination.

     Charter Financial and CharterBank may terminate the executive's employment, and the executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, Charter Financial and CharterBank will owe the executive severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received if he had continued working for an additional three years, but not to exceed three times the executive's average annual compensation for the five years preceding the year in which his employment terminates. The same severance benefits would be payable if the executive resigns during the term following:

     o   a loss of title, office, or membership on the board of directors;

     o material reduction in duties, functions or responsibilities; involuntary relocation of the executive's principal place of employment to a location over 35 miles in distance from CharterBank's principal office in West Point, Georgia and over 35 miles from the executive's principal residence; or

     o other material breach of contract by Charter Financial or CharterBank which is not cured within 30 days.

     The employment agreements will also provide uninsured death and disability benefits.

     If Charter Financial or CharterBank experiences a change in ownership, a change in effective ownership or control, or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Neither Charter Financial nor CharterBank could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment, or gross-up payment.

Change of Control Agreements

     CharterBank intends to enter into a two-year change of control agreement with Bonnie F. Bonner and one-year change of control agreements with Curtis R. Kollar, William C. Gladden, and Lee Washam. These agreements will be guaranteed by Charter Financial. The term of these agreements is perpetual until CharterBank gives notice of non-extension, at which time the term is fixed for two years in the case of the two year agreements and one year in the case of the one-year agreements.

     Generally, CharterBank may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if CharterBank or Charter Financial signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, it could not terminate an officer's employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional two years in the case of officers with a two-year agreement, and one year in the case of officers with a one-year agreement. CharterBank would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the board of directors, material reduction in duties, functions or responsibilities, involuntary relocation of his or her principal place of employment to a location over 35 miles from CharterBank's principal office on the day before the change of control and over 35 miles from the officer's principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits.

     If CharterBank or Charter Financial experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by CharterBank and Charter Financial for federal income tax purposes.

Benefit Plans

     401(k) Plan. CharterBank has adopted the 401(k) Plan, a tax-qualified defined contribution plan, for substantially all employees of CharterBank who have completed at least three months of service. Eligible employees may contribute from 1% to 8% of annual compensation to the plan on a pre-tax basis each year, subject to limitations of the Internal Revenue Code (for 2001 the limit was $10,500). Under the 401(k) Plan, CharterBank makes a matching contribution equal to 50% of the first 8% of compensation deferred by the participant Effective January 1, 2002 CharterBank will not make any matching contributions.

     The 401(k) plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account. One permitted investment is

Charter Financial common stock. Participants direct the voting of shares purchased for their plan accounts.

     Employee Stock Ownership Plan. This plan is a tax-qualified plan that covers substantially all employees who have at least one year of service and took effect at the completion of the reorganization. Charter Financial lent the ESOP money to purchase up to 8% of the shares sold in the initial offering to persons other than First Charter, MHC, or 317,158 shares.

     Although contributions to this plan are discretionary, CharterBank intends to contribute enough money each year to make the required principal and interest payments on the loan from Charter Financial. This loan is for a term of 30 years and calls for level annual payments of principal and interest. The plan pledges the shares it purchases as collateral for the loan and holds them in a suspense account.

     The plan will not distribute the pledged shares right away. Instead, it will release a portion of the pledged shares annually. Assuming the plan repays its loan as scheduled over a 30-year term, we expect that 1/30th of the shares will be released annually in years 2001 through 2031. Although the repayment period of the ESOP loan is scheduled over a 30-year term, we anticipate that we may prepay a portion of the principal which would trigger the release of additional ESOP shares. The plan will allocate the shares released each year among the accounts of participants in proportion to their compensation for the year. For example, if a participant's compensation for a year represents 1% of the total compensation of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted in a way that mirrors the votes which participants cast for shares in their individual accounts.

     This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions, or other cash flow.

     Benefit Restoration Plan. CharterBank has also established the Benefit Restoration Plan in order to provide restorative payments to selected executives who are prevented from receiving the full benefits contemplated by the ESOP's benefit formula and the full matching contribution under the 401(k) Plan. Currently, only the Chief Executive Officer has been selected for participation. The restorative payments consist of payments in lieu of shares that cannot be allocated to the participant's account under the ESOP and payments for employer matching contributions that cannot be allocated under the 401(k) Plan due to the legal limitations imposed on tax-qualified plans. Also, in the case of a participant who retires before the repayment in full of the ESOP's loan, the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan.

     Incentive Compensation Program. CharterBank maintains an incentive compensation plan for employees to earn bonuses based on the achievement of objective, pre-established performance goals. The first part of the plan consists of a short-term incentive program which rewards short-term performance based on the achievement of key operating goals. All noncommissioned employees who are not covered under another incentive compensation plan are eligible to participate. These short-term incentive payments are made either quarterly or annually depending on the employee's job description. The second feature of the incentive compensation plan is a long-term incentive compensation plan for certain officers of CharterBank. This long-term incentive plan grants "phantom stock" units to selected employees. Each unit represents a dollar amount that will be paid under a formula at the end of a three year period. In general, a participant whose employment terminates prior to the payout of the units will forfeit his or her shares. In the case of normal or early retirement, as defined under the plan, stock units will be valued at the quarter end following retirement and paid out within 90 days, if the employee has been employed with CharterBank for more than 5 years and is age 55 or older or if the employee has become permanently disabled. In the event of death, stock units will be valued at the quarter end following death and paid to the employee's estate within 90 days. Finally, under a change in control, all participants become fully vested.

     Mutual Fund Option Plan. CharterBank maintains the CharterBank Mutual Fund Option Plan under which certain key employees and directors of CharterBank may be granted options to purchase shares of selected mutual funds at a reduced price. Under this plan, a plan participant may elect to reduce the compensation which would otherwise be received by him during the plan year. The amount of a participant's compensation reduction is converted by means of a formula into an option to purchase selected mutual fund shares at a discounted exercise price. The formula provides that the number of shares subject to each participant compensation reduction option shall be the amount of the compensation reduction divided by 75% of the fair market value of the shares at the time of grant. The exercise price of the compensation reduction options is 25% of the greater of the fair market value at the time of exercise or the time of grant. CharterBank will pay each participant a dividend equivalent payment equal in value to the after-tax net value of dividends or distributions made on the mutual fund shares subject to the options.

     The plan also allows discretionary grants by CharterBank to eligible employees and directors, the exercise price, vesting, exercise period, and other terms of which are determined by the committee under the plan. Upon a change of control (as defined in the plan) all such options vest. Unless otherwise determined in the option agreement, all options granted under the plan are not exercisable until both (i) one year has elapsed since the date of the option grant and (ii) the options have vested. This plan does not require CharterBank to purchase any mutual fund shares subject to these options until the options are exercised.

Compensation Committee Report on Executive Compensation.

     The Personnel and Compensation Committee is composed of Directors Hudson, Darden, Taunton, Lane, and Cauble with Director Hudson serving as Chair. None of the members of the Compensation Committee were officers or employees of Charter Financial or its subsidiaries during 2001 or in prior years.

     The following Report of Charter Financial's Personnel and Compensation Committee is provided in accordance with the rules and regulations of the SEC. Pursuant to such rules and regulations, this Report shall not be deemed "soliciting material," filed with the SEC subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

     On October 16, 2001, Charter Financial became the holding company for CharterBank upon completion of Charter Bank's reorganization into a two-tiered mutual holding company structure.

     The Personnel and Compensation Committee provides advice and recommendations to the Board of Directors in the areas of employee salaries and benefit programs. Compensation of the Chairman and Chief Executive Officer and other executive officers for the fiscal year ended 2001 was paid by CharterBank and determined by the Board of Directors of CharterBank upon the recommendation of the Personnel and Compensation Committee.

     The Committee reviews the compensation and benefits programs for all executive officers on an annual basis. Recommendations and rationale of CharterBank's Chairman and Chief Executive Officer are taken into consideration during such review. The Chairman and Chief Executive Officer do not participate in the Committee's decision regarding their own compensation review and recommendation.

     The Committee strives to provide a compensation program that assures both the motivation and retention of the executive officers, proper alignment with the financial interests of Charter Financial's stockholders, and competitiveness with the external marketplace. To this end, the Committee reviewed the compensation practices of a peer group of companies with similar size and business mix to that of CharterBank in order to develop recommendations for CharterBank's executive officers.

     CharterBank's compensation program for executive officers consists of: base salary, and short-term and long-term incentive awards.

     Base Salaries. Salary levels recommended by the Committee are intended to be competitive with salary levels of the companies in CharterBank's peer group, commensurate with the executive officers' respective duties and responsibilities, and reflect the financial performance of CharterBank. After a comprehensive review, base salaries for the fiscal year ended 2001 were increased 25.5% on average for the covered executive officers, a level deemed appropriate using the above criteria.

     Incentive Compensation Plan. CharterBank maintains an incentive compensation plan with short term and long term components. The short term component includes all employees not covered by another incentive compensation plan. A target bonus award has been set for each employee expressed in a cash amount, which varies based on the employee's salary grade in CharterBank's salary grade system During the first quarter of 2001, the Board of Directors set Balanced Scorecard goals, which include credit, marketing productivity as well as financial targets for achievement under the plan. The short term incentive also consists of individual and business line components. Attainment on these components as well as the corporate goals represented by the Balanced Scorecard determines the payout for each individual covered by the Incentive Compensation Plan. CharterBank typically pays these bonuses in cash shortly after the end of the fiscal year, but payment may be deferred to a later date at the election of the participant. The long term Incentive component is a phantom stock appreciation type plan which rewards improvement in CharterBank's equity over a three year period. All CharterBank officers participate in the Long Term Incentive Plan.

     Chief Executive Officer and Chairman. The Compensation Committee recognizes the significant additional efforts required of the Chief Executive Officer and other Executive officers in bringing about CharterBank's successful mutual holding company reorganization and CharterBank's initial public offering.

     The Committee developed the following recommendations for Mr. Robert L. Johnson's compensation in 2001 as Chief Executive Officer. Base salary was increased to $183,000, representing a 35.5% increase from 2000. Under the criteria of the short-term incentive component, the Committee awarded the Chief Executive Officer a bonus in the amount of $69,415.

                                            CharterBank
                                            Compensation Committee

                                            William B. Hudson, Chairman
                                            Jane W. Darden
                                            R. Terry Taunton
                                            Thomas M. Lane
                                            David Z. Cauble, III

Compensation Committee Interlocks and Insider Participation.

     None of the executive officers of Charter Financial served as a member of another entity's Board of Directors or as a member of the Compensation Committee (or other board committee performing equivalent functions) during 2001, which entity had an executive officer serving on the Board of Directors or as a member of the Compensation Committee of Charter Financial. Consequently, there are no interlocking relationships between Charter Financial and other entities that might affect the determination of the compensation of our executive officers.

Performance Graph.

     A performance graph is not included due to the fact that the reorganization took place on October 16, 2001 and therefore no data was available at September 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders of Charter Financial.

     The following table contains common stock ownership information for persons known to Charter Financial to "beneficially own" 5% or more of Charter Financial's common stock as of September 30, 2001. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose of. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. Charter Financial obtained the information provided in the following table from filings with the SEC and from Charter Financial. In this Annual Report on Form 10-K, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

                                   Name and Address of          Amount and Nature of
        Title of Class               Beneficial Owner           Beneficial Ownership                Percent
        --------------               ----------------           --------------------                -------
Common Stock                    First Charter, MHC                   15,857,924                       80%
                                600 Third Avenue
                                West Point, Georgia 31833


Security Ownership of Management.

     The following table shows the number of shares of Charter Financial's common stock beneficially owned by each director, and all directors and executive officers of Charter Financial as a group, as of December 1, 2001. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

                                   Position with Charter        Amount and Nature of           Percent of Common
             Name                        Financial              Beneficial Ownership           Stock Outstanding
David Z. Cauble, III            Director                                11,000(3)                      *

Jane W. Darden                  Director                                15,000(4)                      *

William B. Hudson               Director                                10,000                         *

John W. Johnson, Jr.            Chairman of the Board                   50,000(5)                      *
                                and Director

Robert L. Johnson               President, Chief Executive              42,500(6)                      *
                                Officer, and Director

Thomas M. Lane                  Director                                10,000(7)                      *

R. Terry Taunton                Director                                10,000(8)                      *

Lee Washam                      Executive Vice President-               32,500(9)                      *
                                CharterBank

Curtis R. Kollar                Chief Financial Officer                 50,000(10)                     *

All Executive Officers and                                             553,158(11)                    2.8%
Directors as a Group
(11 Persons)

------------------
* Less than one percent of the total outstanding shares of common stock.

  (1) See "Principal Shareholders of Charter Financial" for definition of "beneficial ownership."

  (2) Based on a total of 19,822,405 shares of Charter Financial's Common Stock outstanding as of September 30, 2001.
  (3)  Includes 1,000 shares jointly held in connection with Mr. Cauble's son.
  (4)  Includes 5,000 shares held directly by Ms. Darden's spouse.
  (5)  These shares are held in Mr. Johnson's Individual Retirement Account.
  (6) Includes 7,500 shares held in Mr. Johnson's Individual Retirement Account, 7,500 shares held by Mr. Johnson's 401(k) account, and 2,500 shares held in his spouse's Individual Retirement Account.
  (7)  These shares are held jointly with Mr. Lane's spouse.
  (8) Includes 2,401 shares jointly held with Mr. Taunton's spouse, 6,085 held in Mr. Taunton's Individual Retirement Account, and 1,514 shares held in Mr. Taunton's spouse's Individual Retirement Account.
  (9)  Includes 11,000 shares held in Mr. Washam's Individual Retirement
       Account.
  (10) Includes 13,800 shares held in Mr. Kollar's 401k and 7,200 shares in Mr. Kollar's Individual Retirement Accounts
  (11) The figures shown for each of the executive officers named in the table do not include 317,158 shares held in trust pursuant to the ESOP that have not been allocated as of September 30, 2001 to any individual's account and as to which each of the executive officers named in the table share voting powers with the other ESOP participants. The figure shown for all directors and executive officers as a group includes 317,158 as to which members of CharterBank's Compensation Committee (consisting of Messrs Hudson, Taunton, Lane, Cauble and Ms Darden) may be deemed to have sole investment power, except in limited circumstances, thereby causing each such member to be deemed a beneficial owner of such shares. Each of the members of the Compensation Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Compensation Committee individually. See "Benefit Plans-Employee Stock Ownership Plan".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We make loans to our directors and executive officers. We offer discounted loans to all of our employees through an employee loan program. At September 30, 2001, loans to executive officers, directors and their associates totaled $445,574. These loans do not involve more than the normal risk of collectability or present other unfavorable features.

     CharterBank's general counsel is the law firm of Johnson, Caldwell & McCoy. Curt M. Johnson, the brother of Robert L. Johnson and the son of John W. Johnson, Jr., is a partner of this law firm. The firm represents CharterBank in real estate and commercial loan closings and other matters, wherein CharterBank's borrower typically pays the legal fees and expenses. CharterBank paid the law firm $93,178 for the year ended September 30, 2001.

     CharterBank leases its Shawmut branch, which is located at 3500 20th Avenue, Valley, Alabama, from the Taunton-Johnson Corporation which is owned by Robert L. Johnson and Terry Taunton. Director Taunton also serves as the President of the Taunton-Johnson Corporation. CharterBank paid Taunton-Johnson Corporation $53,028 for the year ended September 30, 2001 for the lease of Shawmut Branch.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Listed below are all financial statements and exhibits field as part of this report:

a.       Financial Statements, Schedules, and Exhibits

         (1) The consolidated statements of assets and liabilities transferred in reorganization of Charter Financial Corporation and subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of income and comprehensive income, relating to assets and liabilities transferred in reorganization, changes in equity transferred in reorganization and cash flows of assets and liabilities transferred in reorganization for each of the years in the three-year period ended September 30, 2001, together with the related notes and independent auditors' report of KPMG LLP, independent certified public accountants.

         (2)      Schedules omitted as they are not applicable.

         (3)      See Exhibit Index.

b.       Reports on Form 8-K - none.


Exhibit           Description

2.1 CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance*
3.1      Federal Stock Charter of Charter Financial Corporation*
3.2      Bylaws of Charter Financial Corporation*
4.1      Federal Stock Charter of Charter Financial Corporation (See Exhibit
         3.1)*
4.2      Bylaws of Charter Financial Corporation (See Exhibit 3.2)*
4.3      Form of Stock Certificate of Charter Financial Corporation*
10.1     Form of Employee Stock Ownership Plan of Charter Financial Corporation*
10.2     Form of Benefit Restoration Plan of Charter Financial Corporation*
10.3 Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation*
10.4 Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank *
10.5 Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank *
10.6     CharterBank 401(k) Plan and Adoption Agreement **
21.1     Form of Subsidiaries of the Registrant*
23.1     Consent of KPMG LLP

*        Incorporated herein by reference to the Registration Statement No.
         333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.

** Incorporated herein by reference to the Registration Statement No. 333-67402, on Form S-8, filed with the SEC on August 13, 2001, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2001.

                                           CHARTER FINANCIAL CORPORATION


                                        By: /s/ Robert L. Johnson
                                           -------------------------------------
                                           Robert L. Johnson
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name                                      Title                                         Date
----                                      -----                                         ----

/s/ John W. Johnson, Jr.                  Chairman of the Board                          December 21, 2001
-------------------------------------
John W. Johnson, Jr.

/s/ Robert L. Johnson                     President, Chief Executive Officer and         December 21, 2001
-------------------------------------     Director (principal executive officer)
Robert L. Johnson


/s/ David Z. Cauble, III                  Director                                       December 21, 2001
-------------------------------------
David Z. Cauble, III


/s/ Jane W. Darden                        Director                                       December 21, 2001
-------------------------------------
Jane W. Darden

/s/ William B. Hudson                     Director                                       December 21, 2001
-------------------------------------
William B. Hudson


                                          Director                                       December 21, 2001
/s/ Thomas M. Lane
-------------------------------------
Thomas M. Lane


                                          Director                                       December 21, 2001
/s/ R. Terry Taunton
-------------------------------------
R. Terry Taunton


/s/ Curtis R. Kollar                      Chief Financial Officer, Vice                  December 21, 2001
-------------------------------------     President and Treasurer (principal
Curtis R. Kollar                          accounting officer)

                          Independent Auditors' Report

The Board of Directors
Charter Financial Corporation:


We have audited the accompanying consolidated statements of assets and liabilities transferred in reorganization of Charter Financial Corporation and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income relating to assets and liabilities transferred in reorganization, changes in equity transferred in reorganization, and cash flows of assets and liabilities transferred in reorganization for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ KPMG LLP

November 16, 2001
Atlanta, Georgia                           KPMG LLP

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Assets and Liabilities Transferred
                               in Reorganization

                           September 30, 2001 and 2000

                         Assets                                      2001             2000
                                                                -------------    -------------
Cash and amounts due from depository institutions (note 18)     $  10,761,296        5,562,675
Interest-bearing deposits in other financial institutions           5,367,428        2,629,767
                                                                -------------    -------------
                   Cash and cash equivalents                       16,128,724        8,192,442
                                                                -------------    -------------
Loans held for sale, market value of $1,300,000 and $839,000
    at September 30, 2001 and 2000, respectively                    1,299,913          832,526
Freddie Mac common stock and other equity securities (note 4)     302,623,174      251,660,938
Mortgage-backed securities and collateralized mortgage
    obligations available for sale (notes 5 and 13)               326,613,736      367,707,904
Other investment securities available for sale (note 4)                    --       13,882,374
Federal Home Loan Bank stock (notes 4 and 13)                      11,587,500       12,587,500

Loans receivable                                                  229,946,625      259,699,417
Unamortized loan origination (fees) costs, net                        (66,025)         113,317
Allowance for loan losses                                          (5,289,778)      (6,346,001)
                                                                -------------    -------------
                   Loans receivable, net (notes 6 and 13)         224,590,822      253,466,733
                                                                -------------    -------------

Real estate owned (note 7)                                            434,142          629,993
Accrued interest and dividends receivable (note 8)                  3,175,819        4,476,844
Premises and equipment, net (note 9)                                4,825,304        3,534,071
Other assets (notes 9, 10, and 11)                                  3,640,791        3,990,493
                                                                -------------    -------------

                   Total assets                                 $ 894,919,925      920,961,818
                                                                =============    =============
                             Liabilities and Equity

Liabilities:
    Deposits (note 12)                                          $ 200,354,967      274,370,643
    Borrowings (note 13)                                          309,424,000      352,218,500
    Advance payments by borrowers for taxes and insurance           1,794,285        1,998,777
    Deferred income taxes (note 14)                               112,378,627       92,119,785
    Offering proceeds in escrow (note 21)                          19,978,915               --
    Other liabilities (note 6)                                     14,073,306        9,324,980
                                                                -------------    -------------
                   Total liabilities                              658,004,100      730,032,685
                                                                -------------    -------------
Equity (note 18):
    Retained earnings                                              56,058,287       51,029,038
    Accumulated other comprehensive income - net
       unrealized holding gains on securities available
       for sale                                                   180,857,538      139,900,095
                                                                -------------    -------------
                   Total equity                                   236,915,825      190,929,133

Commitments and contingencies (notes 6, 16, and 19)
                                                                -------------    -------------

                   Total liabilities and equity                 $ 894,919,925      920,961,818
                                                                =============    =============

See accompanying notes to consolidated financial statements

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income Relating to Assets and Liabilities Transferred in Reorganization

                 Years ended September 30, 2001, 2000, and 1999

                                                                                  2001                 2000             1999
                                                                             ---------------      --------------   -------------
Interest and dividend income:
    Debt securities                                                          $       651,936           1,194,033       1,524,095
    Equity securities                                                              4,483,643           4,043,513       3,461,704
    Mortgage-backed securities and collateralized
       mortgage obligations                                                       21,150,446          27,476,406      16,592,249
    Loans receivable                                                              21,441,540          21,075,913      15,015,066
    Interest-bearing deposits in other financial institutions                        343,910             159,089         148,332
                                                                             ---------------      --------------   -------------
                   Total interest and dividend income                             48,071,475          53,948,954      36,741,446
                                                                             ---------------      --------------   -------------

Interest expense:
    Deposits (note 12)                                                            10,737,520          13,932,849      10,423,679
    Borrowings (note 13)                                                          20,908,272          22,714,554      12,917,754
                                                                             ---------------      --------------   -------------
                   Total interest expense                                         31,645,792          36,647,403      23,341,433
                                                                             ---------------      --------------   -------------
                   Net interest income                                            16,425,683          17,301,551      13,400,013

Provision for loan losses (note 6)                                                   500,000           1,410,000         240,000
                                                                             ---------------      --------------   -------------
                   Net interest income after provision for loan losses            15,925,683          15,891,551      13,160,013
                                                                             ---------------      --------------   -------------
Noninterest income:
    Loan servicing fees                                                              411,040             410,468         290,615
    Service charges on deposit accounts                                              681,464             700,568         377,717
    Gain on sale of loans and servicing released loan fees                         1,580,257             730,457       1,133,050
    (Loss) gain on sale of mortgage-backed securities, collateralized
       mortgage obligations, and other investments (notes 4 and 5)                    (1,023)           (127,636)        395,645
    Gain on disposition of Freddie Mac common stock (note 4)                              --                  --      35,865,650
    Equity in (loss) earnings of limited partnership (note 11)                    (1,200,488)            (28,602)        448,000
    Other                                                                            181,344             263,787         239,217
                                                                             ---------------      --------------   -------------
                   Total noninterest income                                        1,652,594           1,949,042      38,749,894
                                                                             ---------------      --------------   -------------
Noninterest expenses:
    Salaries and employee benefits (note 15)                                       6,244,988           4,956,345       4,193,329
    Occupancy                                                                      1,578,354           1,942,041       1,252,843
    Furniture and equipment                                                          398,788             419,208         379,188
    Net cost of operations of real estate owned                                      144,245             106,785          18,718
    Federal insurance premiums and other regulatory fees                             222,249             267,498         259,828
    Marketing                                                                        448,408             375,787         315,327
    Charitable contributions (note 4)                                                 28,218              61,689       2,181,656
    Legal and professional                                                           639,882           1,455,120         752,677
    Amortization and impairment of intangibles (note 3)                                   --           4,533,333          66,667
    Other                                                                          1,711,070           1,824,538       1,328,991
                                                                             ---------------      --------------   -------------
                   Total noninterest expenses                                     11,416,202          15,942,344      10,749,224
                                                                             ---------------      --------------   -------------

                   Income before income taxes, carried forward               $     6,162,075           1,898,249      41,160,683
                                                                             ===============      ==============   =============

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income Relating to Assets and Liabilities Transferred in Reorganization

                 Years ended September 30, 2001, 2000 and 1999

                                                                                        2001              2000            1999
                                                                                  ---------------      -----------     -----------
                   Income before income taxes, brought forward                    $     6,162,075        1,898,249      41,160,683

Income tax expense (note 14)                                                            1,405,973        1,260,088      14,332,922
                                                                                  ---------------      -----------     -----------
                   Net income                                                           4,756,102          638,161      26,827,761
                                                                                  ---------------      -----------     -----------

Other comprehensive income (loss), net of tax:
    Unrealized holding gains (losses) arising during the
       year, net of income taxes of $25,748,085, $2,879,443,
       and $(20,904,507) for 2001, 2000, and 1999, respectively                        40,956,815        4,580,253      (2,050,134)
    Less reclassification adjustment for (losses) gains
       included in net income, net of income taxes
       of $(395), $(49,267), and $10,296,426 for 2001,
       2000 and 1999, respectively                                                           (628)         (78,369)     22,264,435
                                                                                  ---------------      -----------     -----------
                   Total other comprehensive income (loss)                             40,957,443        4,658,622     (24,314,569)
                                                                                  ---------------      -----------     -----------

Comprehensive income                                                              $    45,713,545        5,296,783       2,513,192
                                                                                  ===============      ===========     ===========

See accompanying notes to consolidated financial statements.

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

             Consoldated Statements of Changes in Equity Transferred
                                in Reorganization

                 Years ended September 30, 2001, 2000, and 1999

                                                                         Accumulated other
                                                                        comprehensive income -
                                                                       net unrealized holding
                                                      Retained          gains on securities         Total
                                                      earnings          available for sale          equity
                                                    ------------       --------------------      ------------
Balance at September 30, 1998                       $ 23,127,392           159,556,042            182,683,434

Net income                                            26,827,761                    --             26,827,761
Capital contribution                                     201,598                    --                201,598
Change in net unrealized holding gains
    on securities, net of income taxes of
    $ 10,608,081                                              --           (24,314,569)           (24,314,569)
                                                    ------------          ------------           ------------
Balance at September 30, 1999                         50,156,751           135,241,473            185,398,224

Net income                                               638,161                    --                638,161
Capital contribution                                     234,126                    --                234,126
Change in net unrealized holding gains on
    securities, net of income taxes of $2,928,710             --             4,658,622              4,658,622
                                                    ------------          ------------           ------------
Balance at September 30, 2000                         51,029,038           139,900,095            190,929,133

Net income                                             4,756,102                    --              4,756,102
Capital contribution                                     273,147                    --                273,147
Change in net unrealized holding gains
    on securities, net of income taxes of
    $ 25,748,480                                              --            40,957,443             40,957,443
                                                    ------------          ------------           ------------

Balance at September 30, 2001                       $ 56,058,287           180,857,538            236,915,825
                                                    ============          ============           ============

See accompanying notes to consolidated financial statements.

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

         Consolidated Statements of Cash Flows of Assets and Liabilities
                          Transferred in Reorganization

                 Years ended September 30, 2001, 2000, and 1999

                                                                                     2001              2000              1999
                                                                                --------------    --------------    --------------
Cash flows from operating activities:
  Net income                                                                    $    4,756,102           638,161        26,827,761
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                          500,000         1,410,000           240,000
    Depreciation and amortization                                                      736,700         1,378,240           731,851
    Provision for asset impairment                                                          --         3,803,333                --
    Deferred income tax (benefit) expense                                           (5,489,648)          322,177         7,831,928
    Equity in loss (earnings) of limited partnerships                                1,200,488            28,602          (448,000)
    (Accretion) amortization of premiums and discounts, net                         (2,972,099)         (454,812)          136,024
    Gain on sale of loans                                                           (1,580,257)         (730,457)       (1,133,050)
    Proceeds from sale of loans                                                     65,366,632        36,916,233        24,261,833
    Originations and purchases of loans held for sale                              (64,253,762)      (34,121,504)      (22,435,402)
    Loss (gain) on sales of mortgage-backed securities, collateralized
      mortgage obligations, and other investments                                        1,023           127,636          (395,645)
    Donation of FNMA stock                                                                  --            25,633                --
    Gain on disposition of stock                                                            --                --       (35,865,650)
    Loss on sales of real estate owned                                                 122,266            69,353            15,248
    Donation of real estate owned                                                           --            17,000                --
    Freddie Mac common stock contributed to charitable organization                         --                --         2,152,500
    Changes in assets and liabilities:
    Decrease (increase) in accrued interest and dividends receivable                 1,301,025           (81,691)       (1,096,608)
    Decrease (increase) in income tax refunds receivable                                    --         3,145,376        (3,145,376)
    (Increase) decrease in other assets                                             (1,136,640)        1,050,627          (223,465)
    Increase (decrease) in other liabilities                                         4,748,326        (2,226,803)        2,872,043
                                                                                --------------    --------------    --------------
                Net cash provided by operating activities                            3,300,156        11,317,104           325,992
                                                                                --------------    --------------    --------------
Cash flows from investing activities:
  Proceeds from sales of mortgage-backed securities and
    collateralized mortgage obligations available for sale                         189,420,664        67,269,563       260,278,302
  Principal collections on mortgage-backed securities and
    collateralized mortgage obligations available for sale                          52,471,823        40,206,702        41,812,636
  Purchases of mortgage-backed securities and collateralized
    mortgage obligations available for sale                                       (183,717,769)     (120,209,208)     (422,174,802)
  Purchases of equity securities and other investment
    securities available for sale                                                      (48,174)       (3,892,500)      (52,103,423)
  Principal collections on other investment securities available for sale                   --        16,712,500                --
  Proceeds from sale of other investment securities available for sale              15,564,771         3,135,170        28,149,121
  Proceeds from redemption of FHLB stock                                             1,000,000                --                --
  Proceeds from sale of Freddie Mac stock                                                   --                --        34,468,568
  Net decrease (increase) in loans receivable, exclusive of loan sales              27,618,347       (47,698,339)       (9,694,763)
  Proceeds from sale of real estate owned                                              831,149           783,655           303,487
  Purchases of premises and equipment, net of dispositions                          (1,742,079)         (529,882)         (459,310)
  Purchase of loans                                                                         --                --        (8,271,001)
  Acquisition of Citizens Bancgroup, Inc., net of cash paid                                 --                --         1,404,425
                                                                                --------------    --------------    --------------
                Net cash provided by (used in) investing activities                101,398,732       (44,222,339)     (126,286,760)
                                                                                --------------    --------------    --------------

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

         Consolidated Statements of Cash Flows of Assets and Liabilities
                          Transferred in Reorganization

                 Years ended September 30, 2001, 2000, and 1999

                                                                                     2001              2000              1999
                                                                                --------------    --------------    --------------
                                                                                                                       )
Cash flows from financing activities:
  Offering proceeds in escrow                                                  $    19,978,915                --                --
  Net increase in savings and demand
    deposit accounts                                                                12,243,390           175,114         4,521,548
  Net (decrease) increase in time deposits                                         (86,259,066)       (8,769,849)      100,791,763
  Proceeds from Federal Home Loan Bank advances                                    434,935,014       676,853,978       367,600,000
  Principal payments on advances from Federal Home
    Loan Bank                                                                     (457,935,014)     (647,753,978)     (358,950,000)
  Proceeds from other borrowings                                                 1,471,021,087     1,505,184,509       862,308,219
  Principal payments on other borrowings                                        (1,490,815,587)   (1,494,932,778)     (846,729,450)
  Net (decrease) increase in advance payments by borrowers
    for taxes and insurance                                                           (204,492)          (35,925)          292,410
  Capital contribution                                                                 273,147           234,126           201,598
                                                                               ---------------    --------------    --------------
                Net cash (used in) provided by financing activities                (96,762,606)       30,955,197       130,036,088
                                                                               ---------------    --------------    --------------
                Net increase (decrease) in cash and cash
                  equivalents                                                        7,936,282        (1,950,038)        4,075,320
  Cash and cash equivalents at beginning of year                                     8,192,442        10,142,480         6,067,160
                                                                               ---------------    --------------    --------------
  Cash and cash equivalents at end of year                                     $    16,128,724         8,192,442        10,142,480
                                                                               ===============    ==============    ==============
  Supplemental disclosures of cash flow information:
    Interest paid                                                              $    32,688,743        36,872,174        25,104,646
                                                                               ===============    ==============    ==============
    Income taxes paid                                                          $     2,947,150                --        11,192,000
                                                                               ===============    ==============    ==============
    Detail of acquisitions:
      Fair value of assets acquired                                            $            --                --        41,033,492
      Liabilities assumed                                                                   --                --       (42,437,917)
                                                                               ---------------    --------------    --------------
                Net cash acquired in acquisition                               $            --                --        (1,404,425)
                                                                               ===============    ==============    ==============
      Financing activities:
        Real estate acquired through foreclosure of the
          loans receivable                                                     $       757,564         1,277,793           351,305
                                                                               ===============    ==============    ==============
        Contribution of real estate acquired for sale to charity               $            --            17,002                --
                                                                               ===============    ==============    ==============

See accompanying notes to consolidated financial statements.

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000


(1)  Summary of Significant Accounting Policies

     The consolidated financial statements of Charter Financial Corporation and subsidiaries (the "Company") include the financial statements of Charter Financial Corporation and the following wholly owned subsidiaries:
     CharterBank (the "Bank") and Charter Insurance Company. All intercompany accounts and transactions have been eliminated in consolidation.

     Charter Financial Corporation was formed through the reorganization of CharterBank in October 2001. The consolidated financial statements of Charter Financial Corporation and subsidiaries reflect the assets and liabilities transferred in such reorganization and the related earnings thereon. Refer to note 21 for further discussion of this reorganization.

     The consolidated financial statements of Charter Financial Corporation and subsidiaries reflect the assets and liabilities transferred to the Company in the reorganization. Specifically, historical financial information is the of the predecessor entity, CharterBank and subsidiary, adjusted to retroactively reflect the transfer of the 400,000 shares of Freddie Mac common stock and the $100,000 in cash to First Charter, MHC. Operating data has also been retroactively adjusted for such effects; furthermore, for the years ended September 30, 2000, and 1999, the Company has reflected the retention of the net capital resulting from the dividend income on such 400,000 shares of Freddie Mac common stock, net of income taxes, as contributed capital in its equity.

     CharterBank was organized as a federally chartered mutual savings and loan association in 1954. CharterBank is primarily regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), and undergoes periodic examinations by those regulatory authorities.

     The Company primarily provides mortgage loans and a full range of deposit products to individual customers through its main office in West Point, Georgia and five full-service branch offices located in LaGrange, Georgia, Auburn, Alabama, and Valley, Alabama. In addition, the Company operates four loan production offices located in various Georgia and Alabama locations. The Company primarily competes with other financial institutions in its market area within west central Georgia and east central Alabama. The Company considers its primary lending market to be the states of Georgia and Alabama.

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

     (a)   Basis of Presentation

           In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and mortgage loan prepayment assumptions used to determine the amount of revenue recognition on mortgage-backed securities and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the determination of revenue recognition on mortgage-backed securities and collateralized mortgage obligations, management obtains independent estimates of mortgage loan prepayment assumptions, which are based partly on historical prepayments and current interest rates.

           A substantial portion of the Company's loans are secured by real estate located in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the real estate market conditions of this market area.

                                                                     (Continued)

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000


       (b)    Cash Equivalents

              Cash equivalents, as presented in the consolidated financial statements, include amounts due from other depository institutions and interest-bearing deposits in other financial institutions. Generally, interest-bearing deposits in other financial institutions are for one-day periods.

       (c) Investments, Mortgage-Backed Securities, and Collateralized Mortgage Obligations

              Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent quotations. Investment in stock of a Federal Home Loan Bank is required of every federally insured financial institution who utilizes its services. Generally, the Federal Home Loan Bank will repurchase excess stock at cost; accordingly, the investment in Federal Home Loan Bank stock is carried at cost which approximates its fair value.

              Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

              Gains and losses on sales of investments, mortgage-backed securities, and collateralized mortgage obligations are recognized on the trade date, based on the net proceeds received and the adjusted carrying amount of the specific security sold.

              A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At September 30, 2001, the Company did not have any securities with other than temporary impairment.

       (d)    Loans and Interest Income

              Loans are reported at the principal amounts outstanding, net of unearned income, deferred loan fees/origination costs, and the allowance for loan losses. Loans held for sale are carried at the lower of aggregate cost or market, with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market.

              Interest income is recognized using the simple interest method on the balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs, and deferred gains on the sale of the guaranteed portion of Small Business Administration (SBA) loans, is amortized over the lives of the underlying loans using the interest method over the contractual life of the loans.

                                                                     (Continued)

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

              The accrual of interest income is discontinued on loans which become contractually past due by 90 days or when reasonable doubt exists as to the full timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans which is ultimately collected is credited to income in the period received.

              Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in fiscal 1996. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. Under the provisions of SFAS No. 114 and SFAS No. 118, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans, such as consumer and installment loans, which are collectively evaluated for impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

              Gains or losses on the sale of mortgage loans are recognized at settlement dates and are computed as the difference between the sales proceeds received and the net book value of the mortgage loans sold. At the time of sale, a servicing asset is recorded if expected servicing revenues exceed an amount approximating adequate servicing compensation. For sales of the SBA guaranteed portion of loans, the basis in the portion of the loan sold is determined by allocating the loan carrying value to the portion sold, portion retained, and servicing asset, if any, based on their relative fair values. The servicing asset, included in other assets, is amortized using the interest method over the estimated life of the serviced loans considering assumed prepayment patterns.

       (e)    Allowance for Loan Losses

              The allowance for loan losses is adjusted through provisions for loan losses charged or credited to operations. Loans are charged off against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is determined through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to pay.

                                                                     (Continued)

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000



          To the best of management's ability, all known and inherent losses that are both probable and reasonable to estimate have been recorded. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to adjust the allowance based on their judgment about information available to them at the time of their examination.

     (f)  Real Estate Owned

          Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write-downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on real estate owned charged to operations. Based upon management's evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to restore the allowance to an adequate level. Gains recognized on the disposition of the properties are recorded in other income.

          Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

     (g)  Premises and Equipment

          Premises and equipment are stated at cost, less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 50 years for buildings and improvements and three to 15 years for furniture, fixtures, and equipment.

     (h)  Mortgage Banking Activities

          In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 amended SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000



          Mortgage loan servicing rights are included in other assets. Mortgage servicing rights are stated at cost, less accumulated amortization and impairment valuation allowance. The Company recognizes, as separate assets, rights to service mortgage loans for others, either purchased or through Company originations. Mortgage servicing rights which are acquired through either the purchase or origination of mortgage loans are recognized as separate assets when the Company sells or securitizes those loans with servicing rights retained. For originated and purchased mortgage loans, the amount of the mortgage servicing rights to be recognized is determined based upon an allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Fair value is determined by discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing fee costs, prepayment rates, and discount rates. For mortgage servicing rights acquired separate from the mortgage loans, the Company capitalizes the amount paid.

          The cost of the mortgage servicing rights is amortized in proportion to and over the period of net servicing income which is estimated to be generated by the underlying mortgage servicing rights.

          In accordance with SFAS No. 140, the Company periodically assesses its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. To measure the fair value of its mortgage servicing rights, the Company uses discounted cash flow analyses taking into consideration appropriate assumptions for servicing fee income, servicing fee costs, prepayment rates, and discount rates. The Company stratifies its capitalized mortgage servicing rights for the purpose of evaluating impairment, taking into consideration relevant risk characteristics, including loan type, note rate, and note term. If the recorded amount of the mortgage servicing rights exceeds the fair value, the amount of the impairment is recognized through a valuation allowance, with a corresponding charge to operations. Additionally, the Company will prospectively accelerate future amortization if a reduction in expected future net servicing income is estimated.

          Fees for servicing loans for investors are based on the outstanding principal balance of the loans serviced and are recognized as income when earned.

     (i)  Insurance

          At September 30, 2001, the Company was covered under a $5,000,000 banker's blanket bond policy and a $1,000,000 errors and omissions policy. The Company is also covered with a $10,000,000 umbrella policy.

     (j)  Investment in Limited Partnerships

          The carrying value of the Company's share (based on its underlying ownership interest) of limited partnerships is based on the Company's original investment adjusted for its pro rata share of the partnerships' net income or losses.

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000



     (k)  Income Taxes

          The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  Comprehensive Income

          Comprehensive income for the Company consists of net income for the period and unrealized holding gains and losses on investments, mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes.

     (m)  Goodwill and Other Intangible Assets

          Goodwill and other intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of Citizens Bancgroup, Inc. These intangible assets were amortized using the straight-line method over five years.

          The Company examines the carrying value of its intangible assets to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and undiscounted future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

     (n)  Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The effective date of SFAS No. 133 was delayed until fiscal years beginning after June 15, 2000 with the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000



          In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125 issued in June 1996 and is effective for the Company beginning in its 2001 fiscal year. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 has not materially impacted the Company.

(2)  Business Combination

     Effective August 18, 1999, the Company acquired all of the issued and outstanding shares of Citizens Bancgroup, Inc. ("CNB"), Valley, Alabama, and its wholly owned banking subsidiary, Citizens National Bank, for a purchase price of approximately $2,250,000 in cash. The acquisition has been accounted for using the purchase method of accounting and, hence, the results of operations of CNB have been included in the consolidated financial statements from the aforementioned effective date. The assets and liabilities of CNB, including purchase accounting adjustments, as of the date of the acquisition, were as follows:

          Loans, net                                 $ 24,722,000
          Other earning assets                         10,458,000
          Other assets                                  4,908,000
          Goodwill and other intangibles                4,600,000
                                                     ------------
                                                       44,688,000

          Deposits                                     42,041,000
          Other liabilities                               397,000
                                                     ------------

                       Purchase price                $  2,250,000
                                                     ============

     The following summarizes the unaudited pro forma consolidated results of operations assuming CNB was acquired in a purchase accounting transaction on October 1, 1998:

                                                         1999
                                                     ------------

          Interest income                            $ 41,787,000
                                                     ============

          Net interest income                        $ 16,150,000
                                                     ============

          Noninterest income                         $ 39,404,000
                                                     ============

          Net income                                 $ 23,807,000
                                                     ============

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

(3)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets at September 30, 2000 consists of the following:

              Goodwill                                 $   3,125,000
              Deposit premium                              1,475,000
                                                       -------------
                                                           4,600,000

              Accumulated amortization and allowance
                for impairment                            (4,600,000)
                                                       -------------

                        Goodwill and other intangible
                          assets, net                  $           -
                                                       =============

     The Company examined the carrying amount of its intangible assets to determine whether there are any impairment losses. The analysis for the year ended September 30, 2000 indicated that undiscounted future cash flows associated with the purchase of assets and assumption of liabilities of CNB would be negative and therefore insufficient to recover the carrying amount of the related intangible assets primarily due to charge-offs of loans purchased. Accordingly, the Company recorded an impairment loss of $3,603,333 in addition to scheduled amortization of $930,000 for the year ended September 30, 2000.

(4)  Investment Securities

     Investment securities available for sale are summarized as follows:

                                                             September 30, 2001
                                   ---------------------------------------------------------------------
                                                          Gross              Gross
                                     Amortized          unrealized         unrealized        Estimated
                                       cost                gains             losses         fair value
                                   --------------    -----------------    -------------    -------------
      Freddie Mac common stock       $  6,316,533       296,258,467                --        302,575,000
      Other equity securities
          available for sale               48,174                --                --             48,174
                                     ------------      ------------        ------------     ------------
                                     $  6,364,707       296,258,467                --        302,623,174
                                     ============      ============        ============     ============

                                                             September 30, 2000
                                   ---------------------------------------------------------------------
                                                           Gross             Gross
                                     Amortized          unrealized         unrealized        Estimated
                                       cost                gains             losses         fair value
                                   --------------    -----------------    -------------   --------------
     Freddie Mac common stock       $   6,316,533       245,344,405                 -        251,660,938

      Other:
         U.S. Government agencies      14,448,989                 -         1,569,115         12,879,874
         Corporate debt                 1,000,000             2,500                 -          1,002,500
                                    -------------      ------------       -----------        -----------
                                       15,448,989             2,500         1,569,115         13,882,374
                                    -------------      ------------       -----------        -----------

                                    $  21,765,522       245,346,905         1,569,115        265,543,312
                                    =============      ============       ===========        ===========

                                      F-15

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

     The Company's investment in Federal Home Loan Bank stock was $11,587,500 and $12,587,500 at September 30, 2001 and 2000, respectively. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment in Federal Home Loan Bank stock is carried at cost because it is considered a restricted stock investment. The investment in Federal Home Loan Bank stock was not considered impaired at September 30, 2001 and 2000.

     Proceeds from sales of investment securities during 2001, 2000, and 1999 were $15,564,771, $3,135,170, and $28,149,121, respectively. Gross gains of
     $-0-, $185,337, and $148,097, were realized on those sales for 2001, 2000, and 1999, respectively, and gross realized losses on sales of investment securities for 2001, 2000, and 1999 were $42,229, $22,072, and $12,968, respectively.

     During 2000, the Company donated 425 shares of Fannie Mae stock with a fair value of $25,633 to LaGrange College. The Company recognized a gain on the disposition of the stock of $16,694 and recorded contribution expense for the total fair value in 2000.

     During 1999, the Company donated 35,000 shares of Freddie Mac common stock with a fair value of $2,152,500 to a charitable foundation formed by the Company. The Company recognized a gain on the disposition of the stock of $2,117,365 and recorded contribution expense for the total fair value in 1999.

     During the year ended September 30, 1999, the Company sold 570,000 shares of Freddie Mac common stock with a fair value of $34,468,568. The Company recognized a gain on the disposition of the stock of $33,748,285.

     No investment securities were pledged to secure Federal Home Loan Bank advances or to collateralize securities sold under agreements to repurchase at September 30, 2001. Investment securities with an aggregate carrying amount of $13,882,374 at September 30, 2000 were pledged to secure Federal Home Loan Bank advances and to collateralize securities sold under agreements to repurchase.

(5)  Mortgage-Backed Securities and Collateralized Mortgage Obligations

     Mortgage-backed securities and collateralized mortgage obligations available for sale are summarized as follows:

                                                                        September 30, 2001
                                            -----------------------------------------------------------------------
                                                                    Gross             Gross
                                               Amortized          unrealized         unrealized        Estimated
                                                 cost                gains             losses         fair value
                                            --------------    -----------------    -------------    -------------
Mortgage-backed securities:
    FNMA certificates                       $    16,517,781           113,178             10,755      16,620,204
    GNMA certificates                            20,080,715           166,945             17,857      20,229,803
Collateralized mortgage obligations:
    FNMA                                         74,091,232            67,105            539,076      73,619,261
    GNMA                                          5,081,497                --             44,309       5,037,188
    FHLMC                                       140,128,049           186,436            637,338     139,677,147
    Other                                        72,416,679           121,982          1,108,528      71,430,133
                                            ---------------     -------------      -------------   -------------
                                            $   328,315,953           655,646          2,357,863     326,613,736
                                            ===============     =============      =============   =============

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

                                                                  September 30, 2000
                                           -----------------------------------------------------------------
                                                                   Gross           Gross
                                             Amortized          unrealized       unrealized      Estimated
                                               cost                gains           losses        fair value
                                           --------------    -----------------   -----------   -------------
Mortgage-backed securities:
    FNMA certificates                      $  52,832,211                -        2,049,108       50,783,103
    GNMA certificates                         85,700,103                -        3,529,073       82,171,030
    FHLMC certificates                        25,043,175            8,313          696,083       24,355,405
Collateralized mortgage obligations:
    FNMA                                      78,831,227          107,091        1,160,820       77,777,498
    GNMA                                       3,517,509                -          211,955        3,305,554
    FHLMC                                     70,512,731          160,124        1,303,632       69,369,223
    Other                                     67,198,421                -        7,252,330       59,946,091
                                           -------------      -----------     ------------    -------------

                                           $ 383,635,377          275,528       16,203,001      367,707,904
                                           =============      ===========     ============    =============

     Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations during 2001, 2000, and 1999 were $189,420,664, $67,269,563, and $260,278,302, respectively. Gross gains of $704,315,
     $38,957, and $757,275 and gross losses of $663,109, $346,552, and $496,759 were realized on those sales for 2001, 2000, and 1999, respectively.

     Mortgage-backed securities and collateralized mortgage obligations with an aggregate carrying amount of $244,334,385 and $284,469,404 at September 30, 2001 and 2000, respectively, were pledged to secure Federal Home Loan Bank advances and to collateralize securities sold under agreements to repurchase.

     The FASB has issued SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires improved disclosures about derivative financial instruments; futures, forward, swap, or option contracts; or other financial instruments with similar characteristics. It also amends existing requirements of SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, and SFAS No. 107, Disclosures About Fair Value of Financial Instruments. It requires that a distinction be made between financial instruments held or issued for the purposes of trading or for purposes other than trading. For derivative financial instruments held or issued for trading, disclosure of average fair values and of net trading gains or losses is required. At September 30, 2001 and 2000, the Company did not hold any derivative financial instruments for trading purposes. For derivative financial instruments held or issued for purposes other than trading, it requires disclosure about those purposes, about how the instruments are reported in the financial statements, and, if the purpose is hedging anticipated transactions, about the anticipated transactions, the classes of derivative financial instruments used to hedge those transactions, the amounts of hedging gains and losses deferred, and the transactions or other events that result in recognition of the deferred gains or losses in income. At September 30, 2001 and 2000, the Company did not hold any derivative financial instruments with the purpose of hedging transactions. The Company held collateralized mortgage obligations at September 30, 2001 and 2000. These investments are classified as available for sale and are carried at fair value in the Company's financial statements.

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

     The following table shows additional information related to the collateralized mortgage obligations held by the Company:

                                                                      September 30, 2001
                                               -------------------------------------------------------------------
                                                                    Weighted-                       Net unrealized
                                                  Fair value       average life        Yield              loss
                                               ---------------   ---------------    -----------     --------------
              Fixed rate                      $    74,785,226         9.06 years         6.978%     $    (879,737)
              Variable rate                       214,978,503        10.58 years         4.301         (1,073,991)
                                              ---------------     --------------    ----------      -------------

                      Total                   $   289,763,729        10.19 years         4.992%     $  (1,953,728)
                                              ===============     ==============    ==========      =============

                                                                       September 30, 2000
                                              ---------------------------------------------------------------------
                                                                    Weighted-                       Net unrealized
                                                  Fair value       average life        Yield              loss
                                              -----------------  ---------------    -----------     ---------------
              Fixed rate                      $    94,888,626        14.86 years         6.937%        (8,417,676)
              Variable rate                       115,509,740        16.62 years         7.852         (1,243,846)
                                              ---------------    ---------------    ----------      -------------

                      Total                   $   210,398,366        15.83 years         7.439%        (9,661,522)
                                              ===============    ===============    ==========      =============

(6)  Loans Receivable

     Loans receivable are summarized as follows:

                                                                              September 30,
                                                                ------------------------------------------
                                                                       2001                   2000
                                                                --------------------   -------------------
        1-4 family residential real estate mortgage              $   129,222,817            152,821,962
        Commercial real estate                                        61,225,358             60,837,874
        Commercial                                                     6,818,800              8,986,583
        Real estate construction                                      13,590,439             16,018,366
        Consumer and other                                            23,536,627             29,914,580
        Undisbursed proceeds of loans in process                      (4,447,416)            (8,879,948)
                                                                 ---------------        ---------------
        Loans receivable, net of undisbursed proceeds
          of loans in process                                        229,946,625            259,699,417

        Less:
          Unamortized loan origination fees (costs), net                  66,025               (113,317)
          Allowance for loan losses                                    5,289,778              6,346,001
                                                                 ---------------        ---------------

                                                                 $   224,590,822            253,466,733
                                                                 ===============        ===============

     In addition to the above, the Company was servicing loans primarily for the Federal Home Loan Mortgage Corporation with aggregate principal balances of $132,506,482, $171,532,909, and $165,057,335 at September 30, 2001, 2000,
     and 1999, respectively.

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

     Loans to certain executive officers, directors, and their associates totaled $445,574 and $883,886 at September 30, 2001 and 2000, respectively. Such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during 2001 with respect to such aggregate loans to these individuals and their associates and affiliated companies:

          Balance at September 30, 2000                   $   883,886
          New loans                                            69,320
          Repayments                                         (507,632)
                                                          -----------

          Balance at September 30, 2001                   $   445,574
                                                          ===========

     At September 30, 2001 and 2000, the Company had $2,311,821 and $2,830,774,
     respectively, of nonperforming loans. The following is a summary of interest income relating to nonperforming loans for the years ended September 30, 2001, 2000, and 1999.

                                              2001          2000         1999
                                           ----------    ----------   ----------

       Interest income at contractual rate $  246,086       303,990      44,937
       Interest income actually recorded     (141,609)     (127,679)    (16,195)
                                           ----------    ----------   ---------

       Reduction of interest income        $  104,477       176,311      28,742
                                           ==========    ==========   =========

     The following is a summary of transactions in the allowance for loan losses:

                                              2001          2000         1999
                                           ----------    ----------   ----------

     Balance at beginning of year          $6,346,001     5,709,802   2,054,288
     Loan loss reserve of acquired
       company                                      -             -   3,751,796
     Loans charged off                     (2,096,532)   (1,137,938)   (420,101)
     Recoveries on loans previously
       charged off                            540,309       364,137      83,819
     Provision for loan losses charged to
       operations                             500,000     1,410,000     240,000
                                           ----------    ----------   ---------
     Balance at end of year                $5,289,778     6,346,001   5,709,802
                                           ==========    ==========   =========

     At September 30, 2001 and 2000, pursuant to the definition within SFAS No. 114, the Company had impaired loans of approximately $306,000 and $1,200,000 with related amounts included in the allowance for loan losses of approximately $64,000 and $715,000, respectively.

     The average recorded investment in impaired loans for the years ended September 30, 2001, 2000, and 1999 was approximately $753,000, $740,000, and $500,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2001, 2000, and 1999, was not significant.

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss, in the event of nonperformance by the customer for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded loans.

     A summary of the Company's financial instruments with off-balance sheet risk at September 30, 2001 and 2000 is as follows:


                                                            2001         2000
                                                        -----------  -----------
        Financial instruments whose contract amounts
          represent credit risk - commitments:
            Mortgage loans                              $ 1,047,550    5,109,000
            Open-end consumer loans                       6,611,399    6,953,873
            Open-end commercial loans                     3,699,589      456,254
            Construction loans                            4,447,416    8,879,948
                                                        -----------  -----------

               Total commitments                        $15,805,954   21,399,075
                                                        ===========  ===========

     The Company was also committed to sell loans of approximately $299,300 and $1,349,000 at September 30, 2001 and 2000, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but consists primarily of residential real estate.

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


     The following summarizes the Company's commitments to fund fixed rate loans at September 30, 2001 and 2000:


                                                                  Range
                                           Amount                of rates
                                     --------------------   --------------------
       September 30, 2001           $         777,500            6.00-10.00%
                                     ====================   ====================

       September 30, 2000           $       1,188,000            7.63-10.50%
                                     ====================   ====================

     In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2001 and 2000, adjustable rate mortgage loans with interest rate caps and floors amounted to $83,673,000 and $117,758,166, respectively.

     The Company has sold loans and has the obligation to repurchase any loan or loans that became 90 days or more delinquent. At September 30, 2001 and 2000, the balance of these loans was $5,357,265 and $7,602,761, respectively, with a related recourse reserve in other liabilities of $69,644 and $163,454 at September 30, 2001 and 2000, respectively.

(7)  Real Estate Owned

     At September 30, 2001 and 2000, real estate owned is summarized as follows:

                                                          2001            2000
                                                     ------------     ----------

      Real estate acquired through foreclosure      $    434,142         629,993
                                                     ============     ==========

(8)  Accrued Interest and Dividends Receivable

     At September 30, 2001 and 2000, accrued interest and dividends receivable are summarized as follows:

                                                      2001               2000
                                               ---------------     -------------

        Loans.............................    $     1,458,198          1,791,634
        Mortgage-backed securities and
          collateralized mortgage
          obligations.....................          1,509,566          2,265,767
        Investment securities.............                 --            170,011
        Other.............................            208,055            249,432
                                               --------------      -------------
                                              $     3,175,819          4,476,844
                                               ==============      =============


                                       F-21  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000

(9)  Premises and Equipment

     Premises and equipment at September 30, 2001 and 2000 is summarized as follows:

                                                   2001             2000
                                              --------------    ------------
        Land..............................   $    1,152,232       1,152,232
        Buildings and improvements........        3,452,319       3,359,995
        Furniture, fixtures, and equipment        2,898,163       2,519,319
        Construction in progress..........        1,308,671         101,035
                                              -------------      ----------
                                                  8,811,385       7,132,581
        Less accumulated depreciation.....        3,986,081       3,598,510
                                              -------------      ----------

                                             $    4,825,304       3,534,071
                                              =============      ==========

     The Company recorded an impairment allowance of $200,000 during the year ended September 30, 2000 relating to certain buildings and improvements which represent current and former branch sites to be sold. The aggregate fair value of such properties (which are included in other assets) was estimated at $415,870 at September 30, 2001 and 2000.

(10) Mortgage Servicing Rights

     Activity in mortgage servicing rights (which are included in other assets) for the years ended September 30, 2001 and 2000 consists of the following:

                                                  2001                 2000
                                           ----------------       ------------
      Balance at beginning of year.....   $     1,097,284           1,320,840
      Capitalized during the year......             4,554             107,877
      Amortization expense.............          (285,854)           (331,433)
                                           --------------         -----------
      Balance at end of year...........   $       815,984           1,097,284
                                           ==============         ===========

     There was no valuation allowance at September 30, 2001 and 2000.

(11) Investment in Limited Partnership

     During 1997, the Company purchased an interest in a limited partnership, which was formed to acquire mortgage servicing rights, for $5,000,000. The Company is allocated approximately 21% of the respective earnings or losses of this partnership. As discussed in note 1, the Company uses the equity method of accounting for its investment in this limited partnership because it exercises significant influence over the partnership. Accordingly, the Company recognized equity in the net (loss) earnings of the limited partnership of $(1,200,488) during 2001, $(28,602) during 2000, and $448,000 during 1999. An independent valuation of the mortgage servicing rights of the limited partnership is performed quarterly.



                                       F-22  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


     Financial information (unaudited), including balance sheets as of September 30, 2001 and 2000 and the income statements for the years ended September 30, 2001, 2000, and 1999 for the partnership, is as follows:

                                                      2001               2000
                                                 -------------      ------------

        Cash..................................  $     395,350            683,534
        Mortgage servicing rights, net........     13,270,960         19,324,955
        Other assets, primarily current.......         39,442            491,911
                                                 ------------      -------------
                                                $  13,705,752         20,500,400
                                                 ============      =============
        Long-term debt.......................   $   8,325,000         10,950,000
        Other liabilities....................       1,120,630            479,076
        Partners' capital:
          CharterBank........................         670,910          1,871,398
          Other partners.....................       3,589,212          7,199,926
                                                 ------------      -------------
                                                $  13,705,752         20,500,400
                                                 ============      =============


                                                                   Years ended September 30,
                                                  ------------------------------------------------------
                                                         2001               2000               1999
                                                  -----------------    ---------------   ---------------
        Revenues...............................   $      3,486,090          6,211,819         7,627,343
        Expenses...............................          9,306,638          6,350,495         5,466,224
                                                   ---------------     --------------    --------------
        Net (loss) income......................   $     (5,820,548)          (138,676)        2,161,119
                                                   ===============     ==============    ==============
        CharterBank's equity in net (loss)
          income...............................   $     (1,200,488)           (28,602)          448,000
                                                   ===============     ==============    ==============



                                       F-23  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


(12) Deposits

     At September 30, 2001 and 2000, deposits are summarized as follows:


                                                         2001                                           2000
                                     -------------------------------------------   -----------------------------------------------
                                                                     Weighted-                                         Weighted-
                                                      Range of        average                         Range of          average
                                        Amount     interest rates   interest rate     Amount       interest rates    interest rate
                                     ------------- --------------   -------------  -------------   --------------    -------------
      Demand, NOW, and money
          market accounts.......  $   43,778,812      0.00-2.47%        1.45%     $  33,462,598        0.00-5.73          2.66%
      Savings deposits..........      10,313,336      1.50              1.50          8,386,160        1.99               1.99
      Time deposits by original
          term:
          Time deposits over
            $100,000............      37,545,550      3.49-8.25         5.45         20,282,757        4.57-8.25          6.09
          Other time deposits:
            12 months or less...      89,922,322      3.26-7.03         5.24        132,630,681        4.15-7.60          6.31
            13-36 months........      14,572,856      3.39-7.35         5.41         57,547,631        4.23-7.55          5.40
            37 months or more...       4,222,091      4.07-8.25         6.12         22,060,816        4.15-8.00          5.78
                                   -------------                       -----       ------------                         ------
              Total deposits....     200,354,967                        4.21        274,370,643                           6.01%
                                                                       =====                                            ======

      Accrued interest payable..         896,967                                      1,710,488
                                   -------------                                   ------------

                                  $  201,251,934                                  $ 276,081,131
                                   =============                                   ============


     During 2001 and 2000, the Company actively pursued out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the credit union deposits was $36,372,594 and $40,533,563 and of broker deposits was $-0- and $89,355,215 at September 30, 2001 and 2000, respectively.

     At September 30, 2001, scheduled maturities of time deposits are as follows:

     Year ending September 30,
     -------------------------
        2002................       $   119,368,890
        2003................            15,882,146
        2004................             4,982,199
        2005................             4,305,586
        2006................             1,496,850
        2007 and thereafter.               227,148
                                    --------------
                                   $   146,262,819
                                    ==============



                                       F-24  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


     Interest expense on deposits for the years ended September 30, 2001, 2000, and 1999 is summarized as follows:


                                                  2001             2000              1999
                                           --------------   ---------------   --------------
        Demand, NOW, and money
          market accounts..............   $      814,627          765,137           449,325
        Savings deposits...............          160,912          274,959           291,947
        Time deposits..................        9,761,981       12,892,753         9,682,407
                                           -------------    -------------     -------------
                                          $   10,737,520       13,932,849        10,423,679
                                           =============    =============     =============


     Deposits of certain officers, directors, and their associates totaled $1,684,861 and $1,123,378 at September 30, 2001 and 2000, respectively.
     Such deposits have substantially the same terms as those for comparable transactions with other persons.

(13) Borrowings

     At September 30, 2001 and 2000, borrowings are summarized as follows:

                                                                        2001                   2000
                                                                ------------------      -----------------
        Federal Home Loan Bank advances...................       $    211,750,000            234,750,000
        Securities sold under agreements to repurchase....             97,674,000            117,468,500
                                                                  ---------------        ---------------
                                                                 $    309,424,000            352,218,500
                                                                  ===============        ===============

     Federal Home Loan Bank advances at September 30, 2001 and 2000 are summarized by year of maturity in the table below:


                                                      2001                                            2000
                                 -----------------------------------------------   --------------------------------------------
                                                                      Weighted-                                      Weighted-
                                                      Interest         average                       Interest         average
             Due                     Amount            rates            rate           Amount         rates             rate
      ------------------         ----------------   -------------    -----------   -------------   -------------   ------------
      Less than one year......   $          --              --           --        $  125,000,000       6.53-6.94%       6.60
      One to two years........      31,000,000       5.58-6.49         5.59                    --              --          --
      Two to three years......      53,750,000       5.73              5.73            31,000,000       6.46-6.49        6.46
      Thereafter..............     127,000,000       5.40-6.14         5.64            78,750,000       4.85-6.48        5.83
                                 -------------                       ------        --------------                     -------
                                 $ 211,750,000                         5.61        $  234,750,000                        6.32
                                 =============                       ======        ==============                     =======


     At September 30, 2001, the Company has pledged, under a specific collateral lien with the Federal Home Loan Bank (FHLB), all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $142,454,621 and certain mortgage-backed securities and collateralized mortgage obligations with an aggregate fair value of $146,848,288.

     The Company has $55,000,000 in adjustable rate advances and $156,750,000 in fixed rate advances from the FHLB at September 30, 2001.



                                       F-25  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


     At September 30, 2001, the Company had available line of credit commitments with the FHLB totaling $276,305,977 of which $211,750,000 was advanced and $64,555,977 was available at September 30, 2001. As of September 30, 2001, the Company's fixed rate FHLB advances include $125,750,000 of advances that are callable by the FHLB under certain circumstances. As of September 30, 2001, the Company's adjustable rate advances include $55,000,000 of advances which adjust periodically based on short-term rate indices, and have periodic floors.

     The securities sold under agreements to repurchase at September 30, 2001 are secured by certain mortgage-backed securities and collateralized mortgage obligations with an aggregate fair value of $102,650,319. All securities sold under the agreements to repurchase are under the Company's control. The repurchase agreements at September 30, 2001 and 2000 have maturities of less than 45 days, and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian. The aggregate carrying amount of such securities sold under the agreements to repurchase exceeded the amount of repurchase liabilities by approximately $4,976,319 at September 30, 2001.

     The following summarizes pertinent data related to securities sold under the agreements to repurchase for the years ended September 30, 2001, 2000, and 1999:

                                              2001                   2000                   1999
                                       --------------------   -------------------    -------------------
Weighted-average borrowing rate
    at year-end...................            3.25%                  6.76                   5.54
                                       ====================   ===================    ===================
Weighted-average borrowing rate
    during the year...............            5.62%                  6.64                   5.42
                                       ====================   ===================    ===================


Average daily balance during year.    $     117,600,366            122,725,585             60,134,537
                                       ====================   ===================    ===================
Maximum month-end balance during
    the year......................    $     157,962,635            153,308,116            111,320,019
                                       ====================   ===================    ===================

     Interest expense on borrowings for the years ended September 30, 2001, 2000, and 1999 is summarized as follows:

                                               2001                   2000                   1999
                                        ------------------     ------------------     -----------------
Securities sold under agreements to
    repurchase.....................    $       6,603,468              8,149,449              3,260,558
Federal Home Loan Bank advances....           14,304,804             14,565,105              9,657,196
                                        ----------------       ----------------       ----------------

                                       $      20,908,272             22,714,554             12,917,754
                                        ================       ================       ================



                                       F-26  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


(14) Income Taxes

     Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2001, 2000, and 1999 consists of:


                                          2001                   2000                   1999
                                   -----------------      -----------------      -----------------
Federal:
    Current...................    $       6,061,491                901,256              5,603,904
    Deferred..................           (4,847,991)               273,850              6,657,139
State:
    Current...................              834,120                 36,655                897,090
    Deferred..................             (641,647)                48,327              1,174,789
                                   ----------------       ----------------       ----------------
                                  $       1,405,973              1,260,088             14,332,922
                                   ================       ================       ================


     The difference between the actual total provision for Federal and state income taxes and Federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2001 and 1999 and 34% for the year ended September 30, 2000 is summarized as follows:



                                                   2001                   2000                   1999
                                             ------------------    -------------------    -------------------
Computed "expected" tax expense              $     2,156,726                645,405             14,406,239
Increase (decrease) in tax expense
    resulting from:
      Dividends received deduction                  (879,263)              (733,344)              (669,257)
      Gain on disposition of stock                        --                 (5,676)              (741,078)
      State income taxes, net of
        Federal tax effect                           125,107                 56,088              1,346,721
      Change in the deferred tax asset
        valuation allowance                          (85,278)              (266,554)               (35,518)
      Goodwill amortization and
        impairment                                        --              1,541,333                     --
      Other, net                                      88,681                 22,836                 25,815
                                              --------------          -------------         --------------
                                             $     1,405,973              1,260,088             14,332,922
                                              ==============          =============         ==============

     The effective tax rate for the years ended September 30, 2001, 2000, and 1999 was 22.82%, 66.38%, and 34.82%, respectively.



                                       F-27  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2001 and 2000 are presented below:

                                                                    2001                   2000
                                                             -------------------    -------------------
Deferred tax assets:
    Georgia business credit carryforward                     $             --                180,483
    Allowance for loan losses                                       1,000,239              1,436,582
    Deferred compensation                                             225,264                195,054
    Alternative minimum tax credit carryforward                            --                175,848
    Self-insurance reserve                                              9,266                 55,099
    Charitable contributions carryforward                                  --                652,225
    Investment in limited partnership                                 907,772                603,957
    Real estate acquired through foreclosure                           78,616                119,525
    Net operating loss carryforward                                        --                 43,962
    Other                                                             313,735                148,659
                                                             -------------------    -------------------
              Total gross deferred tax assets                       2,534,892              3,611,394

Less valuation allowance                                                   --                 85,278
                                                             -------------------    -------------------

              Net deferred tax assets                               2,534,892              3,526,116
                                                             -------------------    -------------------

Deferred tax liabilities:
    Deferred loan fees, net                                           106,192                539,482
    Mortgage servicing rights                                         307,789                413,896
    Net unrealized holding gains on securities
      available for sale                                          113,698,702             87,950,222
    Investment securities market adjustment for tax
      reporting                                                       647,391              6,598,770
    Federal Home Loan Bank stock dividends                             41,845                 45,862
    Other                                                             111,600                 97,669
                                                             -------------------    -------------------

              Total gross deferred tax liabilities                114,913,519             95,645,901
                                                             -------------------    -------------------

              Net deferred tax liabilities                   $    112,378,627             92,119,785
                                                             ===================    ===================

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.


                                       F-28  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


       Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2001.

(15)   Employee Benefits

       Prior to December 31, 1999, the Company had a qualified noncontributory defined benefit retirement plan covering substantially all of its employees. Employees covered under the plan were eligible to participate after completion of one year of service. The benefits were based on each employee's years of service up to a maximum of 25 years, and the average of the highest five consecutive annual salaries. An employee became fully vested upon completion of five years of qualifying service. Normal retirement age was 65, but provision was made for earlier retirement. It was the policy of the Company to fund the maximum amount that could be deducted for Federal income tax purposes. Plan assets consisted primarily of listed common stocks and cash. The plan was frozen effective December 31, 1999 and the termination process initiated with disbursements being made to eligible participants following completion of the termination.

       The following table sets forth the funded status of the plan at September 30, 2001 and 2000:

                                                                                               September 30,
                                                                                 ------------------------------------------
                                                                                          2001                  2000
                                                                                 --------------------   -------------------
          Change in benefit obligation:
              Projected benefit obligation at beginning of period               $         576,498              1,557,877
              Service cost                                                                     --                 51,322
              Interest cost                                                                    --                 76,493
              Amendments                                                                       --                576,498
              Actuarial loss                                                                   --                493,970
              Benefits paid                                                              (576,498)                    --
              Curtailment                                                                      --             (1,028,063)
              Settlement                                                                       --             (1,151,599)
                                                                                 --------------------   -------------------

                        Projected benefit obligation at end of period           $              --                576,498
                                                                                 ====================   ===================

          Change in plan assets:
              Fair value of plan assets at beginning of period                  $         576,498              1,493,849
              Actual return on plan assets                                                     --                114,439
              Benefits paid                                                              (576,498)                    --
              Settlement                                                                       --             (1,031,790)
                                                                                 --------------------   -------------------

                        Fair value of plan assets at end of period              $              --                576,498
                                                                                 ====================   ===================






                                       F-29  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


The components of net pension expense (recovery) for the years ended September 30, 2000 and 1999 are as follows:

                                                                      2000                  1999
                                                               -------------------   -------------------
Service cost for benefits earned during the year              $          51,322               255,682
Interest cost on projected benefit obligations                           76,493               109,215
Actual return on plan assets                                           (114,439)              (99,071)
Net amortization and deferral                                            (4,610)               (1,164)
Curtailment and settlement                                             (546,740)                   --
                                                               -------------------   -------------------

              Net pension (recovery) expense                  $        (537,974)              264,662
                                                               ===================   ===================

Assumptions used to determine the actuarial present
    value of the accumulated and projected benefit
    obligations were:
      Discount rate                                                      7.75%                7.75
      Expected long-term rate of return on assets                        8.00                 8.00
      Rate of increase in future compensation levels                      N/A                 4.50

       The Company has a 401(k) Profit Sharing Plan and Trust (Plan) which covers substantially all of its employees. Charter Financial Corporation may match up to 50% of employee contributions to the Plan, up to 8% of employee compensation, and may make additional discretionary contributions. The Company made contributions to the Plan of $228,531, $96,934, and $27,040 in 2001, 2000, and 1999, respectively.

       During 1996, the Company implemented a short-term incentive plan which covers substantially all employees. The Company also implemented a long-term incentive plan which covers key employees and is based on the Company's comprehensive earnings, as defined. For the years ended September 30, 2001, 2000, and 1999, the Company expensed $1,023,783, $946,027, and $830,325, respectively, related to the incentive plans.

(16)   Commitments and Contingent Liabilities

       In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company's financial position.





                                       F-30  (Continued)

                          CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000


(17)   Fair Value of Financial Instruments

       SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

       (a)    Cash and Cash Equivalents

              The carrying amount approximates fair value because of the short maturity of these instruments.

       (b) Investments and Mortgage-Backed Securities and Collateralized Mortgage Obligations Available for Sale

              The fair value of investments and mortgage-backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers.

              The following table presents the fair value at September 30, 2001 and 2000:

                                                                                    2001                   2000
                                                                             -------------------    -------------------
                  Freddie Mac common stock and other equity securities      $     302,623,174            251,660,938
                  Investment securities                                                    --             13,882,374
                  Mortgage-backed securities and collateralized
                      mortgage obligations                                        326,613,736            367,707,904
                  Federal Home Loan Bank stock                                     11,587,500             12,587,500
                                                                             -------------------    -------------------

                                                                            $     640,824,410            645,838,716
                                                                             ===================    ===================

       (c)    Loans Receivable

              Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

              Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.




                                       F-31  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


     The following table presents information for loans at September 30, 2001 and 2000:

                                                              2001                                   2000
                                                ----------------------------------    -----------------------------------
                                                     Carrying           Estimated          Carrying           Estimated
                                                      amount           fair value           amount            fair value
                                                -----------------   --------------    ----------------    ---------------
               1-4 family residential real
                   estate                       $    129,222,817       129,840,513        152,821,962         150,438,834
               Commercial real estate                 61,225,358        63,919,492         60,837,874          59,889,168
               Commercial other                        6,818,800         6,846,956          8,986,583           8,698,016
               Real estate construction
                   loans                               9,143,023         9,154,254          7,138,418           7,027,102
               Other loans                            23,536,627        23,728,414         29,914,580          30,169,131
               Unamortized loan
                   origination (fees)
                   costs, net                            (66,025)          (66,025)           113,317             113,317
               Allowance for loan losses              (5,289,778)       (5,289,778)        (6,346,001)         (6,346,001)
                                                -----------------   --------------    ---------------     ---------------

                                                $     224,590,822      228,133,826        253,466,733         249,989,567
                                                =================   ==============    ===============     ===============

               Loans held for sale              $      1,299,913         1,300,000            832,526             839,000
                                                =================   ==============    ===============     ===============

       (d)    Mortgage Servicing Rights

              The fair value of mortgage servicing rights approximates its carrying value due to the Company's evaluation of the underlying loan portfolio and subsequent adjustment for loan prepayments and other market conditions.

       (e)    Deposits

              Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of September 30, 2001 and 2000. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information for deposits at September 30, 2001 and 2000:

                                                                2001                               2000
                                                ----------------------------------    -------------------------------
                                                     Carrying           Estimated       Carrying         Estimated
                                                      amount           fair value        amount          fair value
                                                ----------------    --------------    -------------    --------------
              Demand, NOW, and money
                  market accounts               $     43,778,812        43,778,812       33,462,598        33,462,598
              Savings deposits                        10,313,336        10,313,336        8,386,160         8,386,160
              Time deposits                          146,262,819       148,911,391      232,521,885       233,066,063
                                                ----------------    --------------    -------------    --------------

                                                $    200,354,967       203,003,539      274,370,643       274,914,821
                                                ================    ==============    =============    ==============



                                       F-32  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


       (f)    Borrowings

              The fair value of the Company's borrowings is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using rates quoted for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The following presents information for borrowings at September 30, 2001 and 2000:


                                                                2001                               2000
                                                ----------------------------------    -------------------------------
                                                     Carrying           Estimated       Carrying         Estimated
                                                      amount           fair value        amount          fair value
                                                ----------------    --------------    -------------    --------------
               Federal Home Loan Bank
                   advances                      $   211,750,000       224,721,988      234,750,000       233,557,186
               Securities sold under
                   agreements to repurchase           97,674,000        97,674,000      117,468,500       117,468,500
                                                 ---------------    --------------   --------------    --------------

                                                 $   309,424,000       322,395,988      352,218,500       351,025,686
                                                 ===============    ==============   ==============    ==============


       (g)    Accrued Interest and Dividends Receivable and Payable

              The carrying amount of accrued interest and dividends receivable and payable approximate their fair values (see notes 8 and 12).





                                       F-33  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


       (h)    Commitments

              The fair value of commitments to extend credit to fund home equity, real estate construction, and real estate mortgage loans is immaterial because the underlying interest rates on such commitments approximate market rates.

       (i)    Limitations

              Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

              Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

(18)   Regulatory Matters

       The Company is required to maintain noninterest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2001 and 2000 to satisfy the regulatory requirement were $600,124 and $512,634, respectively.

       Under Office of Thrift Supervision regulations, the Company is required to measure its interest rate risk and maintain the interest rate risk within limits the Company establishes. Based on its asset/liability structure at September 30, 2001, the Company's earnings may be negatively impacted if interest rates fall significantly.

       Under provisions of the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") of 1989, the Company is required to meet certain core, tangible, and risk-based capital ratios. The regulations require institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3% core capital ratio, and 8% risk-based capital ratio.




                                       F-34  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


       The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

       The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary Federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within 90 days.

       To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

       As of September 30, 2001, the most recent notification from the OTS categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2001 which would affect CharterBank's well-capitalized classification.





                                       F-35  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


       The table of compliance with minimum capital requirements for CharterBank, prior to the reorganization, is presented below at September 30, 2001 and 2000 (in thousands):

                                                                                      2001
                                                         ----------------------------------------------------------------
                                                                              Core/            Tier I           Total
                                                           Tangible         leverage         risk-based      risk-based
                                                           capital           capital          capital          capital
                                                         -------------    -------------     -------------    ------------

         Total equity                                    $     253,200          253,200           253,200         253,200
         General valuation allowances                               --               --                --           4,741
         Allowable unrealized gains                                 --               --                --          51,987
         Accumulated comprehensive income                     (196,472)        (196,472)         (196,472)       (196,472)
                                                         -------------    -------------     -------------    ------------

         Regulatory capital                              $      56,728           56,728            56,728         113,456
                                                         =============    =============     =============    ============

         Total assets                                    $     921,020          921,020           921,020         921,020
                                                         =============    =============     =============    ============

         Regulatory total assets                         $     601,035          601,035
                                                         =============    =============

         Risk-weighted assets                                                                     378,934         378,934
                                                                                            =============    ============

         Capital ratio                                            9.44%            9.44             14.97           29.94
         Regulatory capital category:
             Adequately capitalized or minimum
               FIRREA requirement equal to or
               greater than                                       1.50%            3.00               N/A            8.00
             Capital exceeding requirement               $      47,712           38,697               N/A          83,141
                                                         =============    =============     =============    ============

         Adequately capitalized or minimum FDICIA
             requirement equal to or greater than                                  4.00%             4.00            8.00

         Capital exceeding requirement                                    $      32,687            41,571          83,141
                                                                          =============     =============    ============
         Well capitalized, equal to or greater than                                5.00%             6.00           10.00

         Capital exceeding requirement                                   $       26,676            33,992          75,563
                                                                         ==============     =============    ============






                                       F-36  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


                                                                                      2000
                                                         ----------------------------------------------------------------
                                                                              Core/            Tier I           Total
                                                           Tangible         leverage         risk-based      risk-based
                                                           capital           capital          capital          capital
                                                         -------------    -------------     -------------    ------------
             Total equity                                 $    204,527          204,527           204,527         204,527
             General valuation allowances                           --               --                --           4,905
             Allowable unrealized gains                             --               --                --          46,794
             Accumulated comprehensive income                 (152,828)        (152,828)         (152,828)       (152,828)
                                                          ------------    -------------     -------------    ------------

             Regulatory capital                           $     51,699           51,699            51,699         103,398
                                                          ============    =============     =============    ============

             Total assets                                 $    942,687          942,687           942,687         942,687
                                                          ============    =============     =============    ============

             Regulatory total assets                      $    690,412          690,412
                                                          ============    =============

             Risk-weighted assets                                                           $     390,982         390,982
                                                                                            =============    ============

             Capital ratio                                        7.49%            7.49             13.22           26.45
             Regulatory capital category:
               Adequately capitalized or minimum
                  FIRREA requirement equal to or
                  greater than                                    1.50%            3.00               N/A            8.00
               Capital exceeding requirement              $     41,343           30,987               N/A          72,119
                                                          ============    =============     =============    ============

             Adequately capitalized or minimum
               FDICIA   requirement equal to or
               greater than                                                        4.00%             4.00            8.00

             Capital exceeding requirement                                $      24,083            36,060          72,119
                                                                          =============     =============    ============

             Well capitalized, equal to or greater
             than                                                                  5.00%             6.00           10.00

             Capital exceeding requirement                                $      17,178            28,240          64,300
                                                                          =============     =============    ============


(19)   Lease Commitments

       The Company assumed leases of a branch facility and parking lot in connection with the Citizens National Bank acquisition. The leases are from a partnership in which a Company executive, a Board Member, and other related parties are partners. The facility lease expires July 31, 2008 and the parking lot lease expired as of January 31, 1998. The parking lot lease is presently being paid month-to-month and is in the process of being renewed. During the years ended September 2001 and 2000, lease expense relating to these leases was $86,304 and $40,000, respectively.




                                       F-37  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


       Future minimum lease payments for the branch facility lease are as follows:

        2002                                            $         48,804
        2003                                                      47,604
        2004                                                      47,604
        2005                                                      47,604
        2006                                                      47,604
        Thereafter                                                95,208
                                                        ----------------

                                                        $        334,428
                                                        ================
(20)   Formation of Insurance Subsidiary

       On November 30, 2000, the Company capitalized its wholly owned insurance subsidiary with a capital contribution of $450,000. Operations commenced in December 2000. The following represents condensed financial information of the insurance subsidiary - Charter Insurance Company.

                             Condensed Balance Sheet

                       Assets                           September 30, 2001
                                                        ------------------

       Cash                                             $          426,357
       Interest-bearing deposits in other banks                      6,943
       Other assets                                                  1,579
                                                        ------------------

                                                        $          434,879
                                                        ==================

           Liabilities and Stockholder's Equity

       Liabilities - accrued expenses                   $           19,899

       Stockholder's equity:
           Common stock                                              1,000
           Additional paid-in capital                              449,000
           Accumulated deficit                                     (35,020)
                                                        ------------------

                     Total stockholder's equity                    414,980
                                                        ------------------

                                                        $          434,879
                                                        ==================






                                       F-38  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000

                         Condensed Statement of Income

                                                                                                       Period ended
                                                                                                   September 30, 2001
                                                                                                   -------------------

       Income:
           Interest income                                                                         $            13,675
           Other income                                                                                          1,885
                                                                                                   -------------------

                     Total operating income                                                                     15,560
                                                                                                   -------------------

       Expenses:
           Professional fees                                                                                    49,056
           Other operating expense                                                                               1,524
                                                                                                   -------------------

                     Total operating expenses                                                                   50,580
                                                                                                   -------------------

                     Net loss                                                                      $           (35,020)
                                                                                                   ===================


                       Condensed Statement of Cash Flows

                                                                                                      Period ended
                                                                                                   September 30, 2001
                                                                                                   -------------------

       Cash flows from operating activities:

           Net loss                                                                                $           (35,020)
           Adjustments to reconcile net loss to net cash used in operating activities:
             Increase in other assets                                                                           (1,579)
             Increase in other liabilities                                                                      19,899
                                                                                                   -------------------

                     Net cash used in activities                                                               (16,700)

       Cash flows from financing activities -  capital contribution                                            450,000
                                                                                                   -------------------

                     Net increase in cash                                                                      433,300

       Cash and cash equivalents at beginning of period                                                             --
                                                                                                   -------------------

                     Cash and cash equivalents at end of period                                    $           433,300
                                                                                                   ===================




                                       F-39  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


(21)   Subsequent Event

       On October 16, 2001, CharterBank completed a reorganization into a two-level holding company structure with a sale of 20% of the stock of the mid-tier holding company--Charter Financial Corporation. CharterBank converted its charter into a mutual holding company charter and changed its name to First Charter, MHC which then contributed all its assets except $100,000 cash and 400,000 shares of Freddie Mac common stock to a newly formed mid-tier holding company, Charter Financial Corporation, in exchange for 80% of the stock in Charter Financial Corporation. Charter Financial Corporation sold 20% of its stock in a minority stock offering for net proceeds of $37,219,398 ($19,978,915 of which had been received by September 30, 2001 and included in offering proceeds in escrow), including proceeds for 317,158 shares purchased by Charter Financial Corporation for its Employee Stock Ownership Plan (ESOP). Charter Financial Corporation then contributed 2,555,000 shares of Freddie Mac common stock, 50% of the net proceeds of the offering and the banking assets and liabilities to its newly formed, wholly owned thrift subsidiary, CharterBank. Charter Financial Corporation also contributed 400,000 shares of Freddie Mac common stock to its wholly owned insurance subsidiary, Charter Insurance Company. Charter Financial Corporation retained the stock of Charter Insurance Company, 1,700,000 shares of Freddie Mac common stock, and 50% of the net proceeds of the stock offering. Management believes that CharterBank has continued its classification as "well capitalized" under the regulatory framework for prompt corrective action, following this reorganization.



       The consolidated financial statements of Charter Financial Corporation and subsidiaries reflect the assets and liabilities transferred to the Company in the reorganization. Specifically, historical financial information is that of the predecessor entity, CharterBank and subsidiary, adjusted to retroactively reflect the transfer of the 400,000 shares of Freddie Mac common stock and the $100,000 in cash to First Charter, MHC. Operating data has also been retroactively adjusted for such effects; furthermore, for the years ended September 30, 2001, 2000, and 1999, the Company has reflected the retention of the net capital resulting from the dividend income on such 400,000 shares of Freddie Mac common stock, net of income taxes, as contributed capital in its equity.




                                       F-40  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


       The following table represents the pro forma adjustments to reflect the reorganization of Charter Financial Corporation and subsidiaries:

                                                                                                         Pro forma balance
                                                               Balance at             Pro forma                after
                                                           September 30, 2001        adjustments          reorganization
                                                           -------------------    -------------------   --------------------
       Assets:
           Cash and cash equivalents                       $        16,128,724             14,068,903             30,197,627
           Freddie Mac common stock and other equity
             securities                                            302,623,174                     --            302,623,174
           Mortgage-backed securities and
             collateralized mortgage obligations
             available for sale                                    326,613,736                     --            326,613,736
           Loans receivable, net                                   224,590,822                     --            224,590,822
           Other assets                                             24,963,469                     --             24,963,469
                                                           -------------------    -------------------   --------------------

                     Total assets                          $       894,919,925             14,068,903            908,988,828
                                                           ===================    ===================   ====================

       Liabilities:
           Deposits                                        $       200,354,967                     --            200,354,967
           Borrowings                                              309,424,000                     --            309,424,000
           Deferred income taxes                                   112,378,627                     --            112,378,627
           Offering proceeds in escrow                              19,978,915            (19,978,915)                    --
           Other liabilities                                        15,867,591                     --             15,867,591
                                                           -------------------    -------------------   --------------------

                     Total liabilities                             658,004,100            (19,978,915)           638,025,185
                                                           -------------------    -------------------   --------------------

       Equity:
           Common stock                                                     --                198,224                198,224
           Additional paid-in capital                                       --             37,021,174             37,021,174
           Unearned compensation - ESOP                                     --             (3,171,580)            (3,171,580)
           Retained earnings                                        56,058,287                     --             56,058,287
           Accumulated other comprehensive income                  180,857,538                     --            180,857,538
                                                           -------------------    -------------------   --------------------

                     Total equity                                  236,915,825             34,047,818            270,963,643
                                                           -------------------    -------------------   --------------------

                     Total liabilities and equity          $       894,919,925             14,068,903            908,988,828
                                                           ===================    ===================   ====================





                                       F-41  (Continued)

                         CHARTER FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


       The following represents the pro forma balance sheet of First Charter, MHC to reflect the reorganization:

                                                         Pro forma balance
                                                               after
                                                           reorganization
                                                         -------------------

      Assets:
          Cash and cash equivalents                      $           100,000
          Freddie Mac common stock                                26,000,000
          Investment in Charter Financial Corporation            270,963,643
                                                         -------------------

                    Total assets                         $       297,063,643
                                                         ===================

      Liabilities - deferred income taxes                $         9,816,141

      Minority interest                                           54,192,729

      Equity:
          Retained earnings                                       56,727,870
          Contributed capital                                     16,026,597
          Accumulated other comprehensive income                 160,300,306
                                                         -------------------

                    Total equity                                 233,054,773
                                                         -------------------

                    Total liabilities and equity         $       297,063,643
                                                         ===================