Form 10-Q
period 2001-12-31
CHARTER FINANCIAL CORP/GA
filed 2002-02-13
CIK 1136796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

          (Mark One)

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

           [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-33071

                          Charter Financial Corporation
             (Exact name of registrant as specified in its charter)

               United States                           58-2659667
      (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)

                   600 Third Avenue, West Point, Georgia 31833
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (706) 645-1391
               (Registrant's telephone number including area code)
                                       NA
              (Former name, former address and former fiscal year,
                          if changed from last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

         Yes   X    No ___
             -----

     As of February 8, 2002, the registrant had 19,822,405 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant's mutual holding company and 3,964,481 shares were held by the public and directors, officers and employees of the registrant.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements of Charter Financial Corporation.

           Consolidated Statements of Financial Condition (Unaudited)
           December 31, 2001 and September 30, 2001 .....................................     Page 1

           Consolidated Statements of Income (Unaudited) - Three months
           ended December 31, 2001 and 2000 .............................................     Page 2

           Consolidated Statements of Cash Flows (Unaudited) - Three months
           ended December 31, 2001 and 2000 .............................................     Page 3

           Notes to Unaudited Consolidated Financial Statements .........................     Page 5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................................     Page 7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...................     Page 21


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ............................................................     Page 22

Item 2.    Changes in Securities and Use of Proceeds ....................................     Page 22

Item 3.    Defaults Upon Senior Securities ..............................................     Page 22

Item 4.    Submission of Matters to a Vote of Security Holders ..........................     Page 22

Item 5.    Other Information ............................................................     Page 22

Item 6.    Exhibits and Reports on Form 8-K .............................................     Page 22

           Signatures

                           FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

     Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed.

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                    December 31, 2001 and September 30, 2001

                                                                                           December 31,           September 30,
                                      Assets                                                  2001                     2001
                                                                                      ----------------------  ---------------------
                                                                                                       (unaudited)
Cash and amounts due from depository institutions                                   $         6,835,843             10,761,296
Interest-bearing deposits in other financial institutions                                     2,139,672              5,367,428
                                                                                      ----------------------  ---------------------
                   Cash and cash equivalents                                                  8,975,515             16,128,724
                                                                                      ----------------------  ---------------------
Loans held for sale, market value of $155,000 and $1,300,000
    at December 31, 2001 and September 30, 2001,  respectively                                  154,000              1,299,913
Freddie Mac common stock and other equity securities                                        304,492,637            302,623,174
Mortgage-backed securities and collateralized mortgage
    obligations available for sale                                                          365,183,444            326,613,736
Other investment securities available for sale                                               14,587,310                     --
Federal Home Loan Bank stock                                                                 13,450,000             11,587,500

Loans receivable                                                                            230,272,112            229,946,625
    Less:
       Unamortized loan origination fees, net                                                  (116,638)               (66,025)
       Allowance for loan losses                                                             (5,301,261)            (5,289,778)
                                                                                      ----------------------  ---------------------
                   Loans receivable, net                                                    224,854,213            224,590,822
                                                                                      ----------------------  ---------------------
Real estate owned                                                                               380,380                434,142
Accrued interest and dividends receivable                                                     3,949,302              3,175,819
Premises and equipment, net                                                                   5,346,637              4,825,304
Other assets                                                                                  4,061,451              3,640,791
                                                                                      ----------------------  ---------------------
                   Total assets                                                     $       945,434,889            894,919,925
                                                                                      ======================  =====================
                      Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                                                        $       196,215,360            200,354,967
    Borrowings                                                                              350,146,000            309,424,000
    Advance payments by borrowers for taxes and insurance                                       957,572              1,794,285
    Deferred income taxes                                                                   112,705,772            112,378,627
    Offering proceeds in escrow                                                                      --             19,978,915
    Other liabilities                                                                        12,558,867             14,073,306
                                                                                      ----------------------  ---------------------
                   Total liabilities                                                        672,583,571            658,004,100
                                                                                      ----------------------  ---------------------
Stockholders' Equity:
    Common stock - $0.01 par value; 19,822,405 shares
       issued and outstanding at December 31, 2001                                              198,224                     --
    Additional paid-in capital                                                               37,278,304                     --
    Unearned compensation                                                                    (2,793,449)                    --
    Retained earnings                                                                        56,790,321             56,058,287
    Accumulated other comprehensive income - net unrealized
       holding gains on securities available for sale                                       181,377,918            180,857,538
                                                                                      ----------------------  ---------------------
                   Total stockholders' equity                                               272,851,318            236,915,825
                                                                                      ----------------------  ---------------------
                   Total liabilities and stockholders' equity                       $       945,434,889            894,919,925
                                                                                      ======================  =====================

   See accompanying notes to the unaudited consolidated financial statements.

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

              For the Three Months ended December 31, 2001 and 2000

                                                                                2001             2000
                                                                            -----------      ------------
                                                                                     (unaudited)
Interest and dividend income:
    Debt securities                                                         $    78,734           245,209
    Equity securities                                                         1,121,910         1,036,828
    Mortgage-backed securities and collateralized
       mortgage obligations                                                   3,753,244         6,463,564
    Loans receivable                                                          4,555,375         5,691,744
    Interest-bearing deposits in other financial institutions                    33,871            46,642
                                                                            -----------      ------------
                   Total interest and dividend income                         9,543,134        13,483,987
                                                                            -----------      ------------
Interest expense:
    Deposits                                                                  2,037,102         3,434,573
    Borrowings                                                                3,681,996         6,106,328
                                                                            -----------      ------------
                   Total interest expense                                     5,719,098         9,540,901
                                                                            -----------      ------------
                   Net interest income                                        3,824,036         3,943,086

Provision for loan losses                                                       150,000           150,000
                                                                            -----------      ------------
                   Net interest income after provision for loan losses        3,674,036         3,793,086
                                                                            -----------      ------------
Noninterest income:
    Loan servicing fees                                                          80,815           101,111
    Service charges on deposit accounts                                         178,692           186,333
    Gain on sale of loans and servicing released loan fees                      529,080           211,001
    Gain (loss) on sale of mortgage-backed securities, collateralized
       mortgage obligations, and other investments                              444,441            (8,270)
    Equity in loss of limited partnership                                       (94,657)               --
    Other                                                                        92,933            11,519
                                                                            -----------      ------------
                   Total noninterest income                                   1,231,304           501,694
                                                                            -----------      ------------
Noninterest expenses:
    Salaries and employee benefits                                            2,230,192         1,574,390
    Occupancy                                                                   482,253           406,076
    Furniture and equipment                                                     111,508            98,542
    Net cost of operations of real estate owned                                  25,648            (6,330)
    Federal insurance premiums and other regulatory fees                         53,438            55,462
    Marketing                                                                   227,791            86,808
    Charitable contributions                                                      2,394             8,390
    Legal and professional                                                      307,171           183,418
    Other                                                                       524,242           387,997
                                                                            -----------      ------------
                   Total noninterest expenses                                 3,964,637         2,794,753
                                                                            -----------      ------------
                   Income before income taxes                                   940,703         1,500,027

Income tax expense                                                              208,668           360,913
                                                                            -----------      ------------
                   Net income                                               $   732,035         1,139,114
                                                                            ===========      ============

   See accompanying notes to the unaudited consolidated financial statements.

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

              For the Three Months ended December 31, 2001 and 2000

                                                                                      2001                   2000
                                                                                  --------------         ------------
                                                                                              (unaudited)
Cash flows from operating activities:
    Net income                                                                    $     732,035           1,139,114
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
          Provision for loan losses                                                     150,000             150,000
          Depreciation and amortization                                                 114,040             119,604
          Market value component of ESOP expense                                        257,128
          Deferred income tax (benefit) expense                                              --           2,021,652
          Accretion of discounts, net                                                (1,290,516)             (2,961)
          Gain on sale of loans                                                        (529,080)           (211,001)
          (Gain) loss on sales of mortgage-backed securities, collateralized
            mortgage obligations, and other investments                                (444,441)              8,270
          Proceeds from sale of loans                                                28,170,357          10,808,662
          Originations and purchases of loans held for sale                         (26,495,364)        (10,880,000)
          Loss (gain) on sales of real estate owned                                      20,224             (16,683)
          Changes in assets and liabilities:
          Increase in accrued interest and dividends receivable                        (773,483)           (267,929)
          Increase in other assets                                                     (420,660)           (329,046)
          Decrease in other liabilities                                              (1,514,439)         (1,995,801)
                                                                                  --------------       ------------
               Net cash (used in) provided by operating activities                   (2,024,199)            543,881
                                                                                  --------------       ------------
Cash flows from investing activities:
    Purchases of equity securities and other investment
       securities available for sale                                                (16,682,462)           (112,500)
    Purchases of mortgage-backed securities and collateralized
       mortgage obligations available for sale                                     (121,438,436)         (4,005,930)
    Proceeds from sale of mortgage-backed securities and
       collateralized mortgage obligations available for sale                        50,969,031          17,741,567
    Proceeds from maturity and repayment of mortgage-backed
       securities and collateralized mortgage obligations available for sale         32,845,368           5,572,765
    Net increase in loans receivable, exclusive of loan sales                          (534,629)           (779,867)
    Proceeds from sale of real estate owned                                             154,776             154,245
    Purchases of premises and equipment, net of dispositions                           (635,373)           (233,868)
                                                                                  --------------       ------------
               Net cash (used in) provided by investing activities                  (55,321,725)         18,336,412
                                                                                  --------------       ------------
Cash flows from financing activities:
    Offering proceeds held in escrow                                                (19,978,915)                 --
    Proceeds from stock offering                                                     34,047,819                  --
    Cash payment received from ESOP Plan                                                378,131                  --
    Net decrease in deposits                                                         (4,139,607)        (63,100,365)
    Net increase in borrowings                                                       40,722,000          46,244,136
    Net decrease in advance payments by borrowers
       for taxes and insurance                                                         (836,713)           (987,132)
                                                                                  --------------       ------------
               Net cash provided by (used in) financing activities                   50,192,715         (17,843,361)
                                                                                  --------------       ------------
               Net (decrease) increase in cash and cash
                   equivalents                                                       (7,153,209)          1,036,932

Cash and cash equivalents at beginning of period                                     16,128,724           8,192,442
                                                                                  --------------       ------------
Cash and cash equivalents at end of period                                        $   8,975,515           9,229,374
                                                                                  ==============       ============
Supplemental disclosures of cash flow information:
    Interest paid                                                                 $   5,518,085           9,997,079
                                                                                  ==============       ============
    Income taxes paid                                                             $   3,907,260                  --
                                                                                  ==============       ============

                 CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

              For the Three Months ended December 31, 2001 and 2000

                                                                                      2001                   2000
                                                                                  --------------         ------------
                                                                                              (unaudited)
    Financing activities:
       Real estate acquired through foreclosure of the
          loans receivable                                                        $     121,238              54,132
                                                                                  ==============       ============


 See accompanying notes to the unaudited consolidated financial statements.

                 Charter Financial Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     Charter Financial Corporation ("Charter Financial") is a federal corporation organized on October 16, 2001 by CharterBank ("Bank") in connection with the reorganization of the Bank from a federal mutual savings and loan association into a two-tiered mutual holding company structure, as described more fully in Note 2.

     The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly owned subsidiaries, CharterBank and Charter Insurance Company as of December 31, 2001 and September 30, 2001, and for the three month periods ended December 31, 2001 and 2000. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended December 31, 2001 and 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial's annual report on Form 10-K for the year ended September 30, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     The consolidated financial statements of Charter Financial and subsidiaries prior to October 16, 2001 reflect the assets and liabilities transferred to Charter Financial in the reorganization. Specifically, historical financial information is of the predecessor entity, CharterBank and subsidiary, adjusted to retroactively reflect the transfer of the 400,000 shares of Freddie Mac common stock and the $100,000 in cash to First Charter, MHC. Operating data prior to October 16, 2001 has also been retroactively adjusted for such effects.

     Charter Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2) Plan of Reorganization

     On October 16, 2001, CharterBank converted from a federally-chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly-owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) was established and such ESOP acquired 317,158 shares of Charter Financial in the offering, using the proceeds of a loan from Charter Financial. Such ESOP obligation is recorded as unearned compensation reducing shareholders' equity of Charter Financial. The net proceeds of the offering, adjusted for the ESOP, amounted to approximately $34 million.

     As part of our reorganization, CharterBank organized First Charter, MHC as a federally-chartered mutual holding company which is registered as a savings and loan holding company with the Office of Thrift Supervision ("OTS"). First Charter, MHC's principal assets are the shares of common stock of Charter Financial it received in the reorganization, the $100,000 it received as its initial capitalization, and 400,000 shares of Freddie Mac common stock, which was transferred from CharterBank as part of the reorganization.

(3) Earnings per Share

     Earnings per share are calculated according to the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("Statement 128"). ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three months ended December 31, 2001:


                                                                           Three Months Ended
                                                                              December 31,
                                                                             ------------
                                                                                 2001
                                                                             ------------
    Basic:
    Net income ............................................................  $     732,035
    Weighted average common shares outstanding ............................     19,505,738
    Basic earnings per share ..............................................  $        0.04

    Diluted:
    Net income ............................................................  $     732,035
    Weighted average number of common and common equivalent shares
    outstanding ...........................................................     19,505,738
    Diluted earnings per share ............................................  $        0.04


(4) Comprehensive Income

     The primary component of other comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended December 31, 2001 was $1.3 million compared to $49.3 million for the three months ended December 31, 2000.

                                     Item 2
                                     ------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General
-------

     General. Charter Financial Corporation ("Charter Financial," "us," or "we") is a federally-chartered corporation organized in 2001, as more fully described in Note 2 to the unaudited consolidated financial statements, and is registered as a savings and loan holding company with the Office of Thrift Supervision ("OTS"). Charter Financial serves as the holding company for CharterBank ("Bank"). First Charter, MHC owns 80% of the outstanding shares of Charter Financial's common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "CHFN." Unless the context otherwise requires, all references herein to the Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

     Charter Financial's principal business is its ownership of CharterBank. Charter Financial also owns 1,700,000 shares of Freddie Mac common stock and Charter Insurance Company, a Hawaiian corporation which generates fee income by reinsuring a portion of CharterBank's loan originations which carry private mortgage insurance. Charter Insurance Company owns 400,000 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial Corporation owns 4,655,000 shares of Freddie Mac common stock.

     CharterBank currently operates five full-service branch offices and two loan production offices in west-central Georgia and east-central Alabama. CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create a long-term, profitable relationship. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit.

     Charter Financial's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial mortgage loans, consumer loans, mortgage related securities, and investment securities. Interest-bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) of Atlanta. Our balance sheet at December 31, 2001 also contains non-interest bearing liabilities of approximately $136.0 million of which $112.7 million represents deferred taxes, principally relating to the unrealized gain on our Freddie Mac common stock. Our results of operations are also impacted by our provision for loan losses, noninterest income and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains on sale of loans and service fees and charges.

     Average Balance Sheet and Analysis of Net Interest Income. The following tables depict the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 59% at December 31, 2001. However, the dividend yield on the market value of the Freddie Mac common stock is only 1.2%. The appreciation in the market value of the Freddie Mac common stock has created our strong accumulated comprehensive income.

     Our net interest margin weakened slightly for the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000. During the second quarter of fiscal 2001, we locked in $102.0 million in fixed rate FHLB borrowings with maturities of ten years and an average rate of 5.71%, of which $72.0 million can be called by the FHLB after seven years. Our cost of borrowings decreased by 198 basis points from the quarter ended December 31, 2000 compared to the quarter ended December 31, 2001. This decrease was moderated by the additional fixed rate borrowings. We also reduced our fixed rate mortgage securities by $143.1 million from $220.4 million at December 31, 2000 to $77.2 million at December 31, 2001, which resulted in a decrease in the yield on mortgage securities 290 basis points. The combined effect of the additional fixed rate borrowings and reductions of fixed rate mortgage securities changed our interest risk profile from liability sensitive to asset sensitive. The yield on loans receivable decreased 81 basis points from 8.98% for the quarter ended December 31, 2000 to 8.17% for the quarter ended December 31, 2001. This decrease reflects the shift in the allocation of the loan portfolio as 1-4 family mortgage loans decreased and commercial real estate loans increased from 2000. The cost of deposits decreased 148 basis points from 5.80% for the quarter ended December 31, 2000 compared to 4.32% for the quarter ended December 31, 2001. The decrease in the cost of deposits during a time period of falling interest rates was moderated by our deposit pricing strategy implemented during 2001 that pays higher rates to customers maintaining larger balances. The combination of these rate changes reduced the overall net interest margin by 2 basis points from 1.72% for the quarter ended December 31, 2000 compared to 1.70% for the quarter ended December 31, 2001.

     The table below shows the actual balance of interest-earning assets and interest-bearing liabilities with their yield or interest cost as of December 31, 2001.

                                                      At December 31, 2001
                                                     ---------------------------
                                                    Actual Balance  Yield/Cost
                                                    --------------  ------------
                                                       (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions ......................      $  2,140         1.53%
   FHLB common stock .............................        13,450         6.25
   Mortgage-backed securities and collateralized
     mortgage obligations available for sale .....       365,183         3.73
   Other investments securities available for sale        14,587         4.43
   Loans receivable ..............................       224,854         8.01
                                                        --------
     Total interest-earning assets excluding
       Freddie Mac common stock ..................       620,214         5.35
   Freddie Mac common stock and other equity
       securities available for sale .............       304,493         1.22
                                                        --------
   Total interest-earning assets including
     Freddie Mac common stock ....................       924,707         3.99
   Total non-interest earning assets .............        20,728            -
                                                        --------
     Total assets ................................      $945,434
                                                        ========


Liabilities and Equity:
Interest-bearing liabilities:
   NOW accounts ..................................      $ 15,516          .98%
   Savings accounts ..............................         8,148         1.00
   Money market deposit accounts .................        17,352         1.65
   Certificates of deposit accounts ..............       145,800         4.48
                                                        --------
     Total interest-bearing deposits .............       186,816         3.77
   Borrowed funds ................................       350,146         4.19
                                                        --------
     Total interest-bearing liabilities ..........       536,962         4.05

   Noninterest-bearing deposits ..................         9,399            -
   Other noninterest-bearing liabilities .........       126,223            -
                                                        --------
     Total noninterest-bearing liabilities .......       135,622            -

     Total liabilities ...........................       672,584
     Total stockholders' equity ..................       272,851
                                                        --------
     Total liabilities and stockholders' equity ..      $945,435
                                                        ========


In the table below, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans.

                                                                               For the Three Months Ended December 31,
                                                                -------------------------------------------------------------------
                                                                             2001                               2000
                                                                -------------------------------------------------------------------
                                                                                       Average                             Average
                                                                                      ---------                           ---------
                                                                 Average                Yield/      Average                 Yield/
                                                                ---------             ---------                           ---------
                                                                 Balance    Interest     Cost       Balance    Interest      Cost
                                                                ---------   --------  ---------    ---------   --------   ---------
Assets:
Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions .................................   $   5,213   $     34       2.61%   $   4,094   $     47        4.59%
   FHLB common stock and other equity .......................      12,087        191       6.32       12,625        245        7.76
   Mortgage-backed securities and collateralized
      mortgage obligations available for sale ...............     347,357      3,753       4.32      358,311      6,464        7.22
   Other investment securities available for sale ...........       7,884         79       4.01       14,122        245        6.94
   Loans receivable .........................................     222,948      4,555       8.17      253,511      5,692        8.98
                                                                -------------------------------------------------------------------
   Total interest-earning assets excluding
     Freddie Mac common stock ...............................     595,489      8,612       5.78      642,663     12,693        7.90
   Freddie Mac common stock .................................     303,506        931       1.23      272,760        791        1.16
                                                                -------------------------------------------------------------------
   Total interest-earning assets including
     Freddie Mac common stock ...............................     898,995      9,543       4.25      915,423     13,484        5.89
     Total non-interest earning assets ......................      30,366                             17,063
                                                                ---------                -------------------              ---------
     Total assets ...........................................   $ 929,361   $  9,543       4.11%   $ 932,486   $ 13,484        5.78%
                                                                =========   ========     ======    =========   ========   =========

Liabilities and Equity:
Interest-bearing liabilities:
   NOW accounts .............................................   $  14,653   $     38       1.04%   $  14,537   $     71        1.95%
   Savings accounts .........................................       8,488         26       1.23        8,161         40        1.96
   Money market deposit accounts ............................      18,105         84       1.86       11,355        156        5.50
   Certificates of deposit accounts .........................     147,558      1,889       5.12      202,885      3,168        6.25
                                                                -------------------------------------------------------------------
     Total interest-bearing deposits ........................     188,804      2,037       4.32      236,938      3,435        5.80
   Borrowed funds ...........................................     316,731      3,682       4.65      368,224      6,106        6.63
                                                                -------------------------------------------------------------------
     Total interest-bearing liabilities .....................     505,535      5,719       4.53      605,162      9,541        6.31

   Noninterest-bearing deposits .............................       9,404                              8,390
   Other noninterest-bearing liabilities ....................     149,145                            112,445
                                                                ---------
     Total noninterest-bearing liabilities ..................     158,549                            120,835
                                                                ---------                          ---------
     Total liabilities ......................................     664,084      5,719       3.44      725,997      9,541        5.26
     Total equity ...........................................     265,277                            206,489
                                                                ---------                          ---------
     Total liabilities and equity ...........................   $ 929,361   $  5,719               $ 932,486   $  9,541
                                                                =========   ========               =========   ========
   Net interest income, including Freddie Mac
     common stock ...........................................               $  3,824                           $  3,943
   Net interest rate spread, including Freddie Mac
     common stock(1) ........................................                             -0.28                               -0.42
   Net interest margin, including Freddie Mac
     common stock(2) ........................................                              1.70                                1.72
   Ratio of interest-earning assets to average
     interest-bearing liabilities, including
      Freddie Mac common stock ..............................                            177.83                              151.27
   Net interest income excluding
     Freddie Mac common stock dividends .....................                  2,893                              3,152
   Net interest rate spread excluding
     Freddie Mac common stock(3) ............................                              1.25                                1.59
   Net interest rate margin excluding
     Freddie Mac common stock (4) ...........................                              1.94                                1.96
   Ratio of average interest-earning assets to average
     interest-bearing liabilities, excluding
     Freddie Mac common stock ...............................                            117.80%                             106.20%

------------------
(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

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

    Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

     (1) interest income or expense changes attributable to changes in volume (changes in volume multiplied by prior rate);

     (2) interest income or expense changes attributable to changes in rate (changes in rate multiplied by prior volume); and

     (3)  the net change.

                                                                          Three Months Ended December 31, 2001
                                                                             Compared to Three Months Ended
                                                                                   December 31, 2000
                                                                                  Increase/(Decrease)
                                                                   ---------------------------------------------------
                                                                            Due to
                                                                   -------------------------  ------------------------
                                                                      Volume        Rate        Combined        Net
                                                                   ------------  -----------  ------------  ----------
                                                                                          (In thousands)
Interest-earning assets:
   Interest-bearing deposits in other
     financial institutions ..........................              $        13          (20)           (6)        (13)
   FHLB common stock and other
     equity securities ...............................                      (10)         (45)            1         (54)
   Mortgage-backed securities and
     collateralized mortgage
     obligations available for sale ..................                     (198)      (2,598)           85      (2,711)
   Other investment securities
     available for sale ..............................                     (108)        (103)           45        (166)
   Loans receivable ..................................                     (686)        (513)           62      (1,137)
                                                                    -----------    ---------    ----------    --------
   Total interest-earning assets,excluding
     Freddie Mac stock ...............................                     (989)      (3,279)          187      (4,081)
   Freddie Mac common stock ..........................                       89           48             3         140
                                                                    -----------    ---------    ----------    --------
     Total interest-earning assets ...................              $      (900)      (3,231)          190      (3,941)
                                                                    ===========    =========    ==========    ========

Interest-bearing liabilities:

   NOW accounts ......................................              $         1          (33)           (1)        (33)
   Savings accounts ..................................                        2          (15)           (1)        (14)
   Money market deposit accounts .....................                       93         (103)          (62)        (72)
   Certificates of deposit ...........................                     (864)        (573)          158      (1,279)
                                                                    -----------    ---------    ----------    --------
     Total interest-bearing deposits .................                     (768)        (724)           94      (1,398)
   Borrowed funds ....................................                     (853)      (1,823)          252      (2,424)
                                                                    -----------    ---------    ----------    --------
   Total interest-bearing liabilities ................                   (1,621)      (2,547)          346      (3,822)
                                                                    -----------    ---------    ----------    --------

Change in net interest income ........................              $       721         (684)         (156)       (119)
                                                                    ===========    =========    ==========    ========


Declining interest rates in the quarter ended December 31, 2001 adversely affected net interest income as CharterBank was in a net asset sensitive position in its asset/liability management.

Comparison of Financial Condition at December 31, 2001 and September 30, 2001

     Our total assets increased $50.5 million, or 5.64%, to $945.4 million at December 31, 2001 from $894.9 million at September 30, 2001. The increase was primarily due to growth in the investment securities and the mortgage backed securities and collateralized mortgage obligations. An increase in the market value of our Freddie Mac stock from $302.6 million at September 30, 2001 to $304.4 million at December 31, 2001 also contributed to the growth.

     Total loans remained level at $230.3 million at December 31, 2001 compared to $229.9 million at September 30, 2001. The 1-4 family residential real estate portfolio decreased by $6.5 million, or 5.03%, from $129.2 million at September 30, 2001 to $122.7 million at December 31, 2001. Our present strategy is to sell conforming fixed rate loans to the secondary market. With the high level of refinancing that took place late in fiscal year 2001 and in the first quarter of fiscal 2002, we were unable to retain the refinanced loans in the loan portfolio, causing the decline in the overall 1-4 family residential real estate loan portfolio. The consumer and other loan portfolio decreased $2.0 million or 8.51% from $23.5 million at September 30, 2001 to $21.5 million at December 31, 2001. The decrease in the consumer portfolio was primarily due to runoff of the loans acquired in the acquisition of Citizen's National Bank in 1999. Nonresidential real estate increased by $6.3 million.

     Mortgage-backed securities and collateralized mortgage obligations increased from $326.6 million at September 30, 2001 to $365.2 million at December 31, 2001 for an increase of $38.5 million or 11.78%. The market value of Freddie Mac stock increased $1.8 million, or .59%, from $302.6 million to $304.4 million as the price per share of Freddie Mac common stock increased from $65.00 at September 30, 2001 to $65.40 at December 31, 2001.

     Total deposits declined from $200.4 million at September 30, 2001 to $196.2 million at December 31, 2001 mainly due to $4.9 million in brokered deposits that matured during the quarter ended December 31, 2001 and were not renewed. This decrease was partially offset by an increase of approximately $814,000 in retail deposits. In light of the difficulty raising new retail deposits and the magnitude of CharterBank's funding needs, management will continue to rely on borrowings, especially FHLB advances and repurchase agreements. The terms of new advances will be determined at the time based on the Company's interest risk profile and repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. With overall asset growth increasing, borrowings increased 13.15% from $309.4 million at September 30, 2001 to $350.1 million at December 31, 2001.

     Our total stockholders' equity increased $35.9 million, or 15.15%, to $272.9 million at December 31, 2001. The increase in equity is primarily due to the Charter Financial initial stock offering which was completed in October 2001. Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale. The balance of accumulated other comprehensive income at December 31, 2001 was $181.4 million, a $500,000 increase from the balance at September 30, 2001 of $180.9 million. The increase in accumulated other comprehensive income is mainly attributable to the increase in the market value of our Freddie Mac stock investment.

           Comparison of Operating Results for the Three Months Ended
                           December 31, 2001 and 2000

General

     Net income was $732,035 for the three months ended December 31, 2001 which was $407,079 lower than the $1.1 million for the three months ended December 31, 2000. This decrease primarily stemmed from increased noninterest expenses associated with an ESOP contribution and the opening of the new branch in Auburn, Alabama. Total comprehensive income was $1.2 million for the three months ended December 31, 2001 compared to $49.3 million for the three months ended December 31, 2000. The decrease was primarily due to the change in market value of Freddie Mac common stock during the comparable quarters (see tables below).

Interest Income

     Interest income decreased by $4.0 million to $9.5 million for the three months ended December 31, 2001 from $13.5 million for the three months ended December 31, 2000. The major component of the decrease was a decrease in interest income on mortgage securities resulting from a decrease in the average balance of mortgage securities and the declining interest rate environment in 2001. Interest income on loans also decreased by $1.1 million due to a combination of a decrease in average balances of loans and lower interest rates during the quarter ended December 31, 2001.

Interest Expense

     Interest expense decreased from $9.5 million for the three months ended December 31, 2000 to $5.7 million for the three months ended December 31, 2001, for a decrease of $3.8 million. Interest expense on deposits decreased by $1.3 million and interest expense on borrowings decreased by $2.5 million. The decrease in interest expense on borrowings is primarily due to lower interest rates while the decrease in interest expense on deposits is due to lower rates, as well as, lower levels of brokered deposits.

Net Interest Income

     Net interest income decreased by $119,050 from $3.9 million for the three months ended December 31, 2000 to $3.8 million for the three months ended December 31, 2001. The decrease of $4.0 million in interest income was primarily offset by the decrease of $3.8 million in interest expense reflecting asset yields declining faster than the cost of interest-bearing liabilities.

Provision for Loan Losses

     The provision for loan losses of $150,000 remained unchanged for the quarter ended December 31, 2001. Historically, CharterBank has experienced increased mortgage loan delinquencies in the fourth calendar quarter which again occurred in 2001. The majority of the Bank's net charge-offs of $139,000 continue to be loans acquired in the Citizens acquisition.

Noninterest Income

     Noninterest income increased $729,610 from $501,694 for the three months ended December 31, 2000 compared to $1.2 million for the three months ended December 31, 2001. During the three months ended December 31, 2001, gain on sale of loans increased to $529,080 compared to $211,001 for the three months ended December 31, 2000. This increase was caused by a higher volume of loans originated and sold as well as a higher profit margin on these sales which was a result of the declining interest rate environment during 2001. Gain on sale of securities increased to $444,441 compared to a loss of $8,270 for the three months ended December 31, 2000 as CharterBank continued to decrease its investment in fixed-rate mortgage securities.

Noninterest Expense

     Noninterest expense increased to $4.0 million for the three months ended December 31, 2001 from $2.8 million for the three months ended December 31, 2000 for an increase of $1.2 million. Noninterest expense for the three months ended December 31, 2001 reflected an increase in salary and employee benefits of $655,802. The major reason for the salary and benefits increase is $682,129 in ESOP expense, which was partially offset by decreases in other long-term incentive compensation programs. The ESOP borrowed from Charter Financial to purchase its stock at the initial public offering price of $10 per share. This loan is recorded on the Company's books as a reduction of capital and is disclosed as unearned compensation in stockholders' equity. When the Company receives a principal payment it reduces the unearned compensation and thus increases capital. ESOP expense is recorded at the average fair market value of the common shares that are released to the ESOP trust for allocation to employees. Because such average fair market value of Charter Financial common shares for the quarter ended December 31, 2001 exceeded the aforementioned $10.00 cost per common share ESOP expense included $257,129 as a market value adjustment which results in a corresponding increase to additional paid-capital. ESOP expense is not expected to continue at this level. Charter Financial expects that its future quarterly ESOP expense will range from $100,000 to $300,000. Although fluctuations in the market value of Charter Financial common shares and cash dividends, if any, may cause such expense to vary from this range. The opening of our new Auburn, Alabama branch contributed to the increase in salaries and benefits as well as an increase in marketing of $140,983. Other expense includes $100,000 to implement a document imaging system.

Income Taxes

     Income taxes decreased to $208,668 for the three months ended December 31, 2001 from $360,913 for the three months ended December 31, 2000 for a decrease of $152,245. The effective tax rate decreased slightly from 24.06% for the three months ended December 31, 2000 to 22.18% for the three months ended December 31, 2001. The corporate dividends received deduction, which applies to dividends on Freddie Mac stock, is the primary reason that the effective rate is less than the statutory rate.

Comprehensive Income

     Other comprehensive income was $520,380 for the three months ended December 31, 2001, compared to $48.1 million for the three months ended December 31, 2000. This decrease is primarily the result of the lower level of increase in the price of Freddie Mac common stock over the comparable periods. During the three months ended December 31, 2001, the price of Freddie Mac common stock increased from $65.00 per share at September 30, 2001 to $65.40 per share at December 31, 2001 or $0.40 per share. During the three months ended December 31, 2000, the price of Freddie Mac common stock increased from $54.0625 per share to $68.875 per share or $14.8125 per share.

                                           -------------------------------------------------------------
                                                          Market Price   Total Market   Unrealized Gain,
                                              Shares        Per Share       Value          Net of Tax
                                           ------------   ------------   ------------   ----------------
September 30, 2001                            4,655,000   $     65.000   $302,575,000   $    181,902,699
December 31, 2001                             4,655,000         65.400    304,437,000        183,045,967
                                                          ------------                  ----------------
Change in Freddie Mac stock .............                 $      0.400                         1,143,268
 Other comprehensive loss related
     to mortgage securities and other
     investments ........................                                                       (622,888)
                                                                                        ----------------
Total other comprehensive income                                                        $        520,380
                                                                                        ================

                                           -------------------------------------------------------------
                                                          Market Price   Total Market   Unrealized Gain,
                                              Shares        Per Share       Value          Net of Tax
                                           ------------   ------------   ------------   ----------------
September 30, 2000                            4,655,000   $    54.0625   $251,660,938   $    150,641,466
December 31, 2000                             4,655,000        68.8750    320,613,125        192,978,108
                                                          ------------                  ----------------
Change in Freddie Mac stock .............                 $    14.8125                        42,336,644
Other comprehensive income related
     to mortgage securities and other
     investments ........................                                                      5,847,451
                                                                                        ----------------
Total other comprehensive income                                                        $     48,184,095
                                                                                        ================

Other comprehensive income related to mortgage securities and other investments was a loss of $622,888 for the quarter ended December 31, 2001 compared to income of $5,847,451 for the quarter ended December 31, 2000. While interest rates moved in the same direction and approximately the same magnitude as in the comparable period in 2000, we had income in the December 2000 quarter due to a much larger portfolio of fixed rate mortgage securities.

Asset Quality

As indicated in the table below, nonperforming loans increased from $2.3 million at September 30, 2001 to $3.4 million at December 31, 2001. Nonperforming loans as a percent of total loans increased from 1.01% at September 30, 2001 to 1.49% at December 31, 2001. The allowance for loan losses as a ratio of non-performing loans was 2.28x at September 30, 2001 and was 1.55x at December 31, 2001. CharterBank has traditionally seen an increase in delinquencies in December which moderates during the first calendar quarter. A weaker economy in 2002 may thwart this historical trend.

     We acquired $24.7 million loans in the Citizens acquisition late in fiscal 1999. Approximately $7.7 million of these loans remain on the books at December 31, 2001. Since the acquisition of Citizens, approximately $2.4 million or 75% of our gross charge-offs have been loans acquired in this acquisition. At the time of the acquisition $3.8 million was added to the loan loss reserve for these loans.

     Underperforming loans are balloon loans that are 90 or more days past contractual maturity on which we are still receiving monthly payments and accruing interest. Non-performing loans are nonaccrual and restructured loans. The following table shows underperforming and non-performing assets.

                                                               December 31, 2001   September 30, 2001
                                                               -----------------   ------------------
                                                                         (In Thousands)
Underperforming loans .......................................    $       651         $       218
                                                                 ===========         ===========
Total non-performing loans ..................................          3,420               2,312
Foreclosed real estate, net .................................            380                 434
                                                                 -----------         -----------
Total non-performing assets .................................    $     3,800         $     2,746
                                                                 ===========         ===========
Non-performing loans as a percent of total loans ............           1.49%               1.01%
Non-performing assets as a percent of total assets ..........           0.40%               0.31%
Allowance for loan losses as a percent of total loans .......           2.30%               2.30%
Allowance for loan losses as a ratio of
   non-performing loans .....................................           1.55x               2.28x

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management's analysis of potential risk in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $150,000 was charged to expense for the quarters ending December 31, 2001 and December 31, 2000. At December 31, 2001 and September 30, 2001 the allowance for loan losses to total loans was 2.30%. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio.

     Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. CharterBank establishes specific reserves in addition to general reserve when inherent losses are identifiable at the loan level. In addition to these allocated reserves CharterBank had unallocated reserves of $342,000 and $789,000 at December 31, 2001 and September 30, 2001, respectively. The basis for the unallocated reserves is due to the increase in the number of large balance loans in the portfolio, primarily commercial real estate loans, the recent growth in commercial and commercial real estate loans for which CharterBank has limited loss history, local economic concerns and overall weakening of the economic environment in the nation and the states of Georgia and Alabama. Management believes that the allowance is adequate to cover losses in the portfolio.

Commitments

     The Company had commitments to fund loans at December 31, 2001 of approximately $13.4 million of which the largest component was unused consumer credit lines of approximately $6.5 million with other significant components being unused commercial credit lines of approximately $2.6 million and unfunded construction loans of approximately $2.4 million. Conforming 1-4 family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

Liquidity and Capital Resources

     The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of consolidated assets. At December 31, 2001, our maximum borrowing capacity from the FHLB was approximately $291.3 million. At December 31, 2001 we had outstanding borrowings of $269.0 million with unused borrowing capacity of $22.3 million. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets as well as funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has increasingly relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to fund securities and loan growth in the past two fiscal years. This reflects a growth in our loan portfolio that has outpaced growth in retail deposits. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

     At December 31, 2001, repurchase agreements totaled $81.1 million, a $16.6 million decrease from the amount outstanding at September 30, 2001 of $97.7 million. Wholesale deposits were $31.4 million at December 31, 2001 compared to $36.4 million at September 30, 2001.

     Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     Our primary investing activities are the origination of 1-4 family real estate, commercial real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the quarter ended December 31, 2001, we originated approximately $54.8 million in total loans. Residential mortgage loans accounted for 59.8% of the originations and commercial real estate accounted for 21% of the originations. This reflects management's strategy of increasing the portfolio balance of commercial real estate loans, especially considering that most of the residential mortgage loans were sold in the secondary market. Purchases of investment securities totaled $136.4 million for the quarter ended December 31, 2001. At December 31, 2001 and September 30, 2001, CharterBank had loan commitments to borrowers of approximately $4.2 million and $1.0 million, respectively, and available home equity and unadvanced lines of credit of approximately $9.2 million and $10.3 million, respectively.

     Deposit flows are affected by the level of our interest rates and, by the interest rates and products offered by competitors, as well as other factors. Total deposits were $196.2 million at December 31, 2001 as compared to $200.3 million at September 30, 2001. The decrease reflects the maturing of approximately $4.9 million in brokered deposits during the period, which were replaced with borrowings. Time deposit accounts scheduled to mature within one year were $118.9 million and $119.4 million at December 31, 2001 and September 30, 2001, respectively. While CharterBank has experienced deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit.

     CharterBank has traditionally been a well-capitalized savings bank, due to, among other factors, the unrealized gains on Freddie Mac stock. At December 31, 2001, we exceeded each of the applicable regulatory capital requirements. CharterBank's tier 1 capital was $72.1 million at December 31, 2001. Tier 1 capital represented 16.5% of risk-weighted assets. Tier 1 capital represented 11.2% of total regulatory assets at December 31, 2001, which exceeds the well-capitalized requirements of 5.0%. At December 31, 2001, we had a risk-based total capital of $144.0 million and a risk-based capital ratio of 32.9%, which significantly exceeds the applicable well-capitalized requirements of 10%.

     On October 16, 2001 the Company completed its reorganization into a two tier mutual holding company with a sale of 20% of the Company's stock. The net proceeds of this offering increased capital by approximately $34.7 million of which $18.9 million was contributed to CharterBank.

     In November 2001, we opened our new Auburn, Alabama branch. We had previously capitalized $1.6 million in expenses for its construction and $500,000 for the land. We are actively evaluating additional branch locations. Establishing other branches and ATMs will involve additional capital expenditures, which have not yet been determined. Other larger expenditures may include the purchase of land or buildings for future branch sites within our target market area. Except for the above, we do not anticipate any other material capital expenditures during fiscal year 2002. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The effective date of SFAS No. 133 was delayed until fiscal years beginning after June 15, 2000 with the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No.
133. SFAS No. 138 amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. CharterBank's embedded derivatives, have been determined to be clearly and closely related to its investment and debt instruments. SFAS No. 133 and its related amendments did not have a material impact on CharterBank's financial statement presentations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective October 1, 2001. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on October 1, 2002.

     In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

Impact of Inflation and Changing Prices

     The unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

                                     Item 3.
           Quantitative and Qualitative Disclosures about Market Risk.

     As of December 31, 2001, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2001. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended September 30, 2001 included in Charter Financial's 2001 annual report on Form 10-K.

                                     Part II

                                OTHER INFORMATION

Item 1.       Legal Proceedings

              None.


Item 2.       Changes in Securities and Use of Proceeds

              (d)      Use of Proceeds

              Charter Financial's Registration Statement on Form S-1 (File No. 333-57684) (the "Registration Statement") was declared effective by the United States Securities and Exchange Commission (the "SEC") on August 10, 2001. 3,964,481 shares of common stock, par value of $.01 per share (the "Common Stock"), registered in the Registration Statement and offered in Charter Financial's Subscription Offering (the "Offering") were sold at a price of $10.00 per share. Charter Financial also issued 15,857,924 shares or 80% of the outstanding shares of its common stock, to First Charter, MHC, a federal mutual holding company. The Offering closed on October 16, 2001 and raised gross proceeds of $39,644,810 for Charter Financial. Sandler O'Neill & Partners, L.P., served as Sales Agent for the Offering.

              No Offering expenses were paid, either directly or indirectly, to directors or officers of Charter Financial or their associates, to persons owning ten percent or more of Charter Financial's Common Stock or to any other affiliates of Charter Financial Corporation.

              The net proceeds of the Offering for Charter Financial, after deducting the expenses of the Offering (including sales agency commissions and expenses) were approximately $37,200,000. Of such proceeds, $18,600,000 were distributed to CharterBank, Charter Financial's wholly owned subsidiary, which will use the proceeds for the following:

              o        to fund new loans;
              o        to establish or acquire new branches;
              o to diversify products offered by Charter Financial or CharterBank;
              o to increase delivery systems, including the expanded use of ATMs and the introduction of internet banking;
              o        to repay debt;
              o        to invest in securities; and
              o        for general corporate purposes.

              Charter Financial Corporation intends to use the proceeds it has retained from the Offering for the following purposes:

              o to finance possible acquisitions of financial institutions or other financially-related businesses;
              o        to pay dividends to stockholders;
              o        to invest in securities;
              o for a loan issued to the Employee Stock Ownership Plan of Charter Financial Corporation to fund its purchase of shares of the Common Stock of Charter Financial Corporation; and
              o        for general corporate purposes.

              The use of proceeds does not represent a material change from the use of proceeds described in Charter Financial's prospectus.

Item 3.       Defaults upon Senior Securities

              None.


Item 4.       Submission of Matters to a Vote of Security Holders

              None.


Item 5.       Other Information

              None.


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits. - Not applicable
              (b) Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Charter Financial Corporation
                                  (Registrant)

Date:  February 13, 2002          By: /s/ Robert L. Johnson
                                      ------------------------------------------
                                      Robert L. Johnson
                                      President and Chief Executive Officer




Date:  February 13, 2002          By: /s/ Curtis R. Kollar
                                      ------------------------------------------
                                      Curtis R. Kollar
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (principal financial officer)