Form 10-Q
period 2002-03-31
CHARTER FINANCIAL CORP/GA
filed 2002-05-14
CIK 1136796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33071

Charter Financial Corporation
(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	58-2659667 (IRS Employer Identification No.)

600 Third Avenue, West Point, Georgia 31833
(Address of principal executive offices) (Zip Code)

(706) 645-1391
(Registrant’s telephone number including area code)

NA
(Former name, former address and former fiscal year, if changed from last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

As of May 3, 2002, the registrant had 19,822,405 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,964,481 shares were held by the public and directors, officers and employees of the registrant.

PART I—FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

•	changes in accounting principles, policies, or guidelines;

•	changes in legislation or regulation; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed.

ii

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition
March 31, 2002 and September 30, 2001
(unaudited)

	March 31, 2002	September 30, 2001
Assets
Cash and amounts due from depository institutions	$12,744,275	10,761,296
Interest-bearing deposits in other financial institutions	703,212	5,367,428

Cash and cash equivalents	13,447,487	16,128,724

Loans held for sale, market value of $155,000 and $1,300,000 at March 31, 2002 and September 30, 2001, respectively	154,867	1,299,913
Freddie Mac common stock and other equity securities	295,041,476	302,623,174
Mortgage-backed securities and collateralized mortgage obligations available for sale	382,353,609	326,613,736
Other investment securities available for sale	15,203,064	—
Federal Home Loan Bank stock	14,115,000	11,587,500
Loans receivable	216,615,407	229,946,625
Less:
Unamortized loan origination fees, net	(145,407)	(66,025)
Allowance for loan losses	(5,213,195)	(5,289,778)

Loans receivable, net	211,256,805	224,590,822

Real estate owned	1,054,285	434,142
Accrued interest and dividends receivable	3,780,455	3,175,819
Premises and equipment, net	5,525,056	4,825,304
Other assets	2,501,452	3,640,791

Total assets	$944,433,556	894,919,925

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$203,946,579	200,354,967
Borrowings	354,846,000	309,424,000
Advance payments by borrowers for taxes and insurance	1,149,009	1,794,285
Deferred income taxes	108,126,730	112,378,627
Offering proceeds in escrow	—	19,978,915
Other liabilities	9,998,711	14,073,306

Total liabilities	678,067,029	658,004,100

Stockholders’ Equity:
Common stock—$0.01 par value; 19,822,405 shares issued and outstanding at March 31, 2002	198,224	—
Additional paid-in capital	37,278,304	—
Unearned compensation	(2,793,449)	—
Retained earnings	57,589,292	56,058,287
Accumulated other comprehensive income—net unrealized holding gains on securities available for sale	174,094,156	180,857,538

Total stockholders’ equity	266,366,527	236,915,825

Total liabilities and stockholders’ equity	$944,433,556	894,919,925

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
For the Three and Six Months ended March 31, 2002 and 2001
(unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Six Months Ended March 31, 2002	Six Months Ended March 31, 2001
Interest and dividend income:
Debt securities	$170,336	235,749	249,070	480,958
Equity securities	1,246,164	1,158,787	2,368,074	2,195,615
Mortgage-backed securities and collateralized mortgage obligations	3,155,429	5,397,916	6,908,673	11,861,480
Loans receivable	4,271,831	5,556,580	8,827,207	11,248,324
Interest-bearing deposits in other financial institutions	16,863	186,307	50,071	232,949

Total interest and dividend income	8,860,623	12,535,339	18,403,095	26,019,326

Interest expense:
Deposits	1,734,699	2,729,684	3,771,138	6,164,257
Borrowings	3,596,669	5,614,158	7,278,664	11,720,486

Total interest expense	5,331,368	8,343,842	11,049,802	17,884,743

Net interest income	3,529,255	4,191,497	7,353,293	8,134,583
Provision for loan losses	25,000	150,000	175,000	300,000

Net interest income after provision for loan losses	3,504,255	4,041,497	7,178,293	7,834,583

Noninterest income:
Loan servicing fees	89,414	116,183	170,229	217,294
Service charges on deposit accounts	169,746	168,342	348,438	354,675
Gain on sale of loans and servicing released loan fees	437,567	325,032	966,647	536,033
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	15,278	227,383	459,718	219,113
Equity in earnings (loss) of limited partnership	268,112	(71,615)	173,455	(71,615)
Other	58,925	27,970	151,858	39,489

Total noninterest income	1,039,042	793,295	2,270,345	1,294,989

Noninterest expenses:
Salaries and employee benefits	1,844,289	1,635,305	4,074,481	3,209,695
Occupancy	504,594	434,026	986,847	840,102
Furniture and equipment	121,061	96,616	232,570	195,158
Marketing	234,100	103,108	461,892	189,916
Legal and professional	285,928	156,783	593,099	340,201
Other	574,532	553,760	1,180,253	999,279

Total noninterest expenses	3,564,504	2,979,598	7,529,142	5,774,351

Income before income taxes	978,793	1,855,194	1,919,496	3,355,221
Income tax expense	179,823	476,893	388,491	837,806

Net income	$798,970	1,378,301	1,531,005	2,517,415

Earnings per share—basic and diluted	$0.04		$0.08
Weighted average common shares outstanding	19,542,998		19,525,714

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three and Six Months ended March 31, 2002 and 2001
(unaudited)

	Six Months Ended March 31, 2002	Six Months Ended March 31, 2001
Cash flows from operating activities:
Net income	$1,531,005	2,517,415
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	175,000	300,000
Depreciation and amortization	231,459	246,543
Market value component of ESOP expense	257,128	—
Deferred income tax benefit	—	(4,917,278)
Equity in (earnings) loss of limited partnerships	(173,455)	71,615
Accretion of discounts, net	(955,278)	(2,355,141)
Gain on sale of loans	(966,647)	(536,033)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(459,718)	(219,113)
Proceeds from sale of loans	47,934,194	22,060,966
Originations and purchases of loans held for sale	(45,822,501)	(21,102,407)
Loss (gain) on sales of real estate owned	28,018	(11,759)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(604,636)	495,249
Decrease (increase) in other assets	1,312,794	(200,560)
(Decrease) increase in other liabilities	(4,074,595)	15,724,110

Net cash (used in) provided by operating activities	(1,587,232)	12,073,607

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	(26,692,462)	(112,500)
Purchases of mortgage-backed securities and collateralized
mortgage obligations available for sale	(194,671,581)	(46,378,745)
Proceeds from sale of mortgage-backed securities and
collateralized mortgage obligations available for sale	51,940,692	114,532,730
Proceeds from maturity and repayment of mortgage-backed
securities and collateralized mortgage obligations available for sale	85,234,330	13,956,020
Proceeds from sale of other investment securities available for sale	8,700,000	6,564,772
Net decrease in loans receivable, exclusive of loan sales	12,165,098	5,535,444
Proceeds from sale of real estate owned	345,758	506,386
Purchases of premises and equipment, net of dispositions	(931,211)	(356,657)

Net cash (used in) provided by investing activities	(63,909,376)	94,247,450

Cash flows from financing activities:
Offering proceeds held in escrow	(19,978,915)	—
Proceeds from stock offering	34,047,819	—
Cash payment received from ESOP Plan	378,131	—
Net increase (decrease) in deposits	3,591,612	(89,183,884)
Net increase in borrowings	45,422,000	86,250
Net decrease in advance payments by borrowers for taxes and insurance	(645,276)	(548,885)

Net cash provided by (used in) financing activities	62,815,371	(89,646,519)

Net (decrease) increase in cash and cash equivalents	(2,681,237)	16,674,538
Cash and cash equivalents at beginning of period	16,128,724	8,192,442

Cash and cash equivalents at end of period	$13,447,487	24,866,980

Supplemental disclosures of cash flow information:
Interest paid	$11,176,780	18,641,557

Income taxes paid	$4,082,260	—

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$993,919	632,413

See accompanying notes to the unaudited consolidated financial statements.

Charter Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)    Basis of Presentation

Charter Financial Corporation (“Charter Financial”) is a federal corporation organized on October 16, 2001 by CharterBank (“Bank”) in connection with the reorganization of the Bank from a federal mutual savings and loan association into a two-tiered mutual holding company structure, as described more fully in Note 2.

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company as of March 31, 2002 and September 30, 2001, and for the three and six month periods ended March 31, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and six months ended March 31, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2001.

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

(2)    Plan of Reorganization

On October 16, 2001, CharterBank converted from a federally-chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly-owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) was established and such ESOP acquired 317,158 shares of Charter Financial in the offering, using the proceeds of a loan from Charter Financial. Such ESOP obligation is recorded as unearned compensation reducing stockholders’ equity of Charter Financial. The net proceeds of the offering, adjusted for the ESOP, amounted to approximately $34 million.

As part of its reorganization, CharterBank organized First Charter, MHC as a federally-chartered mutual holding company which is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). First Charter, MHC’s principal assets are the shares of common stock of Charter Financial it received in the reorganization, the $100,000 it received as its initial capitalization, and 400,000 shares of Freddie Mac common stock, which was transferred from CharterBank as part of the reorganization.

(3)    Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share” (“Statement 128”). ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and six months ended March 31, 2002:

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
Basic:
Net income	$798,970	$1,531,005
Weighted average common shares outstanding	19,542,998	19,525,714
Basic earnings per share	$0.04	$0.08

Diluted:
Net income	$798,970	$1,531,005
Weighted average number of common and common equivalent shares outstanding	19,542,998	19,525,714
Diluted earnings per share	$0.04	$0.08

(4)    Comprehensive Income (Loss)

The primary component of other comprehensive income (loss) for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage securities available for sale. The table below summarizes total comprehensive income (loss) for the three and six months ended March 31, 2002 and 2001.

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Total comprehensive income (loss)	$(6,484,791)	(7,413,555)	(5,232,377)	41,909,654

Change in net unrealized holding gains (losses) on securities, net of income taxes	(7,283,761)	(8,791,856)	(6,763,382)	39,392,239

Net income	$798,970	1,378,301	1,531,005	2,517,415

Item 2
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

General

General.    Charter Financial Corporation (“Charter Financial,” “us,” or “we”) is a federally-chartered corporation organized in 2001, as more fully described in Note 2 to the unaudited consolidated financial statements, and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Charter Financial serves as the holding company for CharterBank (“Bank”). First Charter, MHC owns 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,700,000 shares of Freddie Mac common stock and Charter Insurance Company, a Hawaiian corporation which generates fee income by reinsuring a portion of CharterBank’s loan originations which carry private mortgage insurance. Charter Insurance Company owns 400,000 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial Corporation owns 4,655,000 shares of Freddie Mac common stock.

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

Charter Financial’s results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial mortgage loans, consumer loans, mortgage related securities, and investment securities. Interest-bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) of Atlanta. Our balance sheet at March 31, 2002 also contains noninterest-bearing liabilities of approximately $130.7 million of which $108.1 million represents deferred taxes, principally relating to the unrealized gain on our Freddie Mac common stock. Our results of operations are also impacted by our provision for loan losses, noninterest income and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income principally includes gains on sale of loans, gains on sales of investment and mortgage securities and service fees and charges.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company.

These policies are described in Note 1 to the consolidated financial statements which were presented in the Company’s 2001 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. Please see “Asset Quality” for a further discussion of the Company’s methodology in determining the allowance.

Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Comparison of Financial Condition at March 31, 2002 and September 30, 2001

Our total assets increased $49.5 million, or 5.5%, to $944.4 million at March 31, 2002 from $894.9 million at September 30, 2001. The increase was primarily due to growth in the investment securities and the mortgage-backed securities and collateralized mortgage obligations. A decrease in the market value of our Freddie Mac stock from $302.6 million at September 30, 2001 to $295.0 million at March 31, 2002 slightly offset the growth in investment securities and the mortgage-backed securities and collateralized mortgage obligations.

Total loans decreased $13.3 million, or 5.8%, to $216.6 million at March 31, 2002 compared to $229.9 million at September 30, 2001. The 1-4 family residential real estate portfolio decreased by $18.7 million, or 14.5%, from $129.2 million at September 30, 2001 to $110.5 million at March 31, 2002. Our present strategy is to sell conforming fixed rate loans in the secondary market. With the high level of refinancing that took place late in fiscal year 2001 and in the first half of fiscal 2002 we had a decline in the overall 1-4 family residential real estate loan portfolio. The consumer and other loan portfolio decreased $3.1 million or 13.1% from $23.5 million at September 30, 2001 to $20.4 million at March 31, 2002. The decrease in the consumer portfolio was primarily due to runoff of the loans acquired in the acquisition of Citizens National Bank in 1999. Nonresidential real estate loans increased by $5.1 million, commercial non-real estate loans increased $1.3 million and construction real estate loans increased $2.1 million.

Mortgage-backed securities and collateralized mortgage obligations increased from $326.6 million at September 30, 2001 to $382.4 million at March 31, 2002 for an increase of $55.8 million or 17.1%. The market value of Freddie Mac common stock and other equity securities decreased $7.6 million, or 2.5%, from $302.6 million to $295.0 million as the price per share of Freddie Mac common stock decreased from $65.00 at September 30, 2001 to $63.37 at March 31, 2002.

Total deposits increased from $200.4 million at September 30, 2001 to $203.9 million at March 31, 2002 mainly due to an increase of approximately $2.8 million in retail deposits. The increase is primarily due to the introduction of our new high performance checking accounts that were introduced in all of our retail locations during the quarter ended March 31, 2002.

Due to the magnitude of CharterBank’s funding needs, management will continue to rely on borrowings, especially FHLB advances and repurchase agreements. The terms of new advances will be determined at the time based on the Company’s interest risk profile. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. With overall asset growth, borrowings increased from $309.4 million at September 30, 2001 to $354.8 million at March 31, 2002 for an increase of $45.4 million or 14.7%.

Our total stockholders’ equity increased $29.5 million, or 12.4%, to $266.4 million at March 31, 2002. The increase in equity is primarily due to the Charter Financial initial stock offering which was completed in October 2001. Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income at March 31, 2002 was $174.1 million, a $6.8 million decrease from the balance at September 30, 2001 of $180.9 million. The decrease in accumulated other comprehensive income is mainly attributable to the decrease in the market value of our Freddie Mac common stock investment.

Comparison of Operating Results for the
Three Months Ended March 31, 2002 and 2001

General

Net income was $798,970 for the three months ended March 31, 2002, which was $579,000 lower than the $1.4 million for the three months ended March 31, 2001. This decrease primarily stemmed from decreased net interest income associated with lower interest rates and mortgage loan run-off, as well as increased noninterest expenses due to contributions to the ESOP and marketing expenses relating to the opening of the new branch in Auburn, Alabama.

Interest Income

Interest income decreased by $3.6 million to $8.9 million for the three months ended March 31, 2002 from $12.5 million for the three months ended March 31, 2001. The major component of the decrease was a decrease in interest income on mortgage securities of $2.2 million resulting from declining interest rates in 2002. Interest income on loans also decreased by $1.4 million due to a combination of a decrease in average balances of loans and lower interest rates during the three months ended March 31, 2002.

Interest Expense

Interest expense decreased from $8.3 million for the three months ended March 31, 2001 to $5.3 million for the three months ended March 31, 2002, for a decrease of $3.0 million. Interest expense on deposits decreased by $1.0 million and interest expense on borrowings decreased by $2.0 million. The decrease in interest expense on borrowings is primarily due to lower interest rates while the decrease in interest expense on deposits is due to lower rates, as well as, lower levels of wholesale deposits.

Net Interest Income

Net interest income decreased by $662,000 from $4.2 million for the three months ended March 31, 2001 to $3.5 million for the three months ended March 31, 2002. The decrease of $3.6 million in interest income was primarily offset by the decrease of $3.0 million in interest expense reflecting asset yields declining faster than the cost of interest-bearing liabilities.

The following tables depict the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of 64.84% at March 31, 2002. However, the dividend yield on the market value of the Freddie Mac common stock is only 1.35%. The appreciation in the market value of the Freddie Mac common stock has created our strong accumulated comprehensive income.

Our net interest margin weakened slightly for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. During the second quarter of fiscal 2001, we locked in $102.0 million in fixed rate FHLB borrowings with maturities of ten years and an average rate of 5.71%, of which $72.0 million can be called by the FHLB after seven years. Our cost of borrowings decreased by 190 basis points from the three months ended March 31, 2001 compared to the three months ended March 31, 2002. This decrease was moderated by the additional fixed rate borrowings. We also reduced our fixed rate mortgage securities by $71.5 million from $143.9 million at March 31, 2001 to $72.4 million at March 31, 2002, which combined with impact of declining interest rates on floating rate mortgage securities resulted in a decrease in the yield on mortgage securities of 339 basis points. The combined effect of the additional fixed rate borrowings and shifts from fixed rate mortgage securities to floating rate changed our interest risk profile from liability sensitive to slightly asset sensitive.

The yield on loans receivable decreased 92 basis points from 8.86% for the three months ended March 31, 2001 to 7.94% for the three months ended March 31, 2002. This decrease reflects the impact of lower interest rates and the shift in the mix of the loan portfolio as 1-4 family mortgage loans decreased and commercial real estate loans increased from 2001.

The cost of deposits decreased 191 basis points from 5.54% for the three months ended March 31, 2001 compared to 3.63% for the three months ended March 31, 2002. The decrease in the cost of deposits during a time period of falling interest rates was moderated by our deposit pricing strategy implemented during 2001 that pays higher rates to customers maintaining larger balances.

The combination of these rate changes reduced the overall net interest margin by 31 basis points from 1.83% for the three months ended March 31, 2001 compared to 1.52% for the three months ended March 31, 2002. The table below shows the actual balance of interest-earning assets and interest-bearing liabilities as of March 31, 2002.

	For the Quarter Ended March 31,
	2002			2001			Balance as of March 31, 2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$4,060	$17	1.67%	$14,002	$186	5.31%	703
FHLB common stock and other equity	13,929	222	6.38%	12,700	228	7.18%	14,115
Mortgage-backed securities and collateralized mortgage obligations available for sale	375,830	3,155	3.36%	319,973	5,398	6.75%	382,354
Other investments securities available for sale	15,732	171	4.35%	14,098	236	6.70%	15,203
Loans receivable	215,329	4,272	7.94%	250,708	5,556	8.86%	211,257

Total interest-earning assets excluding Freddie Mac Common Stock	624,880	7,837	5.02%	611,481	11,604	7.59%	623,632
Freddie Mac Common Stock and other equity securities available for sale	302,656	1,024	1.35%	304,118	931	1.22%	295,041

Total interest-earning assets including Freddie Mac Common Stock	927,536	8,861	3.82%	915,599	12,535	5.48%	918,673
Total noninterest-earning assets	19,047			19,749			25,761

Total assets	$946,583	$8,861	3.74%	$935,348	$12,535	5.36%	944,434

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$17,342	$42	0.97%	$16,629	$71	1.71%	19,116
Savings accounts	8,567	19	0.89%	8,033	39	1.94%	8,955
Money market deposit accounts	17,001	68	1.60%	12,658	139	4.39%	17,312
Certificate of deposit accounts	148,517	1,606	4.33%	159,741	2,481	6.21%	147,187

Total interest-bearing deposits	191,427	1,735	3.63%	197,061	2,730	5.54%	192,570
Borrowed funds	347,056	3,597	4.15%	371,408	5,614	6.05%	354,846

Total interest-bearing liabilities	538,483	5,332	3.96%	568,469	8,344	5.87%	547,416

Noninterest-bearing deposits	10,527	—	—	7,464	—	—	11,377
Other noninterest-bearing liabilities	123,025	—	—	125,995	—	—	119,274

Total noninterest bearing liabilities	133,552	—	—	133,459	—	—	130,651
Total liabilities	672,035	5,332	3.17%	701,928	8,344	4.75%	678,067
Total equity	274,548			233,420			266,367

Total liabilities and equity	$946,583	$5,332		$935,348	$8,344		944,434

Net interest income including Freddie Mac common stock		$3,529			$4,191
Net interest rate spread, including Freddie Mac common stock (1)			-0.14%			-0.39%
Net interest margin including Freddie Mac common stock (2)			1.52%			1.83%
Ratio of interest-earning assets toaverage interest-bearing liabilities, including Freddie Mac common stock			172.25%			161.06%
Net interest income, excluding Freddie Mac common stock dividends		2,505			3,260
Net interest rate spread, excluding Freddie Mac common stock (3)			1.06%			1.72%
Net interest margin, excluding Freddie Mac common stock (4)			1.60%			2.13%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			116.04%			107.57%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

Provision for Loan Losses

The provision for loan losses decreased by $125,000 from $150,000 for the three months ended March 31, 2001 to $25,000 for the three months ended March 31, 2002. The Bank had net charge-offs of $314,000 for the quarter ending March 31, 2001 compared to $113,000 for the quarter ending March 31, 2002. The majority of the net charge-offs in the past have been loans acquired in the Citizens acquisition but that portfolio has reduced to a small percentage of the overall total portfolio. The reduced provision is also attributable to the reduction in loans receivable.

Noninterest Income

Noninterest income increased $246,000 from $793,000 for the three months ended March 31, 2001 compared to $1.0 million for the three months ended March 31, 2002. For the three months ended March 31, 2002 the Bank had earnings in its equity interest of a loan servicing limited partnership of $268,000 compared to a loss of $71,000 for the three months ended March 31, 2001 due to more stability in interest rates which contributed to such earnings of the limited partnership which invests in mortgage servicing rights. During the three months ended March 31, 2002, gain on sale of loans increased to $438,000 compared to $325,000 for the three months ended March 31, 2001. This increase was caused by a higher volume of loans originated and sold as well as a higher profit margin on these sales, which was a result of the declining interest rate environment during late fiscal 2001 and in the first quarter of fiscal 2002. Gain on sale of securities decreased to $15,000 compared to $227,000 for the three months ended March 31, 2001 as CharterBank continued to decrease its investment in fixed-rate mortgage securities.

Noninterest Expense

Noninterest expense increased to $3.6 million for the three months ended March 31, 2002 from $3.0 million for the three months ended March 31, 2001 for an increase of $585,000. Noninterest expense for the three months ended March 31, 2002 reflected an increase in salary and employee benefits of $209,000. One reason for the salary and benefits increase is $285,000 in expense relating to the ESOP formed in October 2001 in conjunction with the reorganization. The ESOP Trust borrowed from Charter Financial to purchase its stock at the initial public offering price of $10 per share. This loan is recorded on the Company’s books as a reduction of capital and is disclosed as unearned compensation in stockholders’ equity. When the Company makes a cash contribution to the ESOP the cash is returned to the Company in principal and interest on the loan. When the Company receives a principal payment it reduces the unearned compensation and thus increases capital. ESOP expense is recorded at the average fair market value of the common shares that are released to the ESOP trust for allocation to employees. Charter Financial expects that its future quarterly ESOP expense will be somewhat less than the current quarter. Fluctuations in the market value of Charter Financial common shares and cash dividends, if any, may cause such expense to vary. The opening of our Auburn, Alabama branch also contributed to the increase in salaries and benefits. The introduction of high performance checking products into our markets contributed to increased marketing expense by $131,000.

Income Taxes

Income taxes decreased to $180,000 for the three months ended March 31, 2002 from $477,000 for the three months ended March 31, 2001 for a decrease of $297,000. The effective tax rate decreased from 25.71% for the three months ended March 31, 2001 to 18.37% for the three months ended March 31, 2002. The lower level of income before taxes increased the impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, thus reducing the effective tax rate.

Other Comprehensive Loss

Other comprehensive loss was $7.3 million for the three months ended March 31, 2002, compared to loss of $8.8 million for the three months ended March 31, 2001. These losses are primarily the result of the decrease in the price of Freddie Mac common stock during the periods. During the three months ended March 31, 2002, the price of Freddie Mac common stock decreased from $65.40 per share at December 31, 2001 to $63.37 per share at March 31, 2002 or $2.03 per share. During the three months ended March 31, 2001, the price of Freddie Mac common stock decreased from $68.875 per share to $64.83 per share or $4.045 per share.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
December 31, 2001	4,655,000	$65.400	$304,437,000	$183,045,967
March 31, 2002	4,655,000	63.370	294,987,350	177,243,882

Change in Freddie Mac stock		$2.030		(5,802,085)
Other comprehensive loss related to mortgage securities and other investments				(1,481,676)

Total other comprehensive loss				$(7,283,761)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
December 31, 2000	4,655,000	$68.875	$320,613,125	$192,978,108
March 31, 2001	4,655,000	64.830	301,783,650	181,416,810

Change in Freddie Mac stock		$4.045		(11,561,298)
Other comprehensive income related to mortgage securities and other investments				2,769,442

Total other comprehensive loss				$(8,791,856)

Other comprehensive loss related to mortgage securities and other investments was $1.5 million for the three months ended March 31, 2002 compared to income of $2.8 million for the three months ended March 31, 2001. While interest rates moved in the same direction and approximately the same magnitude as in the comparable period in 2001, we had income in the March 2001 quarter due to a much larger portfolio of fixed rate mortgage securities.

Comparison of Operating Results for the Six Months Ended March 31, 2002 and 2001

General

Net income was $1.5 million for the six months ended March 31, 2002, which was $1.0 million lower than the $2.5 million for the six months ended March 31, 2001. This decrease primarily stemmed from increased noninterest expenses associated with ESOP expense and the opening of the new branch in Auburn, Alabama.

Interest Income

Interest income decreased by $7.6 million to $18.4 million for the six months ended March 31, 2002 from $26.0 million for the six months ended March 31, 2001. The major component of the decrease was a decrease in interest income on mortgage securities resulting from the declining interest rate environment in fiscal 2002. Interest income on loans also decreased by $2.4 million due to a combination of a decrease in average balances of loans and lower interest rates during the six months ended March 31, 2002.

Interest Expense

Interest expense decreased from $17.9 million for the six months ended March 31, 2001 to $11.0 million for the six months ended March 31, 2002, for a decrease of $6.9 million. Interest expense on deposits decreased by $2.5 million and interest expense on borrowings decreased by $4.4 million. The decrease in interest expense on borrowings is primarily due to lower interest rates while the decrease in interest expense on deposits is due to lower rates, as well as, lower levels of wholesale deposits.

Net Interest Income

Net interest income decreased by $781,000 from $8.1 million for the six months ended March 31, 2001 to $7.4 million for the six months ended March 31, 2002. The decrease of $7.6 million in interest income was primarily offset by the decrease of $6.9 million in interest expense reflecting asset yields declining faster than the cost of interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses decreased by $125,000 from $300,000 for the six months ended March 31, 2001 to $175,000 for the six months ended March 31, 2002. The reduction in the provision was based on the contraction of the loan portfolio in fiscal 2002.

Noninterest Income

Noninterest income increased $1.0 million from $1.3 million for the six months ended March 31, 2001 compared to $2.3 million for the six months ended March 31, 2002. During the six months ended March 31, 2002, gain on sale of loans increased to $967,000 compared to $536,000 for the six months ended March 31, 2001. This increase was caused by a higher volume of loans originated and sold as well as a higher profit margin on these sales which was a result of the declining interest rate environment during 2002. Gain on sale of securities increased to $460,000 compared to a gain of $219,000 for the six months ended March 31, 2001 as CharterBank continued to decrease its investment in fixed-rate mortgage securities. Earnings in equity of loan servicing partnership increased to $173,000 for the six months ended March 31, 2002 from a loss of $72,000 for the six months ended March 31, 2001 due to more stability in interest rates which contributed to such earnings of the limited partnership which invests in mortgage servicing rights.

Noninterest Expense

Noninterest expense increased to $7.5 million for the six months ended March 31, 2002 from $5.8 million for the six months ended March 31, 2001 for an increase of $1.7 million. Noninterest expense for the six months ended March 31, 2002 reflected an increase in salary and employee benefits of $865,000. The major reason for the salary and benefits increase is $967,000 in ESOP expense, and the opening of our Auburn, Alabama branch. ESOP expense is not expected to continue at this level as the Company made a special contribution in the quarter ended December 31, 2001. Fluctuations in the market value of Charter Financial common shares and cash dividends, if any, may cause such expense to vary. The opening of our new Auburn, Alabama branch and the introduction of high performance checking products into our market contributed to an increase in marketing of $272,000. Other expense includes approximately $200,000 to implement a document imaging system.

Income Taxes

Income taxes decreased to $388,000 for the six months ended March 31, 2002 from $838,000 for the six months ended March 31, 2001 for a decrease of $450,000. The effective tax rate decreased slightly from 24.97% for the six months ended March 31, 2001 to 20.24% for the six months ended March 31, 2002. The corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, is the primary reason that the effective rate is less than the statutory rate.

Other Comprehensive Income

Other comprehensive loss was $6.8 million for the six months ended March 31, 2002, compared to other comprehensive income of $39.4 million for the six months ended March 31, 2001. This decrease is primarily the result of the lower price of Freddie Mac common stock during the six months ended March 31, 2002. During the six months ended March 31, 2002, the price of Freddie Mac common stock decreased from $65.00 per share at September 30, 2001 to $63.37 per share at March 31, 2002 or $1.63 per share. During the six months ended March 31, 2001, the price of Freddie Mac common stock increased from $54.0625 per share to $64.830 per share or $10.7675 per share.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2001	4,655,000	$65.000	$302,575,000	$181,902,699
March 31, 2002	4,655,000	63.370	294,987,350	177,243,882

Change in Freddie Mac stock		$1.630		(4,658,817)
Other comprehensive loss related to mortgage securities and other investments				(2,104,564)

Total other comprehensive loss				$(6,763,382)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2000	4,655,000	$54.0625	$251,660,938	$150,641,465
March 31, 2001	4,655,000	64.830	301,783,650	181,416,810

Change in Freddie Mac stock		$10.7675		30,775,345
Other comprehensive income related to mortgage securities and other investments				8,616,894

Total other comprehensive income				$39,392,239

Other comprehensive loss related to mortgage securities and other investments was $2.1 million for the six months ended March 31, 2002 compared to income of $8.6 million for the six months ended March 31, 2001. While interest rates moved in the same direction and approximately the same magnitude as in the comparable period in 2001, we had income in the March 2001 quarter due to a much larger portfolio of fixed rate mortgage securities.

Asset Quality

As indicated in the table below, nonperforming loans increased from $2.3 million at September 30, 2001 to $2.9 million at March 31, 2002. Nonperforming loans as a percent of total loans increased from 1.01% at September 30, 2001 to 1.34% at March 31, 2002. The allowance for loan losses as a ratio of non-performing loans was 2.28x at September 30, 2001 and was 1.80x at March 31, 2002. Net charge-offs for the six month period ended March 31, 2001 was $1.3 million compared to $252,000 for the six month period ended March 31, 2002. The net charge-offs along with the shrinkage in our loan portfolio is reflected in these ratios.

Underperforming loans are balloon loans that are 90 or more days past contractual maturity on which we are still receiving monthly payments and accruing interest. Non-performing loans are nonaccrual loans. The following table shows underperforming and non-performing assets.

	March 31, 2002	September 30, 2001
	(In Thousands)
Underperforming loans	$489	$218

Total non-performing loans	2,900	2,312
Foreclosed real estate, net	1,054	434

Total non-performing assets	$3,954	$2,746

Non-performing loans as a percent of total loans	1.34%	1.01%
Non-performing assets as a percent of total assets	0.42%	0.31%
Allowance for loan losses as a percent of total loans	2.41%	2.30%
Allowance for loan losses as a ratio of non-performing loans	1.80x	2.28x

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due and other loans that Management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The largest components of the loan portfolio are 1-4 family residential loans and commercial real estate loans. The risk of this type of lending is a downturn in economic environment resulting in reduced capacity to repay and/or depreciated property values. The Company has mitigated the risk to these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of potential risk in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $175,000 and $300,000 was charged to expense for the six months ending March 31, 2002 and March 31, 2001, respectively. At March 31, 2002 and September 30, 2001 the allowance for loan losses to total loans was 2.41% and 2.30%, respectively. Management considers the current allowance for loan losses adequate based on its analysis of the potential risk in the portfolio.

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. CharterBank establishes specific reserves in addition to general reserves when inherent losses are identifiable at the loan level. In addition to these allocated reserves CharterBank had unallocated reserves of $385,000 and $789,000 at March 31, 2002 and September 30, 2001, respectively.

Commitments

The Company had commitments to fund loans at March 31, 2002 of approximately $19.8 million of which the largest component was unused consumer credit lines of approximately $6.9 million, with other significant components being unused commercial credit lines of approximately $3.2 million and unfunded construction loans of approximately $5.7 million. The Company originated $56.9 million in Conforming 1-4 family loans during the six month period ended March 31, 2002. Conforming 1-4 family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

The Bank is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $19.8 million at March 31, 2002. These commitments are primarily at variable interest rates.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date for the next five years.

Commitments and Contractual Obligations	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate mortgage loans	$3,907,000	—	—	—	—
Available home equity and unadvanced lines of credit	10,163,852	—	—	—	—
Letters of credit	80,000	—	—	—	—
Lease agreements	76,300	60,300	60,300	60,300	60,300
Deposits	117,594,128	15,458,702	7,868,745	2,563,428	3,701,838
Securities sold under agreements to repurchase	87,546,000	—	—	—	—
FHLB advances	55,550,000	56,000,000	28,750,000	—	—
Other borrowings	—	—	—	—	—

Total commitments and contractual obligations	$274,917,280	71,519,002	36,679,045	2,623,728	3,762,138

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of consolidated assets. At March 31, 2002, our maximum borrowing capacity from the FHLB was approximately $291 million. At March 31, 2002 we had outstanding borrowings of $267.3 million with unused borrowing capacity of $23.6 million. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets as well as funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has increasingly relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to fund securities and loan growth in the past two fiscal years. This reflects a growth in our loan portfolio that has outpaced growth in retail deposits. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At March 31, 2002, repurchase agreements totaled $87.5 million, a $10.2 million decrease from the amount outstanding at September 30, 2001 of $97.7 million. Wholesale deposits were $37.2 million at March 31, 2002 compared to $36.4 million at September 30, 2001.

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

Our primary investing activities are the origination of 1-4 family real estate, commercial real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the six months ended March 31, 2002, we originated approximately $90.5 million in total loans. Residential mortgage loans accounted for 63.1% of the originations and commercial real estate accounted for 18.2% of the originations. This reflects management’s strategy of increasing the portfolio balance of commercial real estate loans, especially considering that most of the residential mortgage loans were sold in the secondary market. Purchases of investment securities totaled $9.3 million for the six months ended March 31, 2002. At March 31, 2002 and September 30, 2001, CharterBank had loan commitments to borrowers of approximately $3.9 million and $1.0 million, respectively, and available home equity and unadvanced lines of credit of approximately $10.2 million and $10.3 million, respectively.

Deposit flows are affected by the level of our interest rates and, by the interest rates and products offered by competitors, as well as other factors. Total deposits were $203.9 million at March 31, 2002 as compared to $200.4 million at September 30, 2001. Time deposit accounts scheduled to mature within one year were $117.6 million and $119.4 million at March 31, 2002 and September 30, 2001, respectively.

CharterBank has traditionally been a well-capitalized savings bank, due to, among other factors, the unrealized gains on Freddie Mac common stock. At March 31, 2002, we exceeded each of the applicable regulatory capital requirements. CharterBank’s tier 1 capital was $72.6 million at March 31, 2002. Tier 1 capital represented 17.18% of risk-weighted assets. Tier 1 capital represented 11.04% of total regulatory assets at March 31, 2002, which exceeds the well-capitalized requirements of 5.0%. At March 31, 2002, we had a risk-based total capital of $144.8 million and a risk-based capital ratio of 34.27%, which significantly exceeds the applicable well-capitalized requirements of 10%.

On October 16, 2001 the Company completed its reorganization into a two tier mutual holding company with a sale of 20% of the Company’s stock. The net proceeds of this offering increased capital by approximately $34.7 million of which $18.6 million was contributed to CharterBank.

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

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 on October 1, 2001. As the Company does not have any recorded goodwill or intangible assets, the adoption of SFAS Nos. 141 and 142 did not have an impact on the consolidated financial statements.

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

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will adopt the provisions SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the consolidated financial statements.

Impact of Inflation and Changing Prices

The unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2002, there were no substantial changes from the interest rate sensitivity analysis or changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of September 30, 2001. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2001 included in Charter Financial’s 2001 annual report on Form 10-K.

Part II
OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.—Not applicable

(b)  Reports on Form 8-K
Charter Financial filed a Form 8-K with the SEC on February 21, 2002, reporting in Item 5 - Other Events - reporting that it had made an offer to acquire FLAG Financial Corporation on February 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION (Registrant)

Date: May 14, 2002	By:	/s/ Robert L. Johnson
Robert L. Johnson President and Chief Executive Officer

Date: May 14, 2002	By:	/s/ Curtis R. Kollar
Curtis R. Kollar Vice President, Chief Financial Officer and Treasurer (principal financial officer)