Form 10-Q
period 2002-06-30
CHARTER FINANCIAL CORP/GA
filed 2002-08-13
CIK 1136796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

N/A
(Former name, former address and former fiscal year, if changed from last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes   X      No

As of August 6, 2002, the registrant had 19,822,405 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,964,481 shares were held by the public and directors, officers and employees of the registrant.

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30, 2002 and September 30, 2001

(unaudited)

	June 30, 2002	September 30, 2001
Assets
Cash and amounts due from depository institutions	$10,099,980	10,761,296
Interest-bearing deposits in other financial institutions	2,118,861	5,367,428

Cash and cash equivalents	12,218,841	16,128,724

Loans held for sale, market value of $280,000 and $1,300,000 at June 30, 2002 and September 30, 2001, respectively	277,979	1,299,913
Freddie Mac common stock and other equity securities	284,930,339	302,623,174
Mortgage-backed securities and collateralized mortgage obligations available for sale	460,559,202	326,613,736
Other investment securities available for sale	17,036,605	—
Federal Home Loan Bank stock	14,115,000	11,587,500
Loans receivable	219,433,400	229,946,625
Less:
Unamortized loan origination fees, net	(197,348)	(66,025)
Allowance for loan losses	(5,154,070)	(5,289,778)

Loans receivable, net	214,081,982	224,590,822

Real estate owned	1,458,609	434,142
Accrued interest and dividends receivable	3,165,323	3,175,819
Premises and equipment, net	6,278,226	4,825,304
Other assets	2,442,859	3,640,791

Total assets	$1,016,564,965	894,919,925

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$214,366,555	200,354,967
Borrowings	423,046,000	309,424,000
Advance payments by borrowers for taxes and insurance	1,322,278	1,794,285
Deferred income taxes	105,666,748	112,378,627
Offering proceeds in escrow	—	19,978,915
Other liabilities	9,883,332	14,073,306

Total liabilities	754,284,913	658,004,100

Stockholders’Equity:
Common stock—$0.01 par value; 19,822,405 shares issued and outstanding at June 30, 2002	198,224	—
Additional paid-in capital	37,278,304	—
Unearned compensation	(2,793,449)	—
Retained earnings	57,415,844	56,058,287
Accumulated other comprehensive income—net unrealized holding gains on securities available for sale	170,181,129	180,857,538

Total stockholders’ equity	262,280,052	236,915,825

Total liabilities and stockholders’ equity	$1,016,564,965	894,919,925

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Nine Months ended June 30, 2002 and 2001
(unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001
Interest and dividend income:
Debt securities	$195,660	114,436	444,730	595,394
Equity securities	1,192,881	1,148,628	3,560,955	3,344,242
Mortgage-backed securities and collateralized mortgage obligations	3,919,153	4,689,104	10,827,826	16,550,584
Loans receivable	4,067,605	5,393,113	12,894,811	16,641,437
Interest-bearing deposits in other financial institutions	12,924	66,084	62,994	299,034

Total interest and dividend income	9,388,223	11,411,365	27,791,316	37,430,691

Interest expense:
Deposits	1,584,657	2,382,041	5,355,795	8,546,299
Borrowings	3,774,422	4,822,928	11,053,087	16,543,413

Total interest expense	5,359,079	7,204,969	16,408,882	25,089,712

Net interest income	4,029,144	4,206,396	11,382,434	12,340,979
Provision for loan losses	75,000	150,000	250,000	450,000

Net interest income after provision for loan losses	3,954,144	4,056,396	11,132,434	11,890,979

Noninterest income:
Loan servicing fees	71,704	108,309	241,933	325,603
Service charges on deposit accounts	241,494	170,522	589,931	525,197
Gain on sale of loans and servicing released loan fees	354,201	508,546	1,320,847	1,044,579
(Loss) gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(1,481,204)	27,311	(1,021,485)	246,424
Equity in earnings (loss) of limited partnership	54,225	(415,250)	227,680	(486,865)
Other	52,982	35,023	204,840	74,512

Total noninterest income (loss)	(706,598)	434,461	1,563,746	1,729,450

Noninterest expenses:
Salaries and employee benefits	1,471,344	1,416,752	5,545,825	4,626,447
Occupancy	524,564	343,686	1,511,411	1,183,788
Furniture and equipment	108,399	101,269	340,969	296,428
Marketing	177,443	101,151	639,335	291,067
Legal and professional	267,663	124,999	860,762	465,199
Other	618,242	493,133	1,798,495	1,492,412

Total noninterest expenses	3,167,655	2,580,990	10,696,797	8,355,341

Income before income taxes	79,891	1,909,867	1,999,383	5,265,088
Income tax expense (benefit)	(113,510)	478,184	274,981	1,315,990

Net income	$193,401	1,431,683	1,724,402	3,949,098

Earnings per share—basic and diluted	$0.01		$0.09

Weighted average common shares outstanding	19,542,998		19,531,834

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended June 30, 2002 and 2001
(unaudited)

	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001
Cash flows from operating activities:
Net income	$1,724,402	3,949,098
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	250,000	450,000
Depreciation and amortization	349,442	335,748
ESOP expense	821,863	—
Equity in (earnings) loss of limited partnerships	(227,680)	486,865
Accretion of discounts, net	515,685	150,455
Gain on sale of loans	(1,320,847)	(1,044,579)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	1,021,485	(246,424)
Proceeds from sale of loans	71,217,781	22,060,966
Originations and purchases of loans held for sale	(68,875,000)	(21,102,407)
Writedown of real estate owned	31,640	—
Loss (gain) on sales of real estate owned	37,906	(28,471)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	10,496	1,061,871
Decrease (increase) in other assets	1,425,612	(200,560)
(Decrease) increase in other liabilities	(4,376,573)	308,884

Net cash provided by operating activities	2,606,212	6,181,446

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	(43,174,323)	(112,500)
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(310,097,484)	(121,721,112)
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	57,037,189	158,690,210
Proceeds from investment securities available for sale	—	1,000,000
Proceeds from maturity and repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	121,792,424	27,909,780
Proceeds from sale of other investment securities available for sale	19,700,000	6,607,000
Net decrease in loans receivable, exclusive of loan sales	8,727,757	5,535,444
Proceeds from sale of real estate owned	437,070	661,199
Purchases of premises and equipment, net of dispositions	(1,802,364)	(734,517)

Net cash (used in) provided by investing activities	(147,379,731)	77,835,504

Cash flows from financing activities:
Offering proceeds held in escrow	(19,978,915)	—
Proceeds from stock offering	34,047,819	—
Cash dividend paid	(366,849)	—
Net increase (decrease) in deposits	14,011,588	(83,976,453)
Net decrease in borrowings	113,622,000	(3,355,000)
Net decrease in advance payments by borrowers for taxes and insurance	(472,007)	(324,107)

Net cash provided by (used in) financing activities	140,863,636	(87,655,560)

Net decrease in cash and cash equivalents	(3,909,883)	(3,638,610)
Cash and cash equivalents at beginning of period	16,128,724	8,192,442

Cash and cash equivalents at end of period	$12,218,841	4,553,832

Supplemental disclosures of cash flow information:
Interest paid	$14,409,852	22,041,526

Income taxes paid	$5,043,781	3,043,383

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$1,531,083	824,695

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

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company as of June 30, 2002 and September 30, 2001, and for the three and nine month periods ended June 30, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and nine months ended June 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2001.

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

The consolidated financial statements of Charter Financial and subsidiaries prior to October 16, 2001 reflect the assets and liabilities transferred to Charter Financial in the reorganization. Specifically, historical financial information is of the predecessor entity, CharterBank and subsidiary, adjusted to retroactively reflect the transfer of 400,000 shares of Freddie Mac common stock and $100,000 in cash to First Charter, MHC (see note 2). Operating data prior to October 16, 2001 has also been retroactively adjusted for such effects.

Charter Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)    Plan of Reorganization

On October 16, 2001, CharterBank converted from a federally-chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly-owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) was established and such ESOP acquired 317,158 shares of Charter Financial in the offering, using the proceeds of a loan from Charter Financial. Such ESOP obligation is recorded as unearned compensation reducing stockholders’ equity of Charter Financial. The net proceeds of the offering, adjusted for the ESOP, amounted to approximately $34.0 million.

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

(3)    Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and nine months ended June 30, 2002:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2002	2002
Basic:
Net income	$193,401	$1,724,402
Weighted average common shares outstanding	19,542,998	19,531,834
Basic earnings per share	$0.01	$0.09
Diluted:
Net income	$193,401	$1,724,402
Weighted average number of common and common equivalent shares outstanding	19,542,998	19,531,834
Diluted earnings per share	$0.01	$0.09

(4)    Comprehensive Income (Loss)

The primary component of other comprehensive income (loss) for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage backed securities available for sale. The table below summarizes total comprehensive income (loss) for the three and nine months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Total comprehensive income (loss)	$(3,719,626)	9,433,618	(8,952,007)	51,343,271
Change in net unrealized holding gains (losses) on securities, net of income taxes	(3,913,027)	8,001,935	(10,676,409)	47,394,173

Net income	$193,401	1,431,683	1,724,402	3,949,098

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

General.    Charter Financial Corporation (“Charter Financial,” “Company”, “us,” or “we”) is a federally-chartered corporation organized in 2001, as more fully described in Note 2 to the unaudited consolidated financial statements, and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Charter Financial serves as the holding company for CharterBank (“Bank”). First Charter, MHC owns 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Company, Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,700,000 shares of Freddie Mac common stock and Charter Insurance Company, a Hawaiian corporation which generates fee income by reinsuring a portion of CharterBank’s loan originations which carry private mortgage insurance. Charter Insurance Company owns 400,000 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial owns 4,655,000 shares of Freddie Mac common stock.

CharterBank currently operates five full-service branch offices and two loan production offices in west-central Georgia and east-central Alabama. CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create a long-term, profitable relationship. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit. In June, we opened Charter Investment Services, a brokerage service and subsidiary of CharterBank.

Charter Financial’s results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial mortgage loans, consumer loans, mortgage related securities, and investment securities. Interest-bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) of Atlanta. Our balance sheet at June 30, 2002 also contains noninterest-bearing liabilities of approximately $128.9 million of which $105.7 million represents deferred taxes, principally relating to the unrealized gain on our Freddie Mac common stock. Our results of operations are also impacted by our provision for loan losses, noninterest income, noninterest expense and taxes. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income principally includes gains on sale of loans, gains (losses) on sales of investment and mortgage backed securities and service fees and charges.

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

Comparison of Financial Condition at June 30, 2002 and September 30, 2001

Our total assets increased $121.6 million, or 13.6%, to $1.017 billion at June 30, 2002 from $894.9 million at September 30, 2001. The increase was primarily due to growth in the investment securities, mortgage-backed securities and collateralized mortgage obligations. A decrease in the market value of our Freddie Mac common stock from $302.6 million at September 30, 2001 to $284.9 million at June 30, 2002 slightly offset the growth in investment securities, mortgage-backed securities and collateralized mortgage obligations.

Total loans decreased $10.5 million, or 4.6%, to $219.4 million at June 30, 2002 compared to $229.9 million at September 30, 2001. The 1-4 family residential real estate portfolio decreased by $22.4 million, or 17.3%, from $129.2 million at September 30, 2001 to $106.8 million at June 30, 2002. Our present strategy is to sell conforming fixed rate loans in the secondary market. With the high level of refinancing that took place late in fiscal year 2001 and in the first nine months of fiscal 2002, we had a decline in the overall 1-4 family residential real estate loan portfolio. The consumer and other loan portfolio decreased $3.5 million, or 14.9%, from $23.5 million at September 30, 2001 to $20.0 million at June 30, 2002. The decrease in the consumer portfolio was primarily due to runoff of the loans acquired in the acquisition of Citizens National Bank in 1999. Nonresidential real estate loans increased by $8.1 million, commercial non-real estate loans increased $9.8 million and construction real estate loans decreased $2.4 million.

Mortgage-backed securities and collateralized mortgage obligations increased from $326.6 million at September 30, 2001 to $460.6 million at June 30, 2002 for an increase of $134.0 million or 41.0%. The market value of Freddie Mac common stock and other equity securities decreased $17.7 million, or 5.8%, from $302.6 million to $284.9 million as the price per share of Freddie Mac common stock decreased from $65.00 at September 30, 2001 to $61.20 at June 30, 2002.

Total deposits increased from $200.4 million at September 30, 2001 to $214.4 million at June 30, 2002 mainly due to an increase of approximately $14.0 million in retail deposits. The increase is primarily due to the introduction of our new high performance checking accounts that were introduced in all of our retail locations during the quarter ended March 31, 2002 and an institutional money market product introduced in May 2002.

Management will continue to rely on borrowings, especially FHLB advances and repurchase agreements to fund the securities portfolio and to a lesser extent the loan portfolio. The terms of new advances will be determined at the time based on the Company’s interest risk profile. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. With overall asset growth, borrowings increased from $309.4 million at September 30, 2001 to $423.0 million at June 30, 2002 for an increase of $113.6 million or 36.7%.

Our total stockholders’ equity increased $25.4 million, or 10.7%, to $262.3 million at June 30, 2002. The increase in equity is primarily due to the Charter Financial initial stock offering which was completed in October 2001. Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensiveincome at June 30, 2002 was $170.2 million, a $10.7 million decrease from the balance at September 30, 2001 of $180.9 million. The decrease in accumulated other comprehensive income is mainly attributable to the decrease in the market value of our investment in Freddie Mac common stock.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General

Net income was $193,401 for the three months ended June 30, 2002, which was $1.2 million lower than the $1.4 million for the three months ended June 30, 2001. This decrease primarily stemmed from the $1.0 million after tax loss on the sale of a WorldCom bond.

Interest Income

Interest income decreased by $2.0 million to $9.4 million for the three months ended June 30, 2002 from $11.4 million for the three months ended June 30, 2001. A significant component of the decrease was a decrease in interest income on mortgage securities of $770,000 resulting from declining interest rates in 2002. Interest income on loans also decreased by $1.3 million due to a combination of a decrease in average balances of loans and lower interest rates during the three months ended June 30, 2002.

Interest Expense

Interest expense decreased from $7.2 million for the three months ended June 30, 2001 to $5.4 million for the three months ended June 30, 2002, for a decrease of $1.8 million. Interest expense on deposits decreased $797,000 and interest expense on borrowings decreased by $1.0 million. The decrease in interest expense on borrowings is due to lower interest rates while the decrease in interest expense on deposits is due to lower rates, as well as, lower levels of wholesale deposits.

Net Interest Income

Net interest income decreased by $177,000 from $4.2 million for the three months ended June 30, 2001 to $4.0 million for the three months ended June 30, 2002. The decrease of $2.0 million in interest income was primarily offset by the decrease of $1.8 million in interest expense with the $177,000 decrease in net interest income reflecting asset yields declining faster than the cost of interest-bearing liabilities.

The following table depicts the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of 63.38% at June 30, 2002. However, the dividend yield on the market value of the Freddie Mac common stock is only 1.36%. The appreciation in the market value of the Freddie Mac common stock has created our strong accumulated comprehensive income that is a component of stockholders’ equity. The table below shows the actual balance of interest-earning assets and interest-bearing liabilities as of June 30, 2002.

	For the Quarter Ended June 30,						Balance as of June 30, 2002
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$2,911	$13	1.79%	$5,743	$67	4.67%	2,119
FHLB common stock	14,115	169	4.79%	12,700	217	6.83%	14,115
Mortgage-backed securities and collateralized mortgage obligations available for sale	417,489	3,919	3.75%	309,317	4,689	6.06%	460,559
Other investments securities available for sale	17,622	195	4.43%	7,793	114	5.85%	17,037
Loans receivable	211,015	4,068	7.71%	242,123	5,393	8.91%	214,360

Total interest-earning assets excluding Freddie Mac common stock	663,152	8,364	5.04%	577,676	10,480	7.26%	708,190
Freddie Mac common stock and other equity securities available for sale	301,246	1,024	1.36%	305,568	931	1.22%	284,930
Total interest-earning assets including Freddie Mac common stock	964,398	9,388	3.89%	883,244	11,411	5.17%	993,120
Total noninterest-earning assets	19,438			19,212			23,445

Total assets	$983,836	$9,388	3.82%	$902,456	$11,411	5.06%	1,016,565

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$18,960	$45	0.95%	$13,868	$60	1.73%	20,235
Savings accounts	9,109	17	0.75%	8,250	40	1.94%	9,317
Money market deposit accounts	21,588	81	1.50%	15,824	140	3.54%	26,689
Certificate of deposit accounts	145,295	1,442	3.97%	142,480	2,142	6.01%	146,067

Total interest-bearing deposits	194,952	1,585	3.25%	180,422	2,382	5.28%	202,308
Borrowed funds	382,767	3,774	3.94%	348,965	4,823	5.53%	423,046

Total interest-bearing liabilities	577,719	5,359	3.71%	529,387	7,205	5.44%	625,354
Noninterest-bearing deposits	10,934	—	—	8,863	—	—	12,058
Other noninterest-bearing liabilities	121,206	—	—	138,193	—	—	116,873

Total noninterest-bearing liabilities	132,140	—	—	147,056	—	—	128,931
Total liabilities	709,859	5,359	3.02%	676,443	7,205	4.26%	754,285
Total equity	273,977			226,013			262,280

Total liabilities and equity	$983,836	$5,359		$902,456	$7,205		1,016,565

Net interest income including Freddie Mac common stock		$4,029			$4,206
Net interest rate spread, including Freddie Mac common stock (1)			0.18%			–0.28%
Net interest margin including Freddie Mac common stock (2)			1.67%			1.90%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			166.93%			166.84%
Net interest income, excluding Freddie Mac common stock dividends		3,005			3,275
Net interest rate spread, excluding Freddie Mac common stock (3)			1.33%			1.81%
Net interest margin, excluding Freddie Mac common stock (4)			1.81%			2.27%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			114.79%			109.12%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

Our net interest margin weakened slightly for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. During the second quarter of fiscal 2001, we locked in $102.0 million in fixed rate FHLB borrowings with maturities of ten years and an average rate of 5.71%, of which $72.0 million can be called by the FHLB after seven years. Our cost of borrowings decreased by 159 basis points for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This decrease was moderated by the additional fixed rate borrowings. We also reduced our fixed rate mortgage securities by $32.8 million from $146.0 million at June 30, 2001 to $113.2 million at June 30, 2002, which combined with impact of declining interest rates on floating rate mortgage securities resulted in a decrease in the yield on mortgage securities of 231 basis points. The combined effect of the additional fixed rate borrowings and shifts from fixed rate mortgage securities to floating rate changed our interest risk profile from liability sensitive to slightly asset sensitive.

The yield on loans receivable decreased 120 basis points from 8.91% for the three months ended June 30, 2001 to 7.71% for the three months ended June 30, 2002. This decrease reflects the impact of lower interest rates and the shift in the mix of the loan portfolio as 1-4 family mortgage loans decreased and commercial real estate loans increased from 2001.

The cost of deposits decreased 203 basis points from 5.28% for the three months ended June 30, 2001 compared to 3.25% for the three months ended June 30, 2002. The decrease in the cost of deposits during a time period of falling interest rates was moderated by our deposit pricing strategy implemented during 2001 that pays higher rates to customers maintaining larger balances.

The combination of these rate changes reduced the overall net interest margin by 23 basis points from 1.90% for the three months ended June 30, 2001 compared to 1.67% for the three months ended June 30, 2002.

Provision for Loan Losses

The provision for loan losses decreased by $75,000 from $150,000 for the three months ended June 30, 2001 to $75,000 for the three months ended June 30, 2002. The Bank had net charge-offs of $33,000 for the quarter ended June 30, 2001 compared to $134,000 for the quarter ended June 30, 2002. The majority of the net charge-offs in the past have been loans acquired in the Citizens acquisition but that portfolio has reduced to a small percentage of the overall total portfolio. The decrease in the provision is also attributable to the reduction in loans receivable.

Noninterest Income (Loss)

Noninterest income decreased $1.1 million from $434,000 for the three months ended June 30, 2001 compared to a loss of $707,000 for the three months ended June 30, 2002. Gain

(loss) on sale of securities decreased to a loss of $1.5 million compared to a gain of $27,000 for the three months ended June 30, 2001. The loss on sale is primarily the $1.5 million loss on the sale of a WorldCom bond. For the three months ended June 30, 2002 the Bank had earnings in its equity interest of a loan servicing limited partnership of $54,000 compared to a loss of $415,000 for the three months ended June 30, 2001 due to lower prepayments on mortgages which contributed to such earnings of the limited partnership which invests in mortgage servicing rights. During the three months ended June 30, 2002, gain on sale of loans decreased to $354,000 compared to $509,000 for the three months ended June 30, 2001. This decrease was caused by a lower volume of loans originated and sold.

Noninterest Expense

Noninterest expense increased to $3.2 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001 for an increase of $600,000. The opening of our new Auburn branch contributed to increases in salaries and employee benefits ($55,000) and occupancy expense ($181,000) for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. The introduction of high performance checking products into our markets contributed to increased marketing expense of $76,000. Legal and professional expenses increased from $125,000 for the quarter ended June 30, 2001 to $268,000 for the quarter ended June 30, 2002 primarily relating to public company related expenses, including proxy statement and annual meeting related expenses. A document imaging initiative also increased noninterest expense in the fiscal 2002 quarter by approximately $50,000.

Income Taxes

Income taxes decreased to a benefit of $114,000 for the three months ended June 30, 2002 from $478,000 expense for the three months ended June 30, 2001 for a decrease of $592,000. The effective tax rate decreased from 25.04% for the three months ended June 30, 2001 to 142% benefit for the three months ended June 30, 2002. The low level of income before taxes and the impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, created a tax benefit for the quarter ended June 30, 2002.

Other Comprehensive (Loss) Income

Other comprehensive loss was $3.9 million for the three months ended June 30, 2002, compared to other comprehensive income of $8.0 million for the three months ended June 30, 2001. The loss was primarily the result of the decrease in the price of Freddie Mac common stock during the period ended June 30, 2002. During the three months ended June 30, 2002, the price of Freddie Mac common stock decreased from $63.37 per share at March 31, 2002 to $61.20 per share at June 30, 2002 or $2.17 per share. During the three months ended June 30, 2001, the price of Freddie Mac common stock increased from $64.83 per share to $68.05 per share or $3.22 per share.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
March 31, 2002	4,655,000	$63.37	294,987,350	$177,243,882
June 30, 2002	4,655,000	61.20	284,886,000	171,041,653

Change in Freddie Mac stock		$(2.17)		(6,202,229)
Other comprehensive income related to mortgage securities and other investments				2,289,202

Total other comprehensive loss				$(3,913,027)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
March 31, 2001	4,655,000	$64.830	$301,783,650	$181,416,810
June 30, 2001	4,655,000	68.050	316,772,750	190,620,117

Change in Freddie Mac stock		$3.220		9,203,307
Other comprehensive loss related to mortgage securities and other investments				(1,201,372)

Total other comprehensive income				$8,001,935

Comparison of Operating Results for the Nine Months Ended June 30, 2002 and 2001

General

Net income was $1.7 million for the nine months ended June 30, 2002, which was $2.2 million lower than the $3.9 million for the nine months ended June 30, 2001. This decrease primarily stemmed from reduced noninterest income due to loss on sale of a WorldCom bond and increased noninterest expenses associated with ESOP expense and the opening of the new branch in Auburn, Alabama.

Interest Income

Interest income decreased by $9.6 million to $27.8 million for the nine months ended June 30, 2002 from $37.4 million for the nine months ended June 30, 2001. The major component of the decrease was a decrease in interest income on mortgage securities resulting from the declining interest rate environment in fiscal 2002. Interest income on loans also decreased by $3.7 million due to a combination of a decrease in average balances of loans and lower interest rates during the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

Interest Expense

Interest expense decreased from $25.1 million for the nine months ended June 30, 2001 to $16.4 million for the nine months ended June 30, 2002, for a decrease of $8.7 million. Interest expense on deposits decreased by $3.2 million and interest expense on borrowings decreased by $5.5 million. The decrease in interest expense on borrowings is primarily due to lower interest rates while the decrease in interest expense on deposits is due to lower rates, as well as, lower levels of wholesale deposits.

Net Interest Income

Net interest income decreased by $900,000 from $12.3 million for the nine months ended June 30, 2001 to $11.4 million for the nine months ended June 30, 2002. The decrease of $9.6 million in interest income was largely offset by the decrease of $8.7 million in interest expense. The $900,000 decrease in net interest income reflects asset yields declining faster than the cost of interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses decreased by $200,000 from $450,000 for the nine months ended June 30, 2001 to $250,000 for the nine months ended June 30, 2002. The reduction in the provision was based on the decrease in the loan portfolio in fiscal 2002.

Noninterest Income

Noninterest income decreased $166,000 from $1.7 million for the nine months ended June 30, 2001 compared to $1.6 million for the nine months ended June 30, 2002. Gain on sale of securities decreased to a loss of $1.0 million compared to a gain of $246,000 for the nine months ended June 30, 2001 due to loss on sale of a WorldCom bond. During the nine months ended June 30, 2002, gain on sale of loans increased to $1.3 million compared to $1.0 million for the nine months ended June 30, 2001. This increase was caused by a higher volume of loans originated and sold as well as a higher profit margin on these sales which was a result of the declining interest rate environment during 2002. Earnings in equity of loan servicing partnership increased to $228,000 for the nine months ended June 30, 2002 from a loss of $487,000 for the nine months ended June 30, 2001 due to lower prepayment rates on mortgages which contributed to such earnings of the limited partnership which invests in mortgage servicing rights.

Noninterest Expense

Noninterest expense increased to $10.7 million for the nine months ended June 30, 2002 from $8.4 million for the nine months ended June 30, 2001 for an increase of $2.3 million. Noninterest expense for the nine months ended June 30, 2002 reflected an increase in salary and employee benefits of $919,000. The major reasons for the salary and benefits increase is

$967,000 in ESOP expense and the opening of our Auburn, Alabama branch which were partially offset by lower incentive compensation and 401(k) expense. ESOP expense is not expected to continue at this level as the Company made a special contribution in the quarter ended December 31, 2001. Fluctuations in the market value of Charter Financial common shares and cash dividends, if any, may cause such expense to vary. The opening of our new Auburn, Alabama branch and the introduction of high performance checking products into our market contributed to an increase in marketing of $348,000. The opening of the Auburn branch also contributed to the occupancy increase of $328,000. Legal and professional expense increased by $396,000 relating to public company related expenses in fiscal 2002. For the nine months ended June 30, 2002 other expense includes approximately $200,000 to implement a document imaging system.

Income Taxes

Income taxes decreased to $275,000 for the nine months ended June 30, 2002 from $1.3 million for the nine months ended June 30, 2001 for a decrease of $1.0 million. The effective tax rate decreased from 25.0% for the nine months ended June 30, 2001 to 13.75% for the nine months ended June 30, 2002. The corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, is the primary reason that the effective rate is less than the statutory rate.

Other Comprehensive Income (Loss)

Other comprehensive loss was $10.7 million for the nine months ended June 30, 2002, compared to other comprehensive income of $47.4 million for the nine months ended June 30, 2001. This decrease is primarily the result of the lower price of Freddie Mac common stock during the nine months ended June 30, 2002, which decreased from $65.00 per share at September 30, 2001 to $61.20 per share at June 30, 2002 or $3.80 per share. During the nine months ended June 30, 2001, the price of Freddie Mac common stock increased from $54.0625 per share to $68.05 per share or $13.9875 per share.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2001	4,655,000	$65.00	$302,575,000	$181,902,699
June 30, 2002	4,655,000	61.20	284,886,000	171,041,653

Change in Freddie Mac stock		$(3.80)		(10,861,046)
Other comprehensive income related to mortgage securities and other investments				184,637

Total other comprehensive loss				$(10,676,409)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2000	4,655,000	$54.0625	$251,660,938	$150,641,465
June 30, 2001	4,655,000	68.0500	316,772,750	190,620,117

Change in Freddie Mac stock		$13.9875		39,978,652
Other comprehensive income related to mortgage securities and other investments				7,415,521

Total other comprehensive income				$47,394,173

Asset Quality

As indicated in the table below, nonperforming loans increased from $2.3 million at September 30, 2001 to $2.8 million at
June 30, 2002. Nonperforming loans as a percent of total loans increased from 1.01% at September 30, 2001 to 1.27% at June 30, 2002. The allowance for loan losses as a ratio of non-performing loans was 2.28x at September 30, 2001 and was 1.85x at June 30, 2002. Net charge-offs for the nine month period ended June 30, 2001 was $1.3 million compared to $386,000 for the nine month period ended June 30, 2002.

Underperforming loans are balloon loans that are 90 or more days past contractual maturity on which we are still receiving monthly payments and accruing interest. Nonperforming loans are nonaccrual loans. The following table shows underperforming and nonperforming assets.

	June 30, 2002	September 30, 2001
	(In Thousands)
Underperforming loans	$305	$218

Total nonperforming loans	2,782	2,312
Foreclosed real estate, net	1,459	434

Total nonperforming assets	$4,241	$2,746

Nonperforming loans as a percent of total loans	1.27%	1.01%
Nonperforming assets as a percent of total assets	0.42%	0.31%
Allowance for loan losses as a percent of total loans	2.35%	2.30%
Allowance for loan losses as a ratio of nonperforming loans	1.85x	2.28x

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of potential risk in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $250,000 and $450,000 was charged to expense for the nine months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and September 30, 2001, the allowance for loan losses to total loans was 2.35% and 2.30%, respectively. Management considers the current allowance for loan losses adequate based on its analysis of the potential risk in the portfolio.

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. CharterBank establishes specific reserves in addition to general reserves when inherent losses are identifiable at the loan level. In addition to these allocated reserves CharterBank had unallocated reserves of $171,000 and $789,000 at June 30, 2002 and September 30, 2001, respectively. At September 30, 2001 the Company was expecting a weakening economy and maintained higher unallocated loan loss reserves accordingly. After September 30, 2001 the economy has weakened and as anticipated, the Company’s nonperforming loans have increased and its loan loss reserve methodology has required higher level of reserves, and thus reducing the level of unallocated reserves.

Commitments

The Company had commitments to fund loans at June 30, 2002 of approximately $18.3 million which is composed of unused consumer credit lines of approximately $7.0 million, unused commercial credit lines of approximately $3.3 million, unfunded construction loans of approximately $7.6 million, and unfunded 1-4 family and nonresidential loans of $399,000. The Company originated $68.9 million in conforming 1-4 family loans during the nine-month period ended June 30, 2002. Conforming 1-4 family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $18.3 million at June 30, 2002. These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate loans	$8,018,159	—	—	—	—
Available home equity and unadvanced lines of credit	10,244,270	—	—	—	—
Letters of credit	195,000	—	—	—	—
Lease agreements	66,200	47,700	42,000	42,000	42,000
Deposits	112,894,700	15,809,841	8,658,557	1,738,840	6,965,492
Securities sold under agreements to repurchase	145,546,000	—	—	—	—
FHLB advances	96,750,000	28,750,000	25,000,000	—	—
Commitments to purchase investment and mortgage pool securities	20,691,942	—	—	—	—

Total commitments and contractual obligations	$394,406,271	$44,607,541	$33,700,557	$1,780,840	$7,007,492

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of consolidated assets. At June 30, 2002, our maximum borrowing capacity from the FHLB was approximately $312 million. At June 30, 2002, we had outstanding borrowings of $277.5 million with unused borrowing capacity of $34.5 million. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets as well as funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has increasingly relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to fund securities and loan growth in the past two fiscal years. This reflects a growth in our securities portfolio that has outpaced growth in retail deposits. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At June 30, 2002, repurchase agreements totaled $145.5 million, a $47.8 million increase from the amount outstanding at September 30, 2001 of $97.7 million. Wholesale deposits were $38.8 million at June 30, 2002 compared to $36.4 million at September 30, 2001.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. With lower interest rates on mortgage loans, we anticipate significantly higher prepayments on mortgage securities. The possible uses of additional cash flow include reduction of borrowings and reinvestment in securities.

Our primary investing activities are the origination of 1-4 family real estate, commercial real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the nine months ended June 30, 2002, we originated approximately $135.1 million in total loans. Of the originations, residential mortgage loans accounted for 66.1% with $68.9 million being in conforming 1-4 family that are generally sold on a best efforts basis, commercial real estate accounted for 20.3%, commercial non-real estate accounted for 11.7% with the remaining 1.9% being consumer and land loans. This reflects management’s strategy of increasing the portfolio balance of commercial real estate loans, especially considering that most of the residential mortgage loans were sold in the secondary market. Purchases of investment and mortgage securities totaled $17.0 million and $310.1 million, respectively, for the nine months ended June 30, 2002 . At June 30, 2002 and September 30, 2001, CharterBank had loan commitments to borrowers of approximately $8.0 million and $1.0 million, respectively, and available home equity and unadvanced lines of credit of approximately $10.2 million and $10.3 million, respectively.

Deposit flows are affected by the level of our interest rates and, by the interest rates and products offered by competitors, as well as other factors. Total deposits were $214.4 million at June 30, 2002 as compared to $200.4 million at September 30, 2001. Time deposit accounts scheduled to mature within one year were $113.1 million and $119.4 million at June 30, 2002 and September 30, 2001, respectively.

CharterBank has traditionally been a well-capitalized savings bank, due to, among other factors, the unrealized gains on Freddie Mac common stock. At June 30, 2002, we exceeded each of the applicable regulatory capital requirements. CharterBank’s tier 1 capital was $72.5 million at June 30, 2002. Tier 1 capital represented 16% of risk-weighted assets. Tier 1 capital represented 9.8% of total regulatory assets at June 30, 2002, which exceeds the well-capitalized requirements of 5.0%. At June 30, 2002, we had a risk-based total capital of $144.9 million and a risk-based capital ratio of 31.94%, which significantly exceeds the applicable well-capitalized requirements of 10%.

On October 16, 2001 the Company completed its reorganization into a two tier mutual holding company with a sale of 20% of the Company’s stock. The net proceeds of this offering increased capital by approximately $34.7 million of which $18.6 million was contributed to CharterBank.

In November 2001, we opened our new Auburn, Alabama branch. We had previously capitalized $1.6 million in expenses for its construction and $500,000 for the land. We are actively evaluating additional branch locations. Establishing other branches and ATMs will involve additional capital expenditures, which have not yet been determined. Other larger expenditures may include the purchase of land or buildings for future branch sites within our target market area. Except for the above, we do not anticipate any other material capital expenditures during fiscal year 2002. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above. In June we purchased land for an additional branch in Auburn, Alabama for $797,000.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

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

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will adopt the provisions of SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2002, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2001. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2001 included in Charter Financial’s 2001 annual report on Form 10-K.

Part II
OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 24, 2002 (the “Meeting”). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1.  Election of three candidates to the board of directors.

The number of votes cast with respect to this matter is as follows:

Nominee	For	Withheld
Robert L. Johnson	19,014,192	7,050
David Z. Cauble, III	19,014,242	7,000
R. Terry Taunton	19,014,242	7,000

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

2.  Approval of the Charter Financial Corporation 2002 Stock Option Plan.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain
3,065,783	96,010	1,525

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

3.  Approval of the Charter Financial Corporation 2002 Recognition and Retention Plan.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain
2,983,283	179,510	525

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

4.  Ratification of the appointment of KPMG LLP as independent auditors of Charter Financial Corporation for the fiscal year ended September 30, 2002.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain
19,013,142	1,100	7,000

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

First Charter, MHC, the registrant’s mutual holding company did not vote their 15,857,924 shares on items 2 and 3 pursuant to Office of Thrift Supervision regulations.

Item 5.     Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits—99.1 CEO/CFO Certification

(b)  Reports on Form 8-K—None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION
(Registrant)

Date: August 13, 2002	By: /s/ Robert L. Johnson Robert L. Johnson President and Chief Executive Officer

Date: August 13, 2002	By: /s/ Curtis R. Kollar Curtis R. Kollar Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)