Form 10-K
period 2002-09-30
CHARTER FINANCIAL CORP/GA
filed 2002-12-27
CIK 1136796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 2002

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES           EXCHANGE ACT OF 1934

Commission File No.: 000-33071

Charter Financial Corporation
(Exact Name of Registrant as Specified in Its Charter)

United States	58-2659667
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Third Avenue, West Point, Georgia 31833
(Address of Principal Executive Offices, including zip code)

(706) 645-1391
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 2002 was $110,670,815, based on the per share closing price as of December 17, 2002 on the Nasdaq National Market for the registrant’s common stock, which was $30.18.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K.

CHARTER FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2002

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

General.    Charter Financial Corporation (“Charter Financial,” “us,” or “we”) is a federally-chartered corporation organized in 2001 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Charter Financial serves as the holding company for CharterBank. First Charter, MHC owns 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Our focus is to enhance stockholder value by effectively deploying our capital. Our plan is to invest in and build our retail banking franchise, manage our Freddie Mac common stock investment wisely and make use of the full range of capital management strategies that are available to us. Focusing on core deposits, our plan is to grow our retail franchise by enhancing convenience and customer service. This means expanding access through additional branches, either de novo or through acquisitions, and electronic delivery channels, making opportunistic acquisitions and extending service hours. In this regard, on September 10, 2002 we signed a business combination agreement to acquire EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama in order to expand our presence in the Auburn, Alabama market. In addition, we have a fifteen-year history with our investment in Freddie Mac common stock and, while we continually evaluate this investment and explore our options, we expect our investment to continue to provide a competitive return for our stockholders. We will also evaluate and use, as appropriate, capital management strategies such as stock buyback programs and additional dividends.

On October 16, 2001, CharterBank converted from a federally-chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly-owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) was established and such ESOP acquired 317,158 shares of Charter Financial in the offering, using the proceeds of a loan from Charter Financial. The ESOP loan is disclosed as unearned compensation reducing stockholders’ equity of Charter Financial. The net proceeds, adjusted for the ESOP, totaled approximately $34 million.

As part of our reorganization in structure, CharterBank organized First Charter, MHC as a federally-chartered mutual holding company which is registered as a savings and loan holding company with the OTS. First Charter, MHC’s principal assets are its investment in Charter Financial and 400,000 shares of Freddie Mac common stock, the fair value of which was $22.4 million as of September 30, 2002. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of

Freddie Mac common stock, and the management of any cash dividends received from Freddie Mac common stock. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial’s common stock. During the year ended September 30, 2002, First Charter, MHC waived its right to receive cash dividends from Charter Financial. Upon continued regulatory approval, First Charter, MHC expects to waive its right to receive any future cash dividends from Charter Financial for the foreseeable future.

All historical financial information contained herein has been adjusted to retroactively reflect the transfer of 400,000 shares of Freddie Mac common stock and $100,000 in cash to First Charter, MHC which occurred in October 2001 upon the aforementioned reorganization. Operating data has also been retroactively adjusted for such effects.

At September 30, 2002, Charter Financial had total assets of $ 982.6 million, of which $217.1 million was comprised of loans receivable and $455.9 million was comprised of mortgage-backed securities and collateralized mortgage obligations. At such date, total deposits were $210.7 million, borrowings were $411.0 million and total stockholders’ equity was $249.2 million. Charter Financial owns 4,655,000 shares of Freddie Mac common stock of which 1,700,000 shares are owned directly by Charter Financial and the rest are owned by Charter Financial’s subsidiaries with CharterBank owning 2,555,000 shares and Charter Insurance owning 400,000 shares. Charter Financial’s 4,655,000 shares of Freddie Mac common stock had a market value of $260.7 million at September 30, 2002.

CharterBank was originally founded in 1954 and currently operates a main office and four full-service branch offices and three loan production offices in west-central Georgia and east-central Alabama. CharterBank is a community-oriented financial institution serving primarily consumer households and small businesses. CharterBank is the only locally-owned and operated financial institution in the Valley area, consisting of Lanett and Valley, Alabama and West Point, Georgia. CharterBank is subject to extensive regulation, supervision, and examination by the OTS, its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), which insures its deposits. CharterBank’s savings deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund of the FDIC.

CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create a long-term, profitable relationship. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit. Prior to the reorganization CharterBank also founded The Charter Foundation, a non-profit foundation which makes charitable contributions in its market area.

Market Area.    We conduct our operations in west-central Georgia and east-central Alabama through our main office in West Point, Georgia, two branch offices in Valley, Alabama, a branch office in LaGrange, Georgia, and our new branch in Auburn, Alabama. The main office and two Valley, Alabama offices serve the “Valley” region of our market area, which consists of West Point, Georgia, and Lanett and Valley, Alabama. The LaGrange office serves an adjacent community on Interstate 85. In addition, we built a branch in Auburn, Alabama, which opened in November, 2001. We also operate loan production offices in Newnan, Georgia and Phenix City and Monroeville, Alabama. The Valley area is a small market area and we are expanding our market area to nearby counties along the Interstate I-85 corridor, which are larger and have more growth potential.

On September 10, 2002, the Company signed a definitive agreement with EBA Bancshares, Inc. (EBA) providing for, among other things, the merger of EBA’s subsidiary bank, Eagle Bank of Alabama, into the Company’s banking subsidiary, CharterBank. Terms of the agreement provide for EBA shareholders to receive $17.00 in cash for each share of common stock of EBA for a total purchase price of approximately $8.4 million. This acquisition, which is pending regulatory approval and is expected to close in the first calendar quarter of 2003, will add approximately $66.0 million to CharterBank’s deposit base in the Auburn-Opelika market. At June 30, 2002, Eagle Bank had assets of approximately $78 million, loans of approximately $60 million, and shareholders’ equity of approximately $5 million.

On August 18, 1999, we acquired all of the issued and outstanding shares of Citizens Bancgroup, Inc. and its wholly-owned subsidiary Citizens National Bank, a national bank headquartered in Valley, Alabama for a purchase price of approximately $2.25 million in cash (the “Citizens acquisition”). As part of the Citizens acquisition, we acquired approximately $24.7 million in loans, and $42.0 million in deposits. The acquisition was accounted for using the purchase method of accounting and, therefore, the results of operations of Citizens National have been included in our operations since the effective date of the acquisition.

The economy of our market area has historically been supported by the textile industry. During the 1980’s and 1990’s employment growth in local telecommunications companies offset declining textile industry jobs in our area. With the telecommunications slump and continuing downward textile industry employment trends, unemployment rates have been increasing. Also, the median household income in our area is below national and statewide levels. Part of our retail strategy is to grow in areas that are more vibrant and economically diverse. To this end, we have generally located our loan production offices are in more urban and higher income areas. In addition, our expansion into the Auburn market reflects our diversification and growth oriented strategy.

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

Our competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, credit card banks, insurance companies, and brokerage and investment banking firms. Our most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions, and mutual funds. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

LENDING ACTIVITIES

Loan Portfolio Composition.    Our loan portfolio consists of one-to-four family residential first mortgage loans, commercial real estate loans, real estate construction loans, consumer loans and commercial loans. At September 30, 2002, we had total loans receivable of $222.4 million. Residential mortgage loans comprised $108.9 million, or 49.0% of total loans at September 30, 2002. Loans secured by mortgages on commercial real estate totaled $68.0 million at September 30, 2002 representing a $6.8 million, or 11.09%, increase from the balance of commercial real estate loans at September 30, 2001. Management’s strategy is to grow the commercial real estate loan portfolio; however, management believes that a weakening economy impacted the 2002 growth level.

At September 30, 2002, approximately $29.8 million of total commercial real estate loans are secured by real estate in the local bank market and approximately $38.2 million of total commercial real estate loans are secured by commercial real estate in other parts of Georgia, Alabama and Florida. Of the $38.2 million not in the local bank market, approximately $16.7 million of total commercial real estate loans are secured by real estate in the Atlanta metropolitan area. We expect continued growth in our commercial real estate portfolio in the future.

The remaining portion of our loan portfolio at September 30, 2002 consisted of consumer loans totaling $20.0 million, real estate construction loans of $9.0 million, and other commercial loans of $16.6 million.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential real estate(1)	$108,909	49.0%	$129,223	56.2%	$152,822	58.9%	$132,036	61.6%	$116,395	69.0%
Commercial real estate	68,016	30.6	61,225	26.6	60,838	23.4	46,545	21.7	34,343	20.4
Consumer and other(2)	19,970	9.0	23,537	10.2	29,915	11.5	24,353	11.4	9,026	5.4
Commercial	16,587	7.5	6,819	3.0	8,987	3.5	3,245	1.5	3,601	2.1
Real estate construction(3)	8,962	3.9	9,143	4.0	7,138	2.7	8,038	3.8	5,295	3.1

Total loans	222,444	100.0%	229,947	100.0%	259,700	100.0%	214,217	100.0%	168,660	100.0%

Less:
Net deferred loan costs (fees)	(173)		(66)		113		(51)		(246)
Allowance for loan losses	(5,179)		(5,290)		(6,346)		(5,710)		(2,054)

Loans receivable, net	$217,092		$224,591		$253,467		$208,456		$166,360

(1)    Excludes loans held for sale.

(2)    Includes home equity loans and second mortgage loans.

(3)    Net of undisbursed proceeds on loans-in-process.

Loan Maturity and Repricing.    The following table shows the repricing dates or contractual maturity dates as of September 30, 2002. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

	At September 30, 2002
	1-4 Family Residential Real Estate Loans	Commercial Real Estate	Consumer and Other	Commercial	Real Estate Construction(1)	Totals
			(In thousands)
Amounts due or repricing:
Within one year	$32,505	$28,229	$8,430	$9,872	$8,887	$87,923
After one year:
One to three years	25,578	12,758	3,304	5,115	75	46,830
Three to five years	21,461	14,752	2,383	1,449	—	40,045
Five to ten years	9,754	8,267	2,980	119	—	21,120
Over ten years	19,611	4,010	2,873	32	—	26,526

Total due after one year	76,404	39,787	11,540	6,715	75	134,521

Total amount due:	$108,909	$68,016	$19,970	$16,587	$8,962	$222,444

(1)  Presented net of undisbursed proceeds on loans-in-process.

The following table presents, as of September 30, 2002, the dollar amount of all loans contractually due or scheduled to reprice after September 30, 2003 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After September 30, 2003
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$32,431	$43,973	$76,404
Commercial real estate	17,192	22,595	39,787
Consumer and other	8,135	3,405	11,540
Commercial	5,498	1,217	6,715
Construction	75	—	75

Total loans	$63,331	$71,190	$134,521

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended September 30,
	2002	2001	2000
	(In thousands)
Loans(1):
Balance outstanding at beginning of period	$229,947	$259,700	$214,217

Originations:
One-to-four family residential real estate	120,895	121,952	92,504
Commercial real estate and commercial	52,678	25,225	55,445
Consumer and other loans	3,614	5,130	15,506
Real estate construction	17,468	12,283	7,696

Total originations	194,655	164,590	171,151

Less:
Principal repayments, unadvanced funds and other, net	118,926	128,242	87,430
Sale of residential mortgage loans, principal balance	80,753	63,786	36,186
Loan charge-offs and transfers to foreclosed real estate	2,479	2,315	2,052

Total deductions	202,158	194,343	125,668
Net loan activity	(7,503)	(29,753)	45,483

Ending balance	$222,444	$229,947	$259,700

(1)   Excludes loans held for sale.

Residential Mortgage Loans and Originations.    We emphasize the origination of first and second mortgages secured by one- to four-family properties within Georgia and Alabama. At September 30, 2002 and September 30, 2001, loans on one-to-four-family properties accounted for 49.0% and 56.2% of our total loan portfolio, respectively.

Our mortgage origination strategy is to offer a broad array of products to meet customer needs. These products include nonconforming loans which are held in our portfolio, fixed rate loans sold to investors with servicing released for fee income, and fixed rate loans sold to the secondary market where we retain the servicing rights. Management’s current strategy has been to sell more loans with servicing released, as we believe that this improves our overall profitability. Certain originations of loans are generally nonconforming due to property or income exceptions. Our loan portfolio also contains some loans that are nonconforming due to loan to value or credit exceptions.

Our originations of all types of residential first mortgages amounted to $120.9 million for the fiscal year ended September 30, 2002, $122.0 million for the year ended September 30, 2001, and $92.5 million for the year ended September 30, 2000. Due to the low interest rate environment, a significant portion of loans originated in 2002 and 2001 were refinances, including refinances of our existing portfolio loans and loans in our servicing portfolio. The average size of our residential mortgage loans originated in the year ended September 30, 2002 was $110,000, and $113,000 for the year ended September 30, 2001.

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

Adjustable Rate Mortgage Loans.    We offer a variety of adjustable rate mortgage products that initially adjust after one, three, five, or seven years. After the initial term, adjustable rate mortgage loans generally adjust on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the Wall Street Journal Prime or Libor. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and the aggregate adjustment is generally subject to a maximum increase of 6% over the life of the loan. At September 30, 2002, 68.13% of the residential mortgage loans in our portfolio were adjustable rate mortgage loans.

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

Our most popular portfolio product is a 5-1 adjustable rate loan that is not conforming to secondary market standards due to property or income exceptions. This type of loan yields a fixed rate for the first five years and adjusts to a pre-determined index annually thereafter. At September 30, 2002, our portfolio contained $46.4 million of 5-1 and similar adjustable rate loans with a weighted average rate of 7.80%. Loans on owner occupied one- to four-family residences are generally subject to a maximum loan to value ratio of 80% or have mortgage insurance.

Fixed Rate Mortgages Sold Servicing Released.    We offer a variety of fixed-rate products that we sell to investors on a servicing released basis. These loans are underwritten to the investors’ standards and are generally sold to the investor after the loan closes. The rate on these loans is committed with the investor on a best efforts basis when the borrower locks in their interest rate. Gains on sales of residential loans amounted to $1.9 million of our noninterest income for the year ended September 30, 2002.

Fixed Rate Mortgages Sold with Servicing Retained.    We are an approved seller/servicer for Freddie Mac. Our fixed rate loans are underwritten to comply with Freddie Mac standards for sale to this investor. At September 30, 2002, CharterBank serviced loans for Freddie Mac with an aggregate balance of $88.0 million and serviced loans for other investors with an aggregate balance of $7.9 million.

Home Equity Credit Lines and Second Mortgages.    We offer home equity lines of credit as a complement to our one-to-four family lending activities. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines provide adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia and Alabama. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those applicable to one- to four-family first mortgage loans with the exception of loan to value ratios which may go to 100% and slightly more stringent credit to income requirements. At September 30, 2002, we had $13.9 million of home equity and second mortgage loans. We also had $5.4 million of unfunded home equity commitments at September 30, 2002.

Commercial Real Estate Loans.    CharterBank embarked on a strategy of increasing its commercial real estate loan portfolio during fiscal 1998. We originate commercial real estate loans secured by properties located in our primary market area. In underwriting commercial real estate loans, we consider not only the property’s historic cash flow, but also its current and projected occupancy, location, and physical condition. We generally lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.15 to one post tax or compensating factors. At September 30, 2002, we had $68.0 million of loans in our commercial real estate portfolio. The average loan size at September 30, 2002 of $301,000 is larger than the average loan size in prior years due to several multi-million dollar commercial loans that were closed during fiscal 2002. Our largest loan exposure is a commercial real estate loan with a balance of $5.6 million at September 30, 2002. This loan is secured by a hotel located in Auburn, Alabama. Approximately 18% of our commercial real estate loans are secured by hotels.

Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, we monitor our loan concentration and our loan policies generally limit the amount of loans to a single borrower or group of borrowers. We also utilize the services of an outside consultant to conduct credit quality reviews of the commercial loan portfolio. Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates and shorter maturities than residential mortgage loans. We usually offer commercial real estate loans at fixed rate and adjustable rates tied to the prime rate. However, a significant portion of the commercial real estate portfolio is still tied to yields on U.S. Treasury securities. The terms of such fixed rate loans generally do not exceed 25 years.

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

Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater supervision efforts by our management compared to residential or commercial real estate lending. In this regard, we have recently added several senior commercial banking officers who have extensive experience in business banking in our market. Commercial loans however, comprise a small portion of our loan portfolio, at approximately 7.5% of total loans receivable at September 30, 2002.

Consumer Loans.    We offer a variety of consumer loans to retail customers in the communities we serve in order to increase the yield on our loan portfolio. Examples of our consumer loans include:

•	home equity loans-open and closed end;

•	secured deposit and other loans;

•	unsecured credit lines and installment loans.

At September 30, 2002, the consumer loan portfolio totaled $20.0 million, or 9.0% of total loans. Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans and tend to have a higher credit risk than residential loans because they may be secured by a home with a loan-to-value of 100%, secured by rapidly depreciable assets, or may be unsecured. Despite these risks, our level of consumer loan delinquencies, excluding auto loans, has generally been low. We cannot assure you, however, that our delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

At September 30, 2002, we had reduced the auto loan portfolio from the approximately $7.0 million acquired in the Citizen’s National Bank acquisition to $1.4 million. Charge-offs on the auto loan portfolio amounted to approximately $166,000 for the year ended September 30, 2002 compared to chargeoffs of approximately $1.1 million for the year ended September 30, 2001.

We make loans for up to 90% of the amount of a borrower’s savings account or certificates of deposit balance. These savings secured loans totaled $1.3 million at September 30, 2002.

Loan Approval Procedures and Authority.    Our lending policies provide that various loan personnel and management committees may review and approve secured loan relationships up to $1.5 million and unsecured loan relationships up to $500,000. All loan relationships above these amounts require approval of either the Board’s Executive Loan Committee or the full Board of Directors. In addition, on residential loans with a loan to value ratio of greater than 80%, we generally require the borrower to obtain private mortgage insurance.

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

Commercial real estate loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the President, the Executive Vice President, the Chief Financial Officer and certain other senior lending and credit officers.

The Management Loan Committee has authority to approve individual loans and modifications up to $1,500,000. Commercial real estate loans of $500,000 or less may be approved outside the Committee process by two officers who have commercial real estate loan authority.

Asset Quality

One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential one-to- four family properties and commercial properties; we set sound credit standards for new loan originations; and we follow careful loan administration procedures. Subsequent to December 31, 2000, we strengthened our focus on credit risk by hiring additional personnel in the credit risk management area. The following table sets forth the non-performing loans by loan category at the dates indicated. As indicated by the table below, nonperforming loans increased during the year ended September 30, 2002 due to weakened economic conditions.

	At September 30,
	2002	2001	Increase (Decrease)
1-4 family residential real estate mortgage	$2,069,211	$1,835,799	$233,412
Commercial real estate	738,783	341,989	396,794
Commercial	165,868	52,680	113,188
Real estate construction	—	1,005	(1,005)
Consumer and other	39,007	80,348	(41,341)

Total	$3,012,869	$2,311,821	$701,048

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

The following table presents information regarding total nonaccrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At September 30, 2002, 2001, and 2000, we had $3.0 million, $2.3 million, and $2.8 million, respectively, of nonperforming loans. If all nonaccrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, we would have recorded additional interest income on these loans of approximately $49,000 for the year ended September 30, 2002.

	At September 30,
	2002	2001	2000	1999	1998
Underperforming loans — accruing loans delinquent 90 days or more	$133	$218	$159	$—	$—

Total non-performing loans	3,013	2,312	2,831	1,989	306
Foreclosed real estate, net	670	434	630	222	130

Total non-performing assets	$3,683	$2,746	$3,461	$2,211	$436

Non-performing loans to total loans	1.36%	1.01%	1.09%	0.93%	0.18%

Non-performing assets to total assets	0.38%	0.31%	0.37%	0.24%	0.06%

Nonperforming assets at September 30, 2002, 2001, and 2000 were $3.7 million, $2.7 million, and $3.5 million, respectively. Primarily, the nonaccrual loans are residential and commercial real estate loans that are nonaccrual due to economic conditions.

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

Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment. At September 30, 2002, 2001, and 2000, impaired loans totaled $2.1 million, $696,000, and $1.2 million, respectively. At September 30, 2002 and 2001, the Company had amounts included in the allowance for loan losses of approximately $440,000 and $152,000, respectively, relating to impaired loans. At September 30, 2002, 2001, and 2000, we had $2.0 million, $2.6 million, and $2.8 million, respectively, of portfolio loans classified as troubled debt restructurings. The average recorded investment in impaired loans for the years ended September 30, 2002, 2001, and 2000 was approximately $1,405,000, $948,000 and $740,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2002, 2001, and 2000 was not significant.

Foreclosed real estate consists of property we have acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. At September 30, 2002, 2001, and 2000, respectively, we had $670,000, $434,000 and $630,000 in foreclosed real estate.

Allowance for Loan Losses.    The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended September 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of year	$5,290	$6,346	$5,710	$2,054	$1,846
Loan loss reserve of acquired company(1)	—	—	—	3,752	—
Charge-offs:
1-4 residential real estate	(321)	(132)	(104)	(49)	(156)
Commercial real estate	—	—	(91)	—	—
Commercial	(175)	(554)	(26)	(133)	(1)
Consumer and other	(320)	(1,387)	(713)	(238)	(100)
Real estate construction	—	(23)	(204)	—	—

Total charge-offs	(816)	(2,096)	(1,138)	(420)	(257)

Recoveries:
1-4 residential real estate	94	119	32	1	25
Commercial real estate	—	21	18	—	220
Commercial	—	—	20	—	—
Consumer and other	361	400	294	83	40
Real estate construction	—	—	—	—	—

Total recoveries	455	540	364	84	285

Net (charge-offs) recoveries	(361)	(1,556)	(774)	(336)	28
Provision for loan losses	250	500	1,410	240	180

Balance at end of year	$5,179	$5,290	$6,346	$5,710	$2,054

Total loans receivable (2)	$222,444	$229,947	$259,700	$214,217	$168,660

Average loans outstanding	$221,014	$243,243	$242,868	$178,496	$152,728

Allowance for loan losses as a percent of total loans receivable (2)	2.33%	2.30%	2.44%	2.67%	1.22%

Net loans (charged off) recovered as a percent of average outstanding	(0.16)%	(0.64)%	(0.32)%	(0.19)%	0.02%

(1)    Established as a result of Citizens acquisition.

(2)    Does not include loans held for sale or deferred fees.

Our evaluation of the loan portfolio includes the review of all loans on which the collection of principal might be at risk. We consider the following factors as part of this evaluation:

•	our historical loan loss experience;

•	estimated losses in the loan portfolio;

•	increases in categories with higher loss potential, such as commercial real estate loans and jumbo loans;

•	credit scores and credit history;

•	the estimated value of the underlying collateral; and

•	current economic and market trends.

There may be other factors that may warrant our consideration in maintaining the allowance at a level sufficient to cover probable losses. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

In addition, the Office of Thrift Supervision (the “OTS”) as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

For the year ended September 30, 2002, we expensed a $250,000 provision for loan losses based on our evaluation of the items discussed above. Management believes to the best of its knowledge, the allowance for loan losses is sufficient to cover all known losses and inherent losses in the current loan portfolio at September 30, 2002. To determine the adequacy of the allowance, we look at historical trends in the growth and composition of our loan portfolio, among other factors. The most significant risk trends over the last five years are the growth of our commercial real estate loan portfolio, the growth of the nonconforming residential loan portfolio, and the nonperforming loans acquired in the Citizens acquisition. We believe that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one- to four-family residential mortgages.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-for the years ended September 30, 2002, 2001, and 2000 — Provision for Loan Losses.”

Allocation of Allowance for Loan Losses.    The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

	At September 30,
	2002			2001			2000
Loan Category	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
				(Dollars in thousands)
One-to-four family residential real estate	$1,017	$108,909	49.0%	$1,841	$129,223	56.2%	$1,228	$152,822	58.9%
Commercial real estate	2,394	68,016	30.6	1,656	61,225	26.6	1,487	60,838	23.4
Consumer loans and other(1)	620	19,970	9.0	382	23,537	10.2	2,345	29,915	11.5
Commercial	506	16,587	7.5	359	6,819	3.0	623	8,987	3.5
Real estate construction	377	8,962	3.9	263	9,143	4.0	236	7,138	2.7
Unallocated	265	—	—	789	—	—	427	—	—

Total allowance for loan losses	$5,179	$222,444	100.0%	$5,290	$229,947	100.0%	$6,346	$259,700	100.0%

	At September 30,
	1999			1998
Loan Category	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential real estate	$1,529	$132,036	61.6%	$727	$116,395	69.0%
Commercial real estate	1,448	46,545	21.7	684	34,343	20.4
Consumer loans and other(1)	2,154	24,353	11.4	248	9,026	5.4
Commercial	376	3,245	1.5	54	3,601	2.1
Real estate construction	119	8,038	3.8	58	5,295	3.1
Unallocated	84	—	—	283	—	—

Total allowance for loan losses	$5,710	$214,217	100.0%	$2,054	$168,660	100.0%

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

The primary goal of our investment policy is to invest funds in assets with varying maturities which will result in the best possible yield while maintaining the safety of the principal invested and assisting in managing interest rate risk. We also seek to use our strong capital position to maximize our net income through investment in higher yielding mortgage related securities funded by borrowings. The investment portfolio is also viewed as a source of liquidity. The broad objectives of our investment portfolio management are to:

•	Minimize the risk of loss of principal or interest;

•	Generate a favorable return without incurring undue interest rate and credit risk;

•	Manage the interest rate sensitivity of our assets and liabilities;

•	Meet daily, cyclical and long term liquidity requirements while complying with our established policies and regulatory liquidity requirements;

•	Diversify assets in stable economic regions and address specific gap imbalances; and

•	Provide collateral for pledging requirements.

In determining our investment strategies, we consider our interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, asset prepayment risks, collateral value and other characteristics of the securities to be held.

Our investment policies and procedures also encompass evaluating and monitoring our Freddie Mac stock investment.

Liquidity

We calculate liquidity by taking the total of:

•	our cash;

•	cash we have in other banks;

•	unpledged U.S. Government or Government Agency Securities; and

•	unpledged mortgage-backed securities guaranteed by the U.S. Government or Agencies or rated AAA.

We utilize borrowing lines of credit supported by available collateral, including Freddie Mac common stock, which provides a high level of liquidity. We consider our Freddie Mac common stock as a collateral source of last resort because of adverse income tax consequences. We borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities up to a limit of 30% of assets. Our maximum borrowing capacity from the Federal Home Loan Bank is approximately $301.5 million, of which $274.0 million of borrowings are already outstanding. We utilize Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of higher yielding investment securities in order to increase our net income and return on equity.

Investment Portfolio

General.    Federally chartered thrifts have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Our investments primarily fall into two major categories:

•	equity investments; and

•	collateralized mortgage obligations and mortgage-backed securities.

Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. All of our securities are currently classified as “available for sale.” The weighted average annualized yield of the non-equity portfolio was 3.86% as of September 30, 2002. We believe the credit quality of the portfolio is high, with 99% of the portfolio, excluding equity investments, invested in U.S. Government, U.S. Government Agency, or U.S. Government Agency-guaranteed mortgage-backed securities or mortgage related securities with a rating of AA or better as of September 30, 2002. For information see “Management Discussion and Analysis — Carrying Values, Yields and Maturities.”

Investment Portfolio.    The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2002		2001		2000		1999		1998
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Investment Securities:
U.S. Government agencies	$—	$—	$—	$—	$14,449	$12,880	$31,388	$29,950	$—	$—
Other debt securities	12,175	12,059	—	—	1,000	1,002	1,951	1,980	1,756	1,995

Total investment securities	12,175	12,059	—	—	15,449	13,882	33,339	31,930	1,756	1,995

Mortgage-backed and mortgage-related securities:
Ginnie Mae	24,189	24,714	20,081	20,230	85,700	82,171	81,651	77,919	10,564	10,547
Fannie Mae	31,103	31,590	16,518	16,620	52,832	50,783	64,839	62,536	45,591	45,602
Freddie Mac	6,744	6,732	—	—	25,043	24,355	24,357	23,785	22,498	22,667
Non-agency	—	—	—	—	—	—	—	—	1,970	1,905

Total mortgage-backed and mortgage-related securities	62,036	63,036	36,599	36,850	163,575	157,310	170,847	164,240	80,623	80,721

Collateralized mortgage obligations:
Fannie Mae	126,788	126,353	74,091	73,619	78,831	77,777	61,621	60,528	81,894	82,682
Freddie Mac	239,570	239,179	140,128	139,677	70,513	69,369	60,493	59,464	42,180	42,660
Non-agency	25,181	25,238	72,417	71,430	67,198	59,946	74,288	68,950	44,413	44,772
Ginnie Mae	2,139	2,134	5,081	5,037	3,518	3,306	3,504	3,316	—	—

Total collateralized mortgage obligations	393,678	392,904	291,717	289,763	220,060	210,398	199,906	192,258	168,487	170,114

Total mortgage-backed securities and collateralized mortgage obligations	455,714	455,940	328,316	326,613	383,635	367,708	370,753	356,498	249,110	250,835

Total investment and mortgage securities	$467,889	$467,999	$328,316	$326,613	$399,084	$381,590	$404,185	$388,704	$250,886	$252,830

Freddie Mac common stock and other equity securities	$6,317	$260,215	$6,365	$302,623	$6,316	$251,661	$6,409	$242,336	$7,072	$261,310

Total investment and mortgage securities and Freddie Mac common stock	$474,206	$728,214	$334,681	$629,236	$405,400	$633,251	$410,501	$630.764	$257,938	$514,140

The following table sets forth the composition of the mortgage securities portfolio at the dates indicated and whether such investments have fixed or adjustable interest rates.

	At September 30, 2002			At September 30, 2001
	Amortized Costs	Market Value	Unrealized Gain/(Loss)	Amortized Costs	Market Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Fixed rate corporate	$1,140	$1,198	$58	$—	$—	$—
Total fixed rate mortgage-backed and mortgage-related securities	39,939	40,980	1,041	35,342	35,609	267
Total fixed rate collateralized mortgage obligations	113,950	114,842	892	75,665	74,785	(880)

Total fixed rate investment and mortgage securities	155,029	157,020	1,991	111,007	110,394	(613)
Variable rate other debt and equity investments	11,035	10,861	(175)	—	—	—
Variable rate mortgage-backed and mortgage-related securities	22,097	22,056	(40)	1,257	1,241	(16)
Variable rate collateralized mortgage obligations	279,728	278,062	(1,666)	216,052	214,978	(1,074)

Total variable rate investment and mortgage securities	312,860	310,979	(1,881)	217,357	216,267	(1,090)
Freddie Mac common stock and other equity securities	6,317	260,215	253,898	6,365	302,623	296,259

Total investment and mortgage securities and Freddie Mac common stock	$474,206	$728,214	$254,008	$334,681	$629,236	$294,556

Investment Portfolio Maturities.    The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2002 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
Other debt securities	$3,989	2.81%	$7,046	2.99%	$—	-%	$1,140	*	5.45%	$12,175	$12,058	3.16%
Total investment securities	—	—	—	—	—	—	—		—	—	—	—

Mortgage-backed securities available for sale:
Ginnie Mae	—	—	—	—	—	—	24,189		5.50%	24,189	24,714	5.50%
Fannie Mae	—	—	—	—	9,600	5.08%	21,503		5.19%	31,103	31,590	5.16%
Freddie Mac	—	—	—	—	—	—	6,744		3.84%	6,744	6,732	3.84%

Total mortgage-backed securities	—	—	—	—	9,600	5.08%	52,436		5.15%	62,036	63,036	5.15%

Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	126,788		3.56%	126,788	126,353	3.56%
Freddie Mac	—	—	—	—	—	—	239,569		3.80%	239,569	239,179	3.80%
Non-agency	—	—	—	—	—	—	25,182		4.79%	25,182	25,239	4.79%
Ginnie Mae	—	—	—	—	—	—	2,139		2.96%	2,139	2,134	2.96%

Total collateralized mortgage obligations	—	—	—	—	—	—	393,678		3.78%	393,678	392,905	3.79%

Total	$3,989	2.81%	$7,046	2.99%	$9,600	5.08%	$447,254		3.95%	$467,889	$467,999	3.95%

*Has a put option in approximately three years.

Equity Securities.    As of September 30, 2002, equity securities were primarily comprised of 4,655,000 shares of Freddie Mac common stock which had a per share market value of $55.90 per share, a total market value of $260.2 million and a cost basis of approximately $1.36 per share. The large unrealized pre-tax gain of approximately $253.9 million is the result of a series of well-timed investments in Freddie Mac stock in the middle to late 1980’s. As a result of strong fundamental growth at Freddie Mac and a favorable stock market environment, our Freddie Mac common stock investment has appreciated significantly, constituting approximately 26.5% of our total assets. The unrealized gain in Freddie Mac stock has substantially strengthened our capital and earnings. The after tax unrealized gain in Freddie Mac stock constitutes 62.6% of our equity capital, making it the largest segment of our equity position. Dividends on Freddie Mac stock have also significantly increased our dividend and interest income.

Because we believe that our ownership of Freddie Mac stock continues to present attractive earnings growth potential and because the sale of Freddie Mac stock would result in the realization of a substantial current tax liability for us, we have no current plans to liquidate our Freddie Mac stock investment. However, we reallocated the Freddie Mac stock so as to more effectively manage our investment and retail operations. In this regard, effective October 16, 2001, as part of the reorganization, 2.5 million shares of Freddie Mac common stock were transferred out of CharterBank’s portfolio to Charter Financial (1.7 million shares), First Charter, MHC (400,000 shares), and Charter Insurance Company (400,000 shares), leaving 50.5% of the Freddie Mac common stock in CharterBank’s portfolio. Following the reorganization, we continue to monitor our Freddie Mac common stock investment.

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

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both prepayment rates and value of mortgage-backed securities. Prepayments impact the rate of amortization of premiums and accretion of discounts and thus impact the yield on the securities. The table below shows the premiums, discounts and projected weighted average lives for our mortgage-backed securities and collateralized mortgage obligations.

	At September 30, 2002
	PAR	Premium	Discount	Amortized Cost	Average Life in Yrs.	Average Interest Yield
MBS — Fixed Rate	$39,480,023	$528,606	$69,449	$39,939,180	3.54	5.593%
MBS — Variable	21,533,122	563,343	—	22,096,465	5.30	4.346
CMO — Fixed Rate	113,797,480	528,029	375,401	113,950,108	1.55	5.750
CMO — Variable Rate	277,852,267	2,011,401	135,331	279,728,337.84		2.980

Total	$452,662,892	$3,631,379	$580,181	$455,714,090

While mortgage related securities have average lives as stated in the accompanying tables, average lives may be significantly shorter based on interest rates and underlying loan prepayments. Based on interest rates and market prepayment assumptions as of September 30, 2002, the estimated average life of our fixed rate mortgage backed security portfolio was 3.54 years and of our fixed rate collateralized mortgage obligation portfolio was 1.55 years. If prepayment rates are higher than estimated, then our earnings will be negatively affected by the increased amortization of premiums. The fixed rate mortgage backed securities are generally backed by multifamily loans that have prepayment penalties or yield maintenance agreements and thus are not as likely to prepay due to changes in interest rates.

As discussed above, we have sought to utilize our strong equity position to enhance our earnings and return on equity by using Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of higher yielding investment securities. Historically our mortgage-backed securities portfolio has been effective in leveraging our strong capital and increasing net earnings levels. Collateralized mortgage obligations and mortgage-backed securities and other securities will continue to be purchased in the future with the same general objectives.

Mortgage-Backed Securities and Mortgage-Related Securities.    The following table discloses the amortized cost and fair value of our mortgage-backed and mortgage-related securities, all of which are classified as available for sale as of the dates indicated. Since 1994, all mortgage-backed and mortgage-related securities have been classified as available for sale.

	At September 30,
	2002			2001			2000
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$24,189	5.31%	$24,714	$20,081	6.12%	$20,230	$85,700	22.33%	$82,171
Fannie Mae	31,103	6.83	31,590	16,518	5.03	16,620	52,832	13.77	50,783
Freddie Mac	6,744	1.48	6,732	—	—	—	25,043	6.53	24,355
Collateralized mortgage obligations available for sale:
Fannie Mae	126,788	27.82	126,353	74,091	22.57	73,619	78,831	20.55	77,778
Freddie Mac	239,570	52.57	239,179	140,128	42.68	139,677	70,513	18.38	69,369
Other	25,181	5.52	25,238	72,417	22.06	71,430	67,198	17.52	59,946
Ginnie Mae	2,139.47		2,134	5,081	1.54	5,037	3,518	0.92	3,306

Total	$455,714	100.00%	$455,940	$328,316	100.00%	$326,613	$383,635	100.00%	$367,708

	At September 30,
	1999			1998
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$81,651	22.01%	$77,919	$10,594	4.24%	$10,547
Fannie Mae	64,839	17.49	62,536	45,591	18.30	45,602
Freddie Mac	24,357	6.57	23,785	22,498	9.03	22,667
Non agency	—	—	—	1,970	0.79	1,905
Collateralized mortgage obligations available for sale:
Fannie Mae	61,621	16.62	60,528	81,894	32.88	82,682
Freddie Mac	60,493	16.32	59,464	42,180	16.93	42,660
Other	74,288	20.04	68,950	—	—	—
Ginnie Mae.	3,504	0.95	3,316	44,413	17.83	44,772

Total	$370,753	100.00%	$356,498	$249,110	100.00%	$250,835

Federal Home Loan Bank Stock.    Every federally insured financial institution that borrows funds from a Federal Home Loan Bank as a source of liquidity is required to invest in the stock of that Federal Home Loan Bank. The institution’s investment in Federal Home Loan Bank stock, along with other assets of the institution, is then pledged as collateral for the advances. As of September 30, 2002, we owned approximately $14.4 million of stock in the Federal Home Loan Bank of Atlanta.

Sources of Funds

Deposits (both retail and wholesale), borrowings, securities sold under agreements to repurchase, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Deposits.    At September 30, 2002, our total deposits amounted to $210.7 million, of which $173.0 million were retail deposits and $37.7 million were funds on deposit from credit unions. At September 30, 2001, our retail deposits totaled $164.0 million, or 81.9% of total deposits, and our wholesale deposits totaled $36.4 million, or 18.1% of total deposits. Wholesale deposits consist of funds on deposit from credit unions.

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

Our deposit flows are influenced by a number of factors including:

•	general and local economic conditions;

•	the perceived strength of the stock and stock mutual fund market;

•	prevailing interest rates; and

•	competition.

Our retail deposits are primarily obtained from areas surrounding our offices. To attract and retain deposits, we utilize a strategy that incorporates competitive pricing with high quality service and the development of long term relationships. We determine our deposit rates by evaluating our competition’s pricing, the cost of Federal Home Loan Bank borrowings, rates on U.S. Treasury securities, the LIBOR swap curve and other related funds.

As of September 30, 2002, demand deposits, NOW deposits, savings, and money market accounts represented 40.2% of total retail deposits and 33.0% of total deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended September 30, 2002, 2001, and 2000. We expect that our retail deposit base will continue to expand to reflect the planned expansion of our retail branch network and that our transaction accounts will increase as a result of our increased marketing efforts related to such accounts within our targeted market area.

Wholesale Deposits.    Our wholesale deposits consist of brokered deposits and/or funds on deposit from credit unions. CharterBank obtains credit union deposits by placing rates on a rate service. CharterBank pays to advertise its rates with the third party. Credit unions with an interest in depositing funds with CharterBank contact CharterBank directly. In prior years, CharterBank solicited brokered certificates of deposit with terms of less than two years to increase liquidity. CharterBank obtained brokered deposits through major securities brokers. A deposit broker is broadly defined as any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions. The fees paid in connection with the brokered deposits are amortized over the life of the deposit and are included in interest expense. Legal title to these brokered deposits is held in street name. These certificates of deposit are actively traded based on prevailing interest rates, and ownership changes hands on a daily basis and are held by a broker in “street name.” We had no brokered deposits as of September 30, 2002 and 2001.

At September 30, 2002, our credit union certificates of deposit totaled $37.7 million, or 17.9% of total deposits. At September 30, 2001, our credit union certificates of deposit totaled $36.4 million, or 18.2% of total deposits.

Deposit Distribution Weighted Average.    The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At September 30,
	2002			2001			2000
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Retail:
Non-certificated accounts:
Noninterest bearing-demand deposits (1)	$7,853	3.73%	—%	$9,497	4.74%	—%	$8,060	2.94%	—%
NOW deposits	26,384	12.52	1.10	15,465	7.72	1.25	13,962	5.09	1.95
Savings deposits	9,132	4.33	0.75	10,313	5.15	1.50	8,386	3.06	1.99
Money market deposits	26,110	12.39	1.72	18,817	9.39	2.26	11,440	4.17	5.42

Total non-certificated accounts	69,479	32.97	1.08	54,092	27.00	1.45	41,848	15.25	2.53

Certificates of deposit:
Due within 1 year	75,665	35.91	3.15	86,071	42.96	5.06	77,076	28.09	5.74
Over 1 year through 3 years	18,272	8.67	4.73	17,788	8.88	5.61	19,204	7.00	6.08
Over 3 years	9,662	4.58	5.03	6,031	3.01	6.29	6,418	2.34	6.32

Total retail certificates of deposit	103,599	49.16	3.61	109,890	54.85	5.09	102,698	37.43	5.76

Total retail deposits	173,078	82.13	2.62	163,982	81.85	4.14	144,546	52.68	4.83

Wholesale:
Certificates of deposit
Due within 1 year	33,700	15.99	3.28	33,298	16.62	5.71	125,166	45.62	6.13
Over 1 year through 3 years	3,968	1.88	3.83	3,075	1.53	5.60	4,659	1.70	6.55
Over 3 years	—	—	—	—	—	—	—	—	—

Total wholesale:	37,668	17.87	3.34	36,373	18.15	5.70	129,825	47.32	6.15

Total certificate accounts	141,267	67.03	3.53	146,263	73.00	5.24	232,523	84.75	5.98

Total deposit accounts	$210,746	100.00%	2.61%	$200,355	100.00%	4.21%	$274,371	100.00%	5.37%

(1)	Excludes mortgagors’ escrow payments.

Deposit Flow.    The following table summarizes the deposit activity of the Bank for the periods indicated.

	For the Years Ended September 30,
	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$200,355	$274,371	$282,965
Net increase (decrease) before interest credited	5,992	(81,969)	(17,679)
Interest credited	4,399	7,953	9,085

Balance at end of period	$210,746	$200,355	$274,371

Total increase (decrease) in deposit accounts	$10,391	$(74,016)	$(8,594)

Percentage increase (decrease)	5.19%	(26.98)%	(3.04)%

The balances of our wholesale deposits are more volatile than retail deposits. As wholesale deposits mature, these deposits are less likely to remain with CharterBank, as compared to the relatively stable balances of our core retail deposit base. While we expect our retail deposit base to increase in the next several years, the maturities of our wholesale deposits may outpace the growth of our retail deposit base. Accordingly, we plan to either utilize borrowed funds or increase the balances of our wholesale certificates of deposit to fund loans.

C.D. Maturities.    At September 30, 2002, we had $40.0 million in certificates of deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Retail:
Three months or less	$6,916	2.96%
Over three months through six months	7,856	3.86
Over six months through 12 months	7,951	3.68
Over 12 months	10,435	5.27

Total	33,158	4.07

Wholesale:
Three months or less	1,400	3.27
Over three months through six months	300	3.58
Over six months through 12 months	4,200	3.26
Over 12 months	900	3.69

Total	6,800	3.34

Total	$39,958	3.95%

C.D. Balances by Rates.    The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at the dates indicated.

	At September 30, 2002
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
Retail:
2.00% and below	$14,870	$242	$25	$—	$15,137	14.61%
2.01% to 3.00%	33,487	1,641	1,191	16	36,335	35.07
3.01% to 4.00%	13,021	1,998	1,583	571	17,173	16.58
4.01% to 5.00%	4,075	2,226	543	3,707	10,551	10.18
5.01% to 6.00%	5,305	1,868	689	4,796	12,658	12.22
6.01% and above	6,104	1,012	4,178	450	11,744	11.34

Total	$76,862	$8,987	$8,209	$9,540	$103,598	100.00%

Wholesale:
2.00% and below	$—	$—	$—	$—	$—	—
2.01% to 3.00	7,145	596	—	—	7,741	20.55
3.01% to 4.00%	23,877	1,192	395	—	25,464	67.60
4.01% to 5.00%	1,189	—	1,289	—	2,478	6.58
5.01% to 6.00%	397	397	—	—	794	2.11
6.01% to 7.00%	1,191	—	—	—	1,191	3.16

Total	$33,799	$2,185	$1,684	$—	$37,668	100.00%

Borrowings.    In addition to deposits, borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase provide an additional source of funds to finance our lending and investing activities. We also utilize borrowings to leverage our capital position. At September 30, 2002, our total borrowings were $411.0 million, as compared to $309.4 million at September 30, 2001. Our utilization of borrowings has contributed to our profitability and we will continue to employ borrowings as a source of funds. At the same time, we will consider whether to undertake future borrowings as a source of funds only after a complete review of numerous relevant factors including:

•	the potential interest spread and risks involved;

•	analysis of the current and anticipated interest rate environment;

•	the current and expected levels of our deposit base; and

•	various other risk factors associated with using borrowings as a source of funds.

Federal Home Loan Bank Advances.    At September 30, 2002, our outstanding FHLB advances totaled $274.0 million, as compared to $211.8 million at September 30, 2001. At September 30, 2002, CharterBank had pledged, under a specific collateral lien with the Federal Home Loan Bank of Atlanta:

•	all stock of the Federal Home Loan Bank of Atlanta held by CharterBank;

•	certain qualifying first mortgage loans with unpaid principal balances totaling $92.5 million; and

•	certain mortgage-backed securities and collateralized mortgage obligations with an aggregate fair value of $202.1 million.

At September 30, 2002, CharterBank has available lines of credit commitments with the FHLB totaling $301.5 million, of which $274.0 million was advanced and $27.5 million was available.

Securities Sold Under Agreements to Repurchase.    We had approximately $137.0 million of securities sold under agreements to repurchase outstanding at September 30, 2002, as compared to $97.7 million at September 30, 2001. The securities sold under agreement to repurchase at September 30, 2002 are secured by certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair market value, including accrued interest of $155.8 million, as compared to $102.7 million at September 30, 2001. All securities sold under the agreements to repurchase are under our control. The repurchase agreements at September 30, 2002 and 2001 have maturities of less than 45 days and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian.

The following table sets forth information concerning balances and interest rates on the Bank’s Federal Home Loan Bank advances and securities sold under agreement to repurchase at the dates and for the years indicated.

	At and for the Year Ended September 30,
	2002	2001	2000
	(Dollars in thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$260,253	$239,497	$239,921
Maximum amount outstanding at any month-end during the period	287,300	254,000	260,500
Balance outstanding at end of the year	274,000	211,750	234,750
Weighted average interest rate during the year	4.86%	5.97%	6.25%
Weighted average interest rate at end of year	4.53%	5.61%	6.32%

Securities sold under agreements to repurchase:
Average balance outstanding	$107,076	$117,600	$122,726
Maximum amount outstanding at any month-end during the year	158,727	157,963	153,308
Balance outstanding at end of the year	136,963	97,674	117,469
Weighted average interest rate during the year	2.21%	5.62%	6.64%
Weighted average interest rate at end of year	2.06%	3.25%	6.76%

The following table sets forth additional information on the maturities, interest rates, and balances of FHLB advances at the dates and for the years indicated.

	2002			2001
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$93,250,000	1.87-6.49%	2.77%	$—	—	—
One to two years	53,750,000	4.53-5.34	4.73	31,000,000	5.58-6.49	5.62
Two to three years	—	—	—	53,750,000	4.85-5.73	5.29
Thereafter	127,000,000	5.40-6.22	5.75	127,000,000	5.40-6.22	5.75

	$274,000,000		4.53	$211,750,000		5.61

Current and Planned Sources of Funds.    As discussed above, we expect to continue to rely on a combination of both retail and wholesale deposits to fund our operations. We will seek to grow the retail component of our funding structure, while reducing our dependence on brokered deposits as a source of funds. In this regard, the Auburn market, where we opened a branch in November 2001, offers a larger, higher growth market, than our current market area. In addition, our planned branch expansion within our targeted market area and ATMs should enhance our ability to attract retail deposits.

While we will reduce our reliance on wholesale fundings in the long term, the maturities of our wholesale fundings will most likely outpace the growth of our retail deposit base over the next several years. Thus, wholesale fundings, possibly including brokered deposits, credit union deposits and borrowings will continue to remain a significant source of funds for CharterBank in the near term. In addition to deposits and borrowings, other significant sources of funds include liquidity, loan repayments, maturing investments and retained earnings.

Investment in Limited Partnerships

In 1997, CharterBank purchased interests in two limited partnerships, for $7.0 million, which were formed to acquire mortgage servicing rights. CharterBank was allocated approximately 12% and 21% of the respective earnings or losses of these two partnerships. During 1998, CharterBank wrote off its entire limited partnership investment of $2.0 million in the partnership for which it had a previous 12% interest. As of September 30, 2002, CharterBank has recorded a $4.9 million valuation allowance relating to its $5.0 million limited partnership investment for which it has a 21% interest. For the year ended September 30, 2002, CharterBank recognized $564,164 equity in the net losses of the limited partnership, and $1,200,488 and $28,602 for the years ended September 30, 2001 and 2000, respectively. CharterBank’s equity investment in the limited partnership at September 30, 2002 was approximately $107,000. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the limited partnership interest.

Personnel

As of September 30, 2002, CharterBank had 147 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

FEDERAL AND STATE TAXATION

Federal

General.    For federal income tax purposes, we report income on the basis of a taxable year ending September 30, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Since reorganization, CharterBank and Charter Financial constitutes an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. However, Charter Financial and CharterBank will file separate federal and state income tax returns. CharterBank is not currently under audit by the IRS and has not been audited for the past five years. The last federal audit of CharterBank’s federal tax return was related to the fiscal year ended September 30, 1991.

Distributions.    To the extent that CharterBank makes “non-dividend distributions” to Charter Financial, such distributions will be considered to result in distributions from unrecaptured tax bad debt reserve as of December 31, 1987 (“base year reserve”), to the extent thereof and then from supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits will not be included in income.

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

Corporate Alternative Minimum Tax.    The Internal Revenue Code of 1986, as amended (the “Code”), imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by alternative minimum tax net operating loss carryovers of which we currently have none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. We have been subject to a tax on alternative minimum taxable income during the past five years.

Elimination of Dividends.    Charter Financial may exclude from its income 100% of dividends received from CharterBank as a member of the same affiliated group of corporations.

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

REGULATION OF CHARTERBANK AND CHARTER FINANCIAL

General

Charter Financial and First Charter, MHC are regulated as savings and loan holding companies by the OTS. CharterBank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. CharterBank must file reports with the OTS concerning its activities and financial condition. Charter Financial and First Charter, MHC are also required to file reports with, and otherwise comply with the rules and regulations of the

OTS. Charter Financial is also be required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

Gramm-Leach-Bliley Act

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on Charter Financial, First Charter, MHC, and CharterBank where relevant, is discussed throughout the regulation section below.

Any change in such laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on Charter Financial and CharterBank and their operations and stockholders.

Federal Banking Regulation

Activity Powers.    CharterBank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, CharterBank may invest in mortgage loans secured by residential and commercial real estate; commercial and consumer loans; certain types of debt securities; and certain other assets. CharterBank may also establish service corporations that may engage in activities not otherwise permissible for CharterBank, including certain real estate equity investments and securities and insurance brokerage. CharterBank’s authority to invest in certain types of loans or other investments is limited by federal law.

Loans-to-One-Borrower Limitations.    CharterBank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, CharterBank’s total loans or extensions of credit to a single borrower cannot exceed 15% of CharterBank’s unimpaired capital and surplus which does not include accumulated other comprehensive income. CharterBank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. CharterBank currently complies with applicable loans-to-one-borrower limitations.

QTL Test.    Under federal law, CharterBank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, CharterBank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, CharterBank’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct CharterBank’s business.

CharterBank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. CharterBank met the QTL test at September 30, 2002, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac stock, rather than the current market value of the stock.

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

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses, as defined includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At September 30, 2002, CharterBank met each of its capital requirements. See footnote 18 in the accompanying consolidated financial statements.

Community Reinvestment Act.    Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, CharterBank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for CharterBank nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of CharterBank, to assess CharterBank’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by CharterBank. The CRA also requires all institutions to make public disclosure of their CRA ratings. CharterBank received a “Satisfactory” CRA rating in its most recent examination.

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

•	lending test, to evaluate the institution’s record of making loans in its assessment areas;

•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

Transactions with Related Parties.    CharterBank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to CharterBank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of CharterBank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from CharterBank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

CharterBank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CharterBank’s capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit in excess of certain limits must be approved by CharterBank’s Board of Directors.

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

Standards For Safety And Soundness.    Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitation on Capital Distributions.    The OTS imposes various restrictions or requirements on CharterBank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. CharterBank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CharterBank’s net income for that year plus CharterBank’s retained net income for the previous two years. However, a savings association subsidiary of a savings and loan holding company, such as CharterBank, will continue to have to file a notice, unless the specific capital distribution requires an application.

The OTS may disapprove of a notice or application if:

•	CharterBank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.    CharterBank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Action Regulations.    Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized; and

•	critically undercapitalized.

At September 30, 2002, CharterBank met the criteria for being considered “well-capitalized.”

When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.

Insurance of Deposit Accounts.    CharterBank is a member of the Savings Association Insurance Fund, and CharterBank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

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

Federal Home Loan Bank System.    CharterBank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. CharterBank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500 or 5% of outstanding advances. CharterBank was in compliance with this requirement with an investment in the capital stock of the FHLB of Atlanta at September 30, 2002, of $14.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, CharterBank’s net interest income would be affected.

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

Prohibitions Against Tying Arrangements.    Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System

Under regulations of the Federal Reserve Board (the “FRB”), CharterBank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by FRB, and an initial reserve of $6.0 million plus 3%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.1 million. The first $5.7 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. CharterBank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce CharterBank’s interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation

Charter Financial and First Charter, MHC are savings and loan holding companies regulated by the OTS. As such, Charter Financial and First Charter, MHC are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Charter Financial and First Charter, MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

Restrictions Applicable to Charter Financial.    Because Charter Financial was organized after May 4, 1999, under the GLB Act, it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are “grandfathered” under the GLB Act and generally have no restrictions on their business activities. Charter Financial’s activities, however, will be restricted to:

•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•
any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (“BHC”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the BHC.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Banking Holding Company Act include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.;

•	merchant banking activities; and

•	portfolio investments made by an insurance company.

In addition, Charter Financial cannot be acquired or acquire a company unless the acquirer is engaged solely in financial activities.

Restrictions Applicable to Activities of Mutual Holding Companies.    Under federal law, a mutual holding company may engage only in the following activities:

•	investing in the stock of a savings institution;

•
acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

•	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

•
investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

•	the permissible activities described above for non-grandfathered savings and loan holding companies.

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

Restrictions Applicable to All Savings and Loan Holding Companies.    Federal law prohibits a savings and loan holding company, including Charter Financial and First Charter, MHC, directly or indirectly, from acquiring:

•	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

•
through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•
if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act’s principal legislation includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors.

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

USA Patriot Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased amendments to the Bank Secrecy Act, title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•
Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•
Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. At this time, a final rule is pending.

•
Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•
Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Federal Securities Law

Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2.     PROPERTIES

We currently conduct our business through five full-service banking offices and three loan production offices. As of September 30, 2002, the properties and leasehold improvements owned by us had an aggregate net book value of $6.2 million.

Location	Ownership	Year Opened	Year of Lease or License Expiration(1)	Deposits as of September 30, 2002
				(In thousands)

Administrative/Main Office:
600 Third Avenue West Point, Georgia	Owned	1965	—	$95,713

Branch Offices:
300 Church Street LaGrange, Georgia	Owned	1976	—	33,435

3500 20th Avenue(2) Valley, Alabama	Leased	1963	7/31/08	56,140

91 River Road(2) Valley, Alabama	Owned	1989	—	9,351

1605 East University Drive Auburn, Alabama	Owned	2001	—	16,107

Loan Production Offices:
15 Ruth Drive, Suite C Newnan, Georgia	Leased	1993	Month-to Month

1212 7th Avenue, Suite B and C Phenix City, Alabama	Leased	2001	2/15/03

113 North Mt. Pleasant Avenue Monroeville, Alabama	Leased	2000	Month-to Month

Brokerage Office:
307 Church Street, Suite A LaGrange, Georgia	Leased	2002	12/31/03

(1)    Lease expiration dates assume all options to extend lease terms are exercised.
(2)    Includes time period operated by Citizens National Bank prior to the Citizens acquisition.

ITEM 3.     LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our consolidated financial condition and results of operations.

PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quarterly Operating Results

	2002				2001
	1st qtr.	2nd qtr.	3rd qtr.	4th qtr.	1st qtr.	2nd qtr.	3rd qtr.	4th qtr.
Interest and dividend income	9,540	8,847	9,381	9,971	$13,484	12,535	11,411	10,641
Interest expense	5,716	5,318	5,352	5,459	9,541	8,344	7,205	6,556

Net interest and dividend income	3,824	3,529	4,029	4,512	3,943	4,191	4,206	4,085
Provision for loan losses	150	25	75	—	150	150	150	50
Net interest and dividend income after provision for loan losses	3,674	3,504	3,954	4,512	3,793	4,041	4,056	4,035

Noninterest income (loss)	1,231	1,039	(707)	376	503	793	434	(77)
Noninterest expense	3,964	3,564	3,168	3,503	2,794	2,980	2,581	3,061

Income before provision for income taxes	941	979	79	1,385	1,502	1,854	1,909	897

Income tax expense (benefit)	209	180	(114)	209	360	477	478	90

Net income	$732	$799	$193	$1,176	$1,142	$1,377	$1,431	$807

Other comprehensive income (loss)	$520	$(7,284)	$(3,913)	$(14,220)	$48,184	$(8,792)	$8,002	$(6,437)

Comprehensive income (loss)	$1,252	$(6,485)	$(3,720)	$(13,044)	$49,326	$(7,415)	$9,433	$(5,630)

Our common stock is listed on the Nasdaq National Market System for the Nasdaq Stock Market under the symbol “CHFN.” First Charter, MHC owns 15,857,924 shares, or 80% of our outstanding common stock. At September 30, 2002, there were 19,769,905 shares of common stock issued and outstanding, and there were approximately 300 holders of record. The price range for the common stock for the period from the issue date of October 16, 2001 to September 30, 2002 based on daily closing prices was as follows:

Period	High	Low	Dividend
October 16, 2001-December 31, 2001	$18.30	$14.25

January 1, 2002 - March 31, 2002	$25.10	$17.95

April 1, 2002 - June 30, 2002	$31.65	$24.18	$0.10 per share

July 1, 2002 - September 30, 2002	$30.06	$23.96	$0.10 per share

The stock price information set forth above has been provided by the Bloomberg. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

Dividends of ten cents per share have been declared in May, August and November of 2002. The payment of future dividends will be subject to determination by our board of directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by CharterBank to Charter Financial. We cannot guarantee that we will not reduce or eliminate dividends in the future.

When Charter Financial pays dividends to its stockholders, it is required to pay dividends to First Charter, MHC, unless First Charter, MHC elects to waive dividends. To date First Charter, MHC has waived dividends paid by Charter Financial. Any decision to waive dividends will be subject to regulatory approval.

Charter Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. The source of payment of any dividends will initially come from Charter Financial’s proceeds retained in the offering and dividend income on Charter Financial’s 1,700,000 shares of Freddie Mac common stock. Our ability to pay dividends in the future also depends on how much of our common stock we repurchase and upon the amount of funds available from CharterBank, which must provide the Office of Thrift Supervision with 30 days notice of its intention to make a capital distribution to Charter Financial. Office of Thrift Supervision regulations may also limit, in certain circumstances, CharterBank’s ability to make capital distributions.

ITEM 6.     SELECTED FINANCIAL DATA

The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Charter Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At September 30,
	2002	2001	2000	1999	1998
	(In thousands)
Selected Financial Data:(1)
Total assets	$982,561	894,920	$920,962	$883,686	$709,336
Loans receivable, net(2)	217,091	224,591	253,467	208,456	166,360
Investment and mortgage securities available for sale(3)	467,999	326,614	381,590	388,704	252,830
Freddie Mac common stock & other equity securities	260,215	302,623	251,661	242,336	261,310
Retail deposits	173,078	163,982	144,482	153,731	100,808
Total deposits	210,746	200,355	274,371	282,965	135,611
Deferred income taxes	96,040	112,379	92,120	88,869	93,681
Total borrowings	410,963	309,424	352,219	312,867	288,638
Total retained earnings	58,225	56,058	51,029	50,157	23,127
Accumulated other comprehensive income(4)	155,961	180,858	139,900	135,241	159,556
Total equity	249,166	236,916	190,929	185,398	182,683
Allowance for loan losses	5,179	5,290	6,346	5,710	2,054
Non-performing assets	3,683	2,746	3,461	2,211	436

	For the Years Ended September 30,
	2002	2001	2000	1999	1998
	(In thousands)
Selected Operating Data:(1)
Interest and dividend income	$37,740	$48,071	$53,949	$36,741	$28,991
Interest expense	21,845	31,645	36,647	23,341	19,409

Net interest income	15,895	16,426	17,302	13,400	9,582
Provision for loan losses	250	500	1,410	240	180

Net interest and dividend income after provision for loan losses	15,645	15,926	15,892	13,160	9,402

Total noninterest income (loss)	1,940	1,652	1,949	38,749	(3,307)
Total noninterest expenses	14,201	11,416	15,943	10,749	6,622

Income (loss) before provision for income taxes	3,384	6,162	1,898	41,160	(527)

Income tax expense (benefit)	484	1,406	1,260	14,333	(839)

Net income	$2,900	$4,756	$638	$26,827	$312

(1)	Reflects assets and liabilities transferred in reorganization on October 16, 2001 and income and expenses related thereto.

(2)	Loans are shown net of deferred loan fees and allowance for loan losses and exclude loans held for sale.

(3)	Includes all CharterBank investment and mortgage securities available for sale excluding Freddie Mac common stock.

(4)
Consists of unrealized holding gains and losses on Freddie Mac common stock, investments, mortgage-backed securities and collateralized mortgage obligations classified as available for sale, net of income taxes.

	At or for the Years Ended September 30,
	2002		2001		2000		1999		1998
Selected Financial Ratios and Other Data(7):
Performance:
Return on realized assets(8)	0.43%		0.76%		0.09%		5.41%		0.08%
Return on average assets	0.29		0.52		0.07		3.46		0.05
Comprehensive return on average assets(9)	(2.17)		4.98		0.59		0.32		7.99
Return on realized equity(8)	3.11		8.61		1.18		68.01		1.15
Return on average equity	1.06		2.08		0.38		12.70		0.19
Comprehensive return on average equity(10)	(7.06)		19.98		3.13		1.19		29.57
Average equity to average assets	30.68		24.92		18.90		27.25		27.01
Equity to total assets at end of period	25.36		26.47		20.73		20.98		25.75
Average interest rate spread(11)	0.10		(0.34)		0.37		(0.42)		(0.65)
Net interest margin(11)(12)	1.67		1.83		1.99		1.75		1.63
Average interest-earning assets to average interest-bearing liabilities	1.69	x	1.61	x	1.38	x	1.71	x	1.69	x
Total noninterest expense to average assets	1.40%		1.24%		1.78%		1.39%		1.09%
Efficiency ratio(13)	76.14		63.15		82.27		54.33		120.21

Regulatory Capital Ratios:
Tangible capital	10.16		9.44		7.49		7.02		5.20
Core capital	10.16		9.44		7.49		7.02		5.20
Risk-based capital	32.67		29.94		26.45		36.66		11.86

Asset Quality Ratios:
Non-performing loans as a percent of total loans	1.36		1.01		1.09		0.93		0.18
Non-performing assets as a percent of total assets	0.38		0.31		0.38		0.25		0.06
Allowance for loan losses as a percent of total loans	2.33		2.30		2.44		2.67		1.22
Allowance for loan losses as a ratio of non-performing loans	1.30	x	2.28	x	2.24	x	2.87	x	6.71	x

Number of:
Full-time equivalent employees	147		130		126		129		92

(7)	Asset quality ratios and regulatory capital ratios are end of period ratios.

(8)	Realized assets and equity exclude unrealized gains on Freddie Mac stock.

(9)
Comprehensive return on average assets represents comprehensive income divided by average assets. This is included because in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income; therefore comprehensive return on average assets provides useful information. This information is relevant because of Charter Financial’s significant investment in Freddie Mac common stock.

(10)
Comprehensive return on average equity represents comprehensive income divided by average equity. This is included because in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income; therefore, comprehensive return on average equity provides useful information. This information is relevant because of Charter Financial’s significant investment in Freddie Mac common stock.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

General

CharterBank’s results of operations depend primarily on earnings on investments and net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, consumer loans, mortgage related securities, and investment securities, such as our Freddie Mac common stock investment. Interest bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the FHLB of Atlanta. Our balance sheet at September 30, 2002 also contains noninterest bearing liabilities of approximately $119.5 million of which $96.0 million represents deferred taxes, principally relating to the unrealized gain on our Freddie Mac stock. Our results of operations also depend on our provision for loan losses, noninterest income and our noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains on sale of loans, gains (losses) on the sale of investment and mortgage securities, and service fees and charges.

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

The carrying value of the Company’s share (based on its underlying ownership interest) of limited partnerships is based on the company’s original investment adjusted for its pro rata share of the partnerships’ net income or losses.

Management Strategy

In recent years, we have adopted a growth-oriented strategy that has focused on expanding our retail banking operations, using our strong capital position to increase net income by funding the purchase of mortgage related securities with borrowings, continuing to hold our Freddie Mac stock investment and to utilize capital management tools including dividends and stock buybacks where appropriate.

Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing quality services at competitive prices. We have sought to implement this strategy by maintaining our core product offerings, including residential and commercial mortgage loans and a variety of checking and savings deposit products, while at the same time broadening our product lines and services, expanding delivery systems for our customers, and extending our branch network. More specifically, we seek to:

•	focus on expanding our retail banking franchise, and increasing the number of households served within our market area;

•
expand our commercial loan and deposit banking products and services for businesses, as a means to increase the yield on our loan portfolio, to attract lower cost deposit accounts and increase non-interest income;

•	increase convenience to customers as a means to compete for an increased share of our customers’ financial service business; and

•	increase the use of our existing alternative delivery channels, such as ATMs, Internet banking and telephone banking.

In addition, we offer competitive interest rates to attract new deposits and attempt to cross sell additional services to our customers as a way of expanding these relationships. We train our employees not only in the technical aspects of their jobs, but also in how to provide outstanding quality service to customers. We also continue to support our community through the actions of the Charter Foundation which was created in 1994. We believe that this growth-oriented strategy is best for our long term success and viability, and complements our existing commitment to high quality customer service.

CharterBank’s GAAP capital position has allowed us to engage in a second strategy of increasing net interest income through investment in mortgage related securities funded with advances from the FHLB and repurchase agreements. The margins involved in this type of wholesale investment strategy are narrower than those of a traditional retail bank due to lower yields on mortgage securities than other retail investments and the higher cost of borrowed funds than traditional retail deposits. While this wholesale strategy has helped to increase net interest income, it also has a negative effect on our interest rate spread and net interest margin.

As part of our strategy, we will continue to hold our large position of Freddie Mac common stock. This strategy has worked well for us with the total annual return on Freddie Mac stock averaging better than 17.5% for the past ten years.

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

Our lending activities have emphasized one-to-four family and commercial mortgage loans. Our sources of funds include retail deposits, FHLB advances, repurchase agreements and wholesale deposits. Retail deposits consist primarily of certificates of deposit, which have shorter terms to maturity than the loan portfolio, and transaction accounts. We employ several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•	Selling a majority of the 30 year and 15 year fixed-rate mortgages we originate to the secondary market, generally on a servicing released basis;

•
Maintaining the diversity of our existing loan portfolio through the origination of commercial real estate and consumer loans which typically have variable rates and shorter terms than residential mortgages;

•	Emphasizing investments with adjustable interest rates;

•	Maintaining fixed rate borrowings from the FHLB; and

•	Increasing retail transaction deposits which typically have long durations.

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

Historically, we believed our high level of capital allowed us to support a high level of interest rate risk which enhanced our long term income at the cost of increased volatility in the income stream. During fiscal 2001, we reduced our interest risk profile by selling fixed rate mortgage securities and replacing variable rate borrowings with fixed rate borrowings. These actions moved the Company from being significantly liability sensitive to being modestly asset sensitive.

Net Interest Income Simulation.    We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under two different interest rate environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one year time period following the current financial statement. With certain interest rates currently below 2.00%, using decreases of 200 and 300 basis points in our simulation model does not provide meaningful information.

The table below sets forth, as of September 30, 2002, the estimated changes in net portfolio value that would result from changes in interest rates as indicated over the applicable twelve-month period.

Net Portfolio Value
Change In Rates	$ Amount	$ Change	%Change	Post Shock Capital Ratio
(Dollars in thousands)
+300 bp	225,920	(14,312)	(5.96)%	31.08%
+200 bp	238,248	(1,984)	(0.83)%	31.97%
+100 bp	247,959	7,727	3.22%	32.80%
0 bp	240,232	—	0.00%	31.74%
-100 bp	228,202	(12,030)	(5.01)%	30.04%
-200 bp	218,528	(21,704)	(9.03)%	28.61%
-300 bp	209,464	(30,769)	(12.81)%	27.26%

The net portfolio value is the capital, the excess of assets over liabilities, after all assets and liabilities are marked to market. The net portfolio value decreases as interest rates increase more than 100 basis points because fixed rate loans and securities decline in value with the increase in rates. The net portfolio value also decreases as interest rate decreases because fixed rate loans and mortgage securities have a borrower option to prepay so the assets do not gain significantly in value as rates decline. Freddie Mac stock is held at a constant value through the interest rate shocks. At September 30, 2002, fixed rate investment and mortgage securities comprised $155.9 million or 34% of our total portfolio of investment and mortgage securities of $466.8 million. The disparate results on net portfolio value of interest rate increases versus interest rate decreases is sometimes referred to as negative convexity. The post shock capital ratio is the post shock net portfolio value as a percent of total assets.

The effects of interest rates on net portfolio value and net interest income are not predictable. Nevertheless, CharterBank’s management does not expect current interest rates to have a material adverse effect on CharterBank’s net portfolio value or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

Average Balance Sheet and Analysis of Net Interest Income.    The following tables depict the significant effect of the Freddie Mac stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac stock. Freddie Mac stock had a dividend return on cost basis of approximately 63.4% at September 30, 2002. However, the dividend yield on the market value of the Freddie Mac stock is only 1.32%. The appreciation over time in the market value of the Freddie Mac stock has created our strong accumulated other comprehensive income.

Overall, ratios have weakened slightly for the year ended September 30, 2002, as compared to the year ended September 30, 2001, due to the effects of the falling interest rate environment during this time period on our wholesale investment strategy and a 178 basis point decrease in the average cost of time deposits. In addition to overall lower interest rates, we changed our emphasis from focusing on time deposits to non-time deposits. During 2001, we locked in $157 million in fixed rate FHLB advances which helped limit the decrease in the average cost of borrowings to 176 basis points from 2001 to 2002. However, the lower interest rate environment also increased loan prepayments and lowered the yield on mortgage-related investments by 258 basis points in 2002. The yield on loans receivable decreased 98 basis points during the year ended September 30, 2002 compared to the year ended September 30, 2001. The cost of deposits decreased 190 basis points from 5.39% to 3.49% in comparing 2001 to the year ended September 30, 2002. The decrease in the cost of deposits is due to overall lower interest rates, a higher proportion of lower cost transaction accounts and our certificate of deposit pricing strategy implemented during 2002 that pays lower rates to customers maintaining lower balances. The combination of these rate changes reduced the overall net interest margin by 16 basis points from 1.83% for the year ended September 30, 2001 to 1.67% for the year ended September 30, 2002.

In the table below, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans.

	At September 30, 2002
	Actual Balance	Yield/Cost
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$2,127	1.87%
FHLB common stock	14,365	5.25%
Mortgage-backed securities and collateralized mortgage obligations available for sale	455,940	3.97%
Other investment securities available for sale	12,059	3.16%
Loans receivable	217,091	7.25%

Total interest-earning assets excluding Freddie Mac common stock	701,582	4.91%
Freddie Mac common stock	260,215	1.36%

Total interest-earning assets including Freddie Mac common stock	961,797	3.95%
Total noninterest earning assets	20,764	—

Total assets	$982,561	3.86%

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$26,384	1.10%
Savings accounts	9,132	0.75%
Money market deposit accounts	26,110	1.72%
Certificates of deposit accounts	141,267	3.53%

Total interest-bearing deposits	202,893	2.85%
Borrowed funds	410,963	3.71%

Total interest-bearing liabilities	613,856	3.43%
Noninterest-bearing deposits	7,853	—
Other noninterest-bearing liabilities	111,687	—

Total noninterest-bearing liabilities	119,540	—
Total liabilities	733,396	2.87%
Total equity	249,165

Total liabilities and stockholders’ equity	$982,561

(footnotes on following page)

	For the Years Ended September 30,
	2002			2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$4,013	$78	1.97%	$7,213	$344	4.77%	$2,625	$159	6.06%
FHLB common stock and other equity securities	13,623	770	5.64	12,486	899	7.20	12,660	971	7.67
Mortgage-backed securities and collateralized mortgage obligations available for sale	400,525	15,473	3.86	328,648	21,150	6.44	381,924	27,477	7.19
Other investment securities available for sale	13,467	513	3.81	9,866	652	6.61	18,152	1,194	6.58
Loans receivable	215,632	16,903	7.84	243,243	21,442	8.82	240,401	21,076	8.77

Total interest-earning assets excluding Freddie Mac common stock	647,260	33,737	5.21	601,455	44,487	7.40	655,762	50,877	7.76
Freddie Mac common stock	302,149	4,003	1.32	297,834	3,584	1.20	214,076	3,072	1.44

Total interest-earning assets including Freddie Mac common stock	949,409	37,740	3.98	899,289	48,071	5.35	869,838	53,949	6.20
Total non-interest earning assets	64,384	—	—	18,690	—	—	22,656	—	—

Total assets	$1,013,793	$37,740		$917,980	$48,071		$892,494	$53,949

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	18,006	176	0.98	14,512	249	1.72	13,717	282	2.06
Savings accounts	8,848	80	0.90	8,261	161	1.95	8,585	275	3.20
Money market deposit accounts	22,049	349	1.58	14,254	565	3.96	10,063	483	4.80
Certificates of deposit accounts	146,779	6,221	4.24	162,222	9,762	6.02	230,482	12,892	5.59

Total interest-bearing deposits	195,682	6,826	3.49	199,249	10,737	5.39	262,847	13,932	5.30
Borrowed funds	367,329	15,019	4.09	357,098	20,908	5.85	365,745	22,715	6.21

Total interest-bearing liabilities	563,011	21,845	3.88	556,347	31,645	5.69	628,592	36,647	5.83
Noninterest-bearing deposits	10,407	—	—	8,516	—	—	8,472	—	—
Other noninterest-bearing liabilities	129,005	—	—	124,365	—	—	86,297	—	—

Total noninterest-bearing liabilities	139,412	—	—	132,881	—	—	94,769	—	—

Total liabilities	702,423	21,845	3.11	689,228	31,645	4.59	723,361	36,647	5.02
Total equity	311,370	—		228,752	—		169,133	—

Total liabilities and equity	$1,013,793	$21,845		$917,980	$31,645		$892,494	$36,647

Net interest income, including Freddie Mac common stock		$15,895			$16,426			$17,302

Net interest rate spread, including Freddie Mac common stock(1)			0.10%			(0.34%)			0.37%
Net interest margin, including Freddie Mac common stock(2)			1.67%			1.83%			1.99%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock	168.63%			161.64%			138.38%
Net interest income excluding Freddie Mac common stock dividends		$11,892			$12,842			$14,230

Net interest rate spread excluding Freddie Mac common stock(3)			1.33%			1.71%			1.93%
Net interest rate margin excluding Freddie Mac common stock(4)			1.84%			2.14%			2.17%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock	114.96%			108.11%			104.32%

(footnotes on following page)

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Rate/Volume Analysis.    The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

(1)	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

(2)	interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

(3)	the net change.

	Year Ended September 30, 2002 Compared to Year Ended September 30, 2001 Increase/(Decrease)
	Due to
	Volume	Rate	Combined	Net
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(153)	$(204)	$92	$(265)
FHLB common stock and other equity securities	79	(191)	(17)	(129)
Mortgage-backed securities and collateralized mortgage obligations available for sale	4,627	(8,454)	(1,850)	(5,677)
Other investment securities available for sale	238	(276)	(101)	(139)
Loans receivable	(2,434)	(2,375)	270	(4,539)

Total interest-earning assets	2,357	(11,500)	(1,606)	(10,749)
Freddie Mac common stock	—	419	—	419

Total interest-earning assets and Freddie Mac common stock	$2,357	$(11,081)	$(1,606)	$(10,330)

Interest-bearing liabilities:
NOW accounts	$60	$(107)	$(26)	$(73)
Savings accounts	11	(86)	(6)	(81)
Money market deposit accounts	309	(340)	(185)	(216)
Certificates of deposit	(929)	(2,886)	274	(3,541)

Total interest-bearing deposits	(549)	(3,419)	57	(3,911)
Borrowed funds	599	(6,307)	(181)	(5,889)

Total interest-bearing liabilities	$50	$(9,726)	$(124)	$(9,800)

Change in net interest income including Freddie Mac common stock	$2,307	$(1,355)	$(1,482)	$(530)

	Year Ended September 30, 2001 Compared to Year Ended September 30, 2000 Increase/(Decrease)				Year Ended September 30, 2000 Compared to Year Ended September 30, 1999 Increase/(Decrease)
	Due to				Due to
	Volume	Rate	Combined	Net	Volume	Rate	Combined	Net
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$278	$(34)	$(59)	$185	$(21)	$37	$(5)	$11
FHLB common stock and other equity securities	(13)	(59)	—	(72)	190	35	10	235
Mortgage-backed securities and collateralized mortgage obligations available for sale	(3,831)	(2,882)	386	(6,327)	7,661	2,195	1,029	10,885
Other investment securities available for sale	(548)	5	1	(542)	(469)	202	(63)	(330)
Loans receivable	249	109	8	366	4,995	832	(234)	5,593

Total interest-earning assets	(3,865)	(2,861)	336	(6,390)	12,356	3,301	737	16,394
Freddie Mac common stock	—	(512)	—	512	(750)	1,361	(265)	346

Total interest-earning assets	$(3,865)	$(2,349)	$336	$(5,878)	$11,606	$4,662	$472	$16,740

Interest-bearing liabilities:
NOW accounts	$6	$(47)	$8	$(33)	$138	$8	$8	$154
Savings accounts	(10)	(107)	3	(114)	93	84	(194)	(17)
Money market deposit accounts	201	(84)	(35)	82	73	72	17	162
Certificates of deposit	(4,108)	986	(8)	(3,130)	2,909	231	70	3,210

Total interest-bearing deposits	(3,911)	748	(32)	(3,195)	3,213	395	(99)	3,509
Borrowed funds	(537)	(1,298)	28	(1,807)	6,139	2,479	1,179	9,797

Total interest-bearing liabilities	$(4,448)	$(550)	$(4)	$(5,002)	$9,352	$2,874	$1,080	$13,306

Change in net interest income	$583	$(1,799)	$340	$(876)	$2,254	$1,788	$(608)	$3,434

Comparison of Financial Condition at September 30, 2002 and 2001

Our total assets increased $87.7 million, or 9.80%, to $982.6 million at September 30, 2002 from $894.9 million at September 30, 2001. The increase was primarily due to the increase in mortgage-related securities. Total loans decreased $7.5 million, or 3.37%, to $222.4 million at September 30, 2002 compared to $229.9 million at September 30, 2001. The one-to-four family residential real estate portfolio decreased by $20.3 million, or 18.64% from $129.2 million at September 30, 2001 to $108.9 million at September 30, 2002. With the present strategy of selling fixed rate loans to the secondary market and the refinances that took place late in fiscal year 2002 and 2001, we did not keep the refinanced long term fixed rate loans in portfolio, causing the decline in the overall one-to-four family residential real estate. The consumer and other loan portfolio decreased $3.6 million or 18.09% from $23.5 million at September 30, 2001 to $19.9 million at September 30, 2002. The decrease in the consumer portfolio was primarily due to runoff of the loans acquired in the Citizens acquisition and reductions in second mortgages and home equity loans due to refinancings. Commercial real estate and other commercial loans increased by $6.8 million and $9.8 million, respectively, during the year ended September 30, 2002.

Mortgage-backed securities and collateralized mortgage obligations increased from $326.6 million to $455.9 million for an increase of $129.3 million or 39.59% as we utilized additional capital through wholesale leverage. The market value of Freddie Mac stock decreased $42.4 million, or 14.02%, from $302.6 million to $260.2 million.

Total deposits increased from $200.4 million at September 30, 2001 to $210.7 million at September 30, 2002 due to an increase of $15.4 in non-time deposits. In order to meet our funding needs, management will continue to rely on borrowings, especially Federal Home Loan Bank advances. With overall asset growth increasing, borrowings increased from $309.4 million at September 30, 2001 to $411.0 million at September 30, 2002, a 32.81% increase.

Our total stockholders’ equity, which is comprised of common stock, additional paid-in capital, treasury stock, unearned compensation, retained earnings and accumulated other comprehensive income, increased $12.3 million, or 5.15%, to $249.2 million at September 30, 2002. The initial public stock offering in October added net proceeds of $34.0 million to stockholders’ equity, adjusted for the effect of the ESOP. Accumulated other comprehensive income at Charter Financial is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income at September 30, 2002 was $156.0 million, a $24.9 million decrease from the balance at September 30, 2001 of $180.9 million. The decrease in accumulated other comprehensive income is mainly attributable to the decrease in the market value of our Freddie Mac common stock investment.

Comparison of Operating Results for Years Ended September 30, 2002 and 2001

General

Net income of $2.9 million for the year ended September 30, 2002 represents a $1.9 million decrease from net income of $4.8 million for the year ended September 30, 2001. This decrease was due primarily to the recording of a $1.5 million loss on the sale of a WorldCom bond, and increased noninterest expenses associated with our branching strategy, new stock compensation programs, and commercial lending growth.

Net interest income during the year ended September 30, 2002 decreased slightly due to lower interest rates which was partially offset by a $250,000 decrease in provision for loan losses. Noninterest expenses for the year ended September 30, 2002 increased as compared to the year ended September 30, 2001 due to the ESOP and other stock benefits, cost of operating the new Auburn branch, and the additional talent hired to help grow the commercial real estate and commercial loan portfolios.

Ratio Analysis

We believe our return on equity can be measured in three ways. The first is the traditional return on total equity which is net income divided by average total equity. The second is return on realized equity which is net income divided by realized equity which excludes unrealized gains on available for sale securities. The third is comprehensive return on equity which is comprehensive income divided by average total equity.

	Year Ended September 30,
	2002	2001
Return on total equity	1.06%	2.08%
Return on realized equity	3.11	8.61
Comprehensive return on equity	(7.06)	19.98

Each of these measures has its strengths and weaknesses. The return on total equity is the traditional measure. However, in the Company’s case the total equity measure shows a low result because it does not reflect unrealized gains and losses on Freddie Mac common stock in net income. The return on realized equity excludes unrealized gains on Freddie Mac common stock from both net income and equity. The comprehensive return on equity reflects the overall increase or decrease in value as reflected by the stock price of Freddie Mac common stock which is an accurate long-term measure but exhibits high levels of volatility in short time periods.

The return on assets measures as shown below similarly reflect the effects of including or not including the significant unrealized gains and losses on the Freddie Mac common stock.

	Year Ended September 30,
	2002	2001
Return on average total assets	0.29%	0.52%
Return on realized assets	0.43	0.76
Comprehensive return on assets	(2.17)	4.98

Comprehensive Income (Loss)

Other comprehensive income (loss) for the year ended September 30, 2002 was a loss of $24.9 million compared to income of $41.0 million for the year ended September 30, 2001. The per share price of Freddie Mac stock decreased from $65.00 at September 30, 2001 to $55.90 at September 30, 2002, resulting in an after tax decrease in our Freddie Mac stock investment of $26.0 million. Other comprehensive income relating to mortgage securities and other investments decreased by $8.6 million to $1.1 million from $9.7 million for the year ended September 30, 2001. The decrease in income was due to the high level of appreciation in fixed rate mortgage related securities in the year ended September 30, 2001 as interest rates declined steadily throughout fiscal 2001. The more stable interest rates in fiscal 2002 led to lower levels of fair value fluctuation in investment and mortgage securities.

	Year Ended September 30, 2002
	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2001	4,655,000	$65.00	$302,575,000	$181,902,699
September 30, 2002	4,655,000	55.90	260,214,500	155,893,352

Change in Freddie Mac stock		(9.10)		(26,009,347)
Other comprehensive income related to mortgage securities and other investments				1,112,500

Total other comprehensive loss				$(24,896,847)

	Year Ended September 30, 2001
	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2000	4,655,000	54.0625	251,660,938	150,641,464
September 30, 2001	4,655,000	65.0000	302,575,000	181,902,699

Change in Freddie Mac stock		10.9375		31,261,235
Other comprehensive income related to mortgage securities and other investments				9,696,208

Total other comprehensive income				$40,957,443

Interest Income

Total interest and dividend income excluding Freddie Mac stock was $33.7 million for the year ended September 30, 2002, a 24.27% decrease over interest and dividend income excluding Freddie Mac stock of $44.5 million for the year ended September 30, 2001. Interest on loans decreased $4.5 million, or 21.03%, to $16.9 million from $21.4 million for the year ended September 30, 2001. The average balance of loans receivable decreased $27.6 million from $243.2 million for the year ended September 30, 2001 to $215.6 million for the year ended September 30, 2002. Interest on investment debt securities available for sale decreased $139,000 to $513,000 for the year ended September 30, 2002 from $652,000 for the year ended September 30, 2001. Dividend income on Freddie Mac stock increased by $400,000 to $4.0 million for the year ended September 30, 2002 from $3.6 million for the year ended September 30, 2001 due to the increase in quarterly dividends of Freddie Mac stock from $0.20 per share to $0.22 per share. Interest on mortgage-backed securities and collateralized mortgage obligations decreased by $5.6 million to $15.5 million for the year ended September 30, 2002 from $21.1 million for the year ended September 30, 2001. The decrease was due to lower yields as the yields on variable rate securities dropped with interest rates and prepayments accelerated in the lower interest rate environment and reinvestments were at lower rates. The yield on interest-earning assets excluding Freddie Mac stock decreased 219 basis points. Total interest-earning assets excluding Freddie Mac stock averaged $647.2 million for the year ended September 30, 2002, up from $601.5 million from the comparable 2001 period, a 7.61% increase. The average yield on loans, net, decreased 98 basis points to 7.84%, while the yield on mortgage-related securities decreased from 6.44% for the year ended September 30, 2001 to 3.86% for the year ended September 30, 2002 reflecting the declining interest rate environment during this time period.

Interest Expense

Total interest expense for the year ended September 30, 2002 was $21.8 million, a $9.8 million, or 30.98%, decrease from the year ended September 30, 2001. The decrease is attributable to a 181 basis point decrease in the average cost of interest-bearing liabilities which was partially offset by a $6.7 million increase in the average balance of interest-bearing liabilities from $556.3 million for the year ended September 30, 2001 to $563.0 million for the year ended September 30, 2002. The decrease in average cost was primarily due to the 176 basis point decrease in the cost of borrowed funds as compared to the year ended September 30, 2001 and to a lesser extent a 190 basis point drop in the cost of deposits. The decrease reflects the lower interest rate environment that prevailed during 2002 compared to 2001 and the rate-sensitive nature of our liabilities.

Interest expense on deposits decreased $3.9 million, or 36.43%, to $6.8 million for the year ended September 30, 2002 compared with $10.7 million for the year ended September 30, 2001. The average balance of certificates of deposit decreased $15.4 million to $146.8 million for the year ended September 30, 2002 from $162.2 million for the year ended September 30, 2001 due to less aggressive retail CD rates being offered. Due to the declining interest rate environment during this period, an increased proportion of lower cost transaction deposit accounts, and a strategy that is less aggressive in the rates paid for certificates of deposit, the average cost of interest-bearing deposits decreased 190 basis points during the year ended September 30, 2002. Interest expense on money market balances decreased $216,000 from the year ended September 30, 2001 to the year ended September 30, 2002, as the average balance of these accounts increased $7.8 million and the cost decreased 238 basis points.

Interest expense on borrowed funds decreased $5.9 million as a result of the $10.2 million increase in the average balance of borrowed funds and the 176 basis point decrease in the average cost of borrowed funds. The decrease in the average cost was attributed to the declining interest rate environment.

Net Interest Income

Net interest income excluding the effects of Freddie Mac stock decreased $950,000, or 7.04%, to $11.9 million for the year ended September 30, 2002 compared with $12.8 million for the year ended September 30, 2001. The net interest rate spread excluding effects of Freddie Mac stock- the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities – dropped by 38 basis points as the yield on interest-earning assets excluding Freddie Mac common stock decreased at a higher rate than the average cost of interest-bearing liabilities. The net interest margin – net interest income divided by average total interest-earning assets – decreased 30 basis points. Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, the dividend rate as compared to the market value of our Freddie Mac stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 63%. Second, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans and our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. This lowers our net interest margin and net interest spread. However, our wholesale investment strategy has historically increased net interest income and increased our capital efficiency. Net interest income including Freddie Mac stock dividends for the year ended September 30, 2002 decreased $500,000, or 3.05%, to $15.9 million compared with $16.4 million for the year ended September 30, 2001. The net interest rate spread including Freddie Mac stock increased 44 basis points to 0.10% for the year ended September 30, 2002 from negative 0.34% for the prior year. Traditional bank measures such as net interest rate spread and net interest rate margin will improve as the market value of the Freddie Mac stock becomes a smaller portion of our earning assets. The average balance of the Freddie Mac stock was $302.1 million for the year ended September 30, 2002 as compared to $297.8 million for the year ended September 30, 2001. The net interest margin, which is net interest income including dividends on Freddie Mac stock divided by average total interest-earning assets, decreased 16 basis points to 1.67% for the year ended September 30, 2002.

Provision for Loan Losses and Asset Quality

For the year ended September 30, 2002, we recorded a $250,000 provision for loan losses, compared to $500,000 for the year ended September 30, 2001. Gross charge-offs totaled $816,000 for the year ended September 30, 2002 as compared to the prior year total of $2.1 million. The lower provision in 2002 reflects:

(1)
lower levels of charge-offs – Net charge-offs for the year ended September 30, 2002 were $361,000 compared to net charge-offs of $1.6 million for the year ended September 30, 2001. During the year ended September 30, 2002, CharterBank experienced an increase in nonperforming loans with the weakened economic conditions; however, the majority of nonperforming loans are residential real estate loans where the risk of loss is lower. During fiscal 2001, CharterBank had heavier net charge-offs in its consumer portfolio ($987,000) with modest net recoveries ($41,000) on such loans in fiscal 2002.

(2)
a decline in the overall loan portfolio of $7.5 million—CharterBank’s reserve methodology requires reserves based on a percentage of the outstanding balance for each type of loan. The percentage is based on CharterBank’s estimate of losses inherent within that type of loan.

The allowance for loan losses as of September 30, 2002 was 2.33% of total loans compared with 2.30% at September 30, 2002. The allowance remained stable at approximately 2.3% of loans as potential losses on the loans acquired in the Citizens National acquisition decreased and weakened economic conditions resulted in increases in the level of nonaccrual real estate loans, specifically one-to-four family and thus increased reserves on these loans. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

The table below shows under-performing (loans 90 days or more delinquent that are still accruing interest) and non-performing assets:

	September 30, 2002	September 30, 2001
	(In thousands)
Underperforming loans	$133	$218
Total non-performing loans	3,013	2,312
Foreclosed real estate, net	670	434

Total non-performing assets	3,683	2,746
Non-performing loans to total loans	1.36%	1.01%
Non-performing assets to total assets	0.37%	0.31%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The largest components of the loan portfolio are one-to-four family residential loans and commercial real estate loans. The risk of this type of lending is a downturn in economic environment resulting in reduced capacity to repay and/or depreciated property values. The Company has mitigated the risk to these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

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

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 60.0%, 17.5% and 5.0% respectively. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming one-to-four family loans in the portfolio are reserved at lower percentages. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt.

Noninterest Income

Noninterest income increased to $1.9 million for the year ended September 30, 2002 compared with $1.7 million in the prior year, an 11.8% increase. The primary cause of the increase was an increase of $280,000 in the gain on loans sold, an increase of $177,000 in fees on deposits and a $636,000 decrease in the equity loss in a mortgage servicing limited partnership. These increases were mostly offset with a $1.5 million loss on the sale of a bond issued by Intermedia which was subsequently acquired by WorldCom. CharterBank had approximately $700,000 in net gains on the sale of mortgage and other investment securities during the year ended September 30, 2002 in the falling rate market.

The limited partnership invested in mortgage loan servicing. Accordingly, income substantially fluctuates based on the underlying market value of related mortgage servicing rights. This market value is impacted by loan prepayment activity and the future expectation of such activity. As rates fall, the level of prepayment and expectation for future prepayments increase which results in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates adversely affected our equity in earnings of limited partnerships. The loss on the partnership was partially offset by $1.9 million in gains on the sale of loans and servicing released loan fees in 2002. The lower interest rate environment and related refinancing associated with such periods during 2002 was a major catalyst in our significant increase in gain on the sale of loans and servicing released loan fees from the prior year.

Loss on sale of mortgage-backed securities and investments was $816,000 for the year ended September 30, 2002 as compared to a loss of $1,000 for the same period in 2001, a difference of $815,000 in income for the year ended September 30, 2002. The $816,000 loss was comprised of the above mentioned $1.5 million loss on the WorldCom bond and net gains of approximately $700,000 on mortgage securities and other investment securities.

Noninterest Expense

Total noninterest expense increased $2.8 million, or 24.56%, to $14.2 million for the year ended September 30, 2002 compared with $11.4 million for the prior year. The primary cause of the increase was due to increases in salaries and benefits, occupancy, marketing, and legal and professional.

Salaries and employee benefits expense increased $1.3 million from $6.2 million for the year ended September 30, 2001 compared to $7.4 million for the same time period in 2002. The major factor in the increase of compensation expense was the addition of new personnel employed in the commercial real estate lending of CharterBank, the Auburn branch which opened in fiscal 2002, and compensation expense resulting from the ESOP and other stock based benefits that were adopted in fiscal 2002.

Occupancy and equipment expenses increased $348,000, or 22.04%, for the year ended September 30, 2002 as compared to the same period in 2001 primarily due to our new full-service branch in Auburn that opened in November 2001.

Marketing expenses increased $357,000, or 79.62%, for the year ended September 30, 2002, as compared to the same period in 2001 primarily due to our retail banking initiatives, including market expansion and promotions to target transaction account deposit growth.

Legal and professional expense increased to $1.2 million for the year ended September 30, 2002 from $640,000 for the year ended September 30, 2001. The high level of professional fees and expenses in fiscal 2002 was attributable to expenses related to the retail market expansion and the public company expenses.

Income Taxes

Income taxes decreased from $1.4 million for the year ended September 30, 2001 to $484,000 for the year ended September 30, 2002. The effective tax rate was 14.31% in 2002 and 22.82% in 2001. In both fiscal 2002 and fiscal 2001, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax. There can be no assurance that future periods will result in similar benefits.

Comparison of Financial Condition at September 30, 2001 and 2000

Our total assets decreased $26.0 million, or 2.91%, to $894.9 million at September 30, 2001 from $921.0 million at September 30, 2000. The decrease was primarily due to reductions in the one-to-four family residential loan portfolio, consumer loan portfolio and the mortgage backed securities and collateralized mortgage obligations. An increase in the market value of our Freddie Mac stock from $251.7 million at September 30, 2000 to $302.6 million at September 30, 2001 partially offset the decline in portfolio loans and mortgage-related investments.

Total loans decreased $29.7 million, or 11.46%, to $229.9 million at September 30, 2001 compared to $259.7 million at September 30, 2000. The one-to-four family residential real estate loan portfolio decreased by $23.6 million, or 15.44% from $152.8 million at September 30, 2000 to $129.2 million at September 30, 2001. With the present strategy of selling fixed rate loans to the secondary market and the refinances that took place late in fiscal year 2001 we were not able to keep the refinanced loans in portfolio, causing the decline in the overall one-to-four family residential real estate loans. The consumer and other loan portfolio decreased $6.3 million or 21.32% from $29.9 million at September 30, 2000 to $23.5 million at September 30, 2001. The decrease in the consumer portfolio was primarily due to runoff of the loans acquired in the Citizens acquisition.

Mortgage-backed securities and collateralized mortgage obligations decreased from $367.7 million to $326.6 million for a decrease of $41.1 million or 11.18%. The market value of Freddie Mac stock increased $50.9 million, or 20.2%, from $251.7 million to $302.6 million.

Total deposits declined from $274.4 million at September 30, 2000 to $200.3 million at September 30, 2001 mainly due to $89.3 million in brokered deposits that matured during the year and were not renewed. This decrease was partially offset by an increase of $19.4 million in retail deposits. In light of the difficulty raising new retail deposits and the magnitude of CharterBank’s funding needs, management will continue to rely on borrowings, especially Federal Home Loan Bank advances. With overall asset growth declining, borrowings declined from $352.2 million at September 30, 2000 to $309.4 million at September 30, 2001, a 12.15% decrease.

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

Comparison of Operating Results for the Years Ended September 30, 2001 and 2000

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

Net interest income after provision for loan losses during the year ended September 30, 2001 increased slightly due to a $910,000 decrease in provision for loan losses. Noninterest expenses for the year ended September 30, 2001 decreased as compared to September 30, 2000 due to fiscal 2000 having the charge of $4.5 million for amortization and impairment of intangible assets resulting from the Citizens acquisition. There was an increase of $1.3 million in compensation and benefits in fiscal 2001 due to additional talent hired to help grow the commercial and mortgage loan portfolios and the additional expense of having employees added in the Auburn, Alabama branch.

Comprehensive Income

Other comprehensive income for the year ended September 30, 2001 was $41.0 million compared to $4.6 million for the year ended September 30, 2000. The per share price of Freddie Mac stock increased from $54.0625 at September 30, 2000 to $65.00 at September 30, 2001, resulting in an after tax increase in our Freddie Mac investment of $31.3 million. Other comprehensive income relating to mortgage securities and other investments increased by $9.7 million as a result of the lower interest rate environment which increased the fair value of our fixed-rate mortgage securities. Other comprehensive income for the year ended September 30, 2000 was relatively low due to a $1.2 million comprehensive loss relating to mortgage and other securities. This comprehensive loss was offset by the net unrealized gains on Freddie Mac stock which increased during fiscal year 2000 because of an increase in the price per share of Freddie Mac common stock from $52.00 at September 30, 1999 to $54.0625 at September 30, 2000. There was also a comprehensive loss relating to mortgage securities and other investments because of increasing interest rates on the fair market value of fixed rate securities in our portfolio at September 30, 2000.

	Year Ended September 30, 2001
	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2000	4,655,000	$54.0625	251,660,938	150,641,464
September 30, 2001	4,655,000	65.0000	302,575,000	181,902,699

Change in Freddie Mac stock		10.9375		31,261,235
Other comprehensive income related to mortgage securities and other investments				9,696,208

Total other comprehensive income				$40,957,443

	Year Ended September 30, 2000
	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 1999	4,655,000	$52.0000	$242,060,000	$144,746,489
September 30, 2000	4,655,000	54.0625	251,660,938	150,641,464

Change in Freddie Mac stock		2.0625		5,894,975
Other comprehensive loss related to mortgage securities and other investments				(1,236,353)

Total other comprehensive income				$4,658,622

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

Net Interest Income

Net interest income excluding the effects of Freddie Mac stock decreased $1.4 million, or 9.8%, to $12.8 million for the year ended September 30, 2001 compared with $14.2 million for the year ended September 30, 2000. The net interest rate spread — the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities — fell by 71 basis points as the yield on interest-earning assets excluding Freddie Mac common stock decreased at a higher rate than the average cost of interest-bearing liabilities. The net interest margin — net interest income divided by average total interest-earning assets — decreased 3 basis points. Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, the dividend rate as compared to the market value of our Freddie Mac stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeded 56% in fiscal 2001. Second, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans and our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. This lowers our net interest margin and net interest spread. However, our wholesale investment strategy has historically increased net interest income. Net interest income including Freddie Mac stock dividends for the year ended September 30, 2001 decreased $876,000, or 6.2%, to $16.4 million compared with $17.3 million for the year ended September 30, 2000. The net interest rate spread including Freddie Mac stock decreased 71 basis points to negative 0.34% for the year ended September 30, 2001 from positive 0.37% for the prior year. The decrease was attributable to the higher market value of the Freddie Mac stock during the year. Traditional bank measures such as net interest rate spread and net interest rate margin would improve as the market value of the Freddie Mac stock becomes a smaller portion of our earning assets. The average balance of the Freddie Mac stock was $297.8 million for the year ended September 30, 2001 as compared to $214.1 million for the year ended September 30, 2000. The net interest margin, which is net interest income including dividends on Freddie Mac stock divided by average total interest-earning assets, decreased 16 basis points to 1.83% for the year ended September 30, 2001.

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

(1)
lower levels of non-performing loans — Net charge-offs for the year ended September 30, 2001 were $1.6 million compared to net charge-offs of $774,000 for the year ended September 30, 2000. Non-performing loans at September 30, 2001 were $2.3 million compared to $2.8 million at September 30, 2000. The largest components of this change were a $707,000 increase in one-to-four family residential loans offset by a $782,000 decrease in nonaccrual auto loans and an $114,000 decrease in nonaccrual nonresidential loans. Charge-offs in one-to-four family loans as a percentage of total loans are generally a lesser percentage of the loan balance than most other types of loans.

(2)
a decline in the overall loan portfolio of $29.7 million — CharterBank’s reserve methodology requires reserves based on a percentage of the outstanding balance for each type of loan. The percentage is based on CharterBank’s estimate of losses inherent within that type of loan.

The allowance for loan losses as of September 30, 2001 was 2.3% of total loans compared with 2.4% at the end of the comparable 2000 period. The decrease in the coverage ratio reflects the fiscal 2001 charge-offs of the portfolio acquired in the Citizens acquisition and the resulting higher quality of the portfolio after these charge-offs. The relatively high coverage ratio for both years as compared to other community banks and CharterBank’s historical level reflects the additional losses inherent in the portfolio acquired in the Citizens acquisition, the growth in the commercial real estate portfolio, and signs of a slowdown in the local economy.

Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

The table below shows under-performing (loans 90 days or more delinquent, yet still accruing interest) and non-performing assets:

	September 30, 2001	September 30, 2000
	(In thousands)
Underperforming loans	$218	$159
Total non-performing loans	2,312	2,831
Foreclosed real estate, net	434	630
Total non-performing assets	2,746	3,461
Non-performing loans to total loans	1.01%	1.09%
Non-performing assets to total assets	0.31%	0.37%

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 60.0%, 17.5% and 5.0% respectively. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming one-to-four family loans in the portfolio are reserved at lower percentages. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt. We update credit scores on our portfolio approximately every eighteen months and analyze based on loan plan, loan to value, and credit score. This analysis is used to validate the loan loss reserve matrix as well as assist in establishing overall lending direction.

Noninterest Income

Noninterest income decreased to $1.7 million for the year ended September 30, 2001 compared with $1.9 million in the prior year, a 15.8% decline. The primary cause of the decrease for the year ended September 30, 2001 was a $1.2 million equity loss in a limited partnership. The limited partnership invested in mortgage loan servicing. Accordingly, income substantially fluctuates based on the underlying market value of related mortgage servicing rights. This market value is impacted by loan prepayment activity and the future expectation of such activity. As rates fall, the level of prepayment and expectation for future prepayments increase which results in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates in the last six months of fiscal 2001 adversely affected our equity in earnings of limited partnerships. The loss on the partnership was partially offset by $1.6 million in gains on the sale of loans and servicing released loan fees. The lower interest rate environment and related refinancing associated with such periods during 2001 was a major catalyst in our significant increase in gain on the sale of loans and servicing released loan fees from the prior year. These gains increased $850,000, or 116.3%, to $1.6 million for the year ended September 30, 2001 from $730,000 for the year ended September 30, 2000.

Loss on sale of mortgage-backed securities was $1,000 for the year ended September 30, 2001 as compared to a gain of $128,000 for the same period in 2000, a difference of $129,000 in income for the year ended September 30, 2001. The losses resulted on these sales during 2001 as CharterBank sought to decrease its investment in fixed rate mortgage related securities.

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

Legal and professional expense decreased to $640,000 for the year ended September 30, 2001 from $1.5 million for the year ended September 30, 2000. The high level of professional fees and expenses in fiscal 2000 was attributable to expenses related to the application to reorganize CharterBank into a non-stock mutual holding company. This application was subsequently withdrawn and replaced with the application for a mutual holding company and a subsequent stock issuance.

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

Acquisition

On September 10, 2002 Charter Financial and CharterBank signed a definitive agreement for CharterBank to acquire EBA Bancshares, Inc. (EBA) and its subsidiary, Eagle Bank of Alabama. At June 30, 2002 Eagle Bank had assets of approximately $78 million, loans of approximately $60 million, deposits of approximately $66 million, and shareholders’ equity of approximately $5 million. Eagle Bank operates three branch bank offices in the Auburn-Opelika, Alabama market. Terms of the agreement provide for EBA shareholders to receive $17.00 in cash for each share of common stock of EBA for a total purchase price of approximately $8.4 million. The transaction, subject to regulatory approval, is expected to be consummated in the first calendar quarter of 2003. The transaction will be accounted for under the purchase accounting method.

Commitments

The Company had commitments to fund loans at September 30, 2002 of approximately $21.0 million which is composed of unused consumer credit lines of approximately $7.1 million,

unused commercial credit lines of approximately $4.2 million, unfunded construction loans of approximately $8.5 million and mortgage loans of approximately $1.1 million. Conforming one-to-four family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate mortgage loans	$1,050,686	$—	$—	$—	$—
Available home equity and unadvanced lines of credit	11,252,183	—	—	—	—
Letters of credit	190,000	—	—	—	—
Lease agreements	70,600	52,900	42,750	42,000	35,000
Deposits	178,845,101	12,467,711	9,771,800	1,513,624	8,148,086
Securities sold under agreements to repurchase	136,963,000	—	—	—	—
FHLB advances	93,250,000	53,750,000	—	—	—

Commitments to purchase investment and mortgage pool securities	8,848,949	—	—	—	—

Total commitments and contractual obligations	$430,470,519	$66,270,611	$9,814,550	$1,555,624	$8,183,086

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets. At September 30, 2002 and 2001, our maximum borrowing capacity from the FHLB was approximately $301.5 million and $268.5 million, respectively. At September 30, 2002 and 2001, we had outstanding borrowings of $274.0 million and $211.8 million with unused borrowing capacity of $27.5 million and $56.7 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets. We can also obtain funds using our Freddie Mac stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At September 30, 2002, repurchase agreements totaled $137.0 million, a $39.3 million increase over the amount outstanding at September 30, 2001 of $97.7 million. Wholesale deposits were $37.7 million at September 30, 2002 as compared to $36.4 million at September 30, 2001.

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

Our primary investing activities are the origination of commercial real estate, one- to four-family real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the year ended September 30, 2002, we originated approximately $194.6 million in total loans. Residential mortgage loans accounted for 62.1% of the originations, construction loans accounted for 9.0% of the originations, and commercial real estate loans for 27.1% of the originations during the year ended September 30, 2002. During the year ended September 30, 2001, we originated loans of approximately $164.6 million, and during the comparable period of 2000 we originated loans of approximately $171.2 million. Residential mortgage loans accounted for 74.1% of total loan originations for fiscal 2001 as compared to 54.0% of total loans originated for fiscal 2000. Commercial real estate loans accounted for 15.3% of total originations for fiscal 2001 as compared to 32.4% of total originations for fiscal 2000. This reflects management’s strategy of increasing the amount of commercial real estate loans. Purchases of investment securities totaled $449.2 million for the year ended September 30, 2002, $183.8 million for the year ended September 30, 2001, and $124.1 million for the year ended September 30, 2000. At September 30, 2001 and 2000, CharterBank had loan commitments to borrowers of approximately $20.9 million and $15.8 million, respectively, and available home equity and unadvanced lines of credit of approximately $11.3 million and $10.3 million, respectively.

The low interest rate environment, specifically low one-to four family mortgage rates, has dramatically increased refinancing activity and accordingly cash flow on mortgage securities. The level of this increased cash flow depends on the ongoing level of refinancing and thus is difficult to determine at this time. A significant portion of this cash flow will be used to reduce short term borrowings and the rest will be reinvested in securities.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits were $210.7 million at September 30, 2002, as compared to $200.4 million at September 30, 2001. Total deposits increased by $10.3 million during the year ended September 30, 2002 as compared to fiscal 2001, as new deposit plans were added. Time deposit accounts scheduled to mature within one year were $110.7 million and $119.4 million at September 30, 2002 and 2001, respectively. While CharterBank has experienced certificate of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-sell opportunities.

Capital expenses during fiscal 2002 for purchasing land for future branch sites were approximately $700,000. We anticipate that acquisition of branch sites, construction, expansion and renovation of retail facilities during fiscal 2003 will be approximately $4.5 million. The acquisition of EBA Bancshares and its subsidiary Eagle Bank will entail a cash purchase price of $8.4 million. Except for the above and the obligations to repurchase shares as outlined in “Capital and Capital Management”, we do not anticipate any other material capital expenditures during fiscal year 2003. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Capital and Capital Management

CharterBank has traditionally been a well-capitalized savings bank, due, among other factors, to the unrealized gains on Freddie Mac stock. At September 30, 2002 and 2001, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $73.6 million and $56.7 million at September 30, 2002 and 2001, respectively. Tier 1 capital represented 16.34% and 14.97% of risk-weighted assets at September 30, 2002 and 2001, respectively. Tier 1 capital represented 10.16% and 9.44% of total regulatory assets at September 30, 2002 and 2001 which exceeds the well capitalized requirements of 5.0%. At September 30, 2002 and 2001, respectively, we had a risk-based total capital of $147.3 million and $113.5 million and a risk-based capital ratio of 32.67% and 29.94%, which significantly exceeds the applicable well capitalized requirements of 10%. CharterBank exceeded its various regulatory capital requirements by amounts ranging from $44.6 million to $111.2 million at September 30, 2002.

The Recognition and Retention Plan (restricted stock grants), which was adopted and approved by shareholders in fiscal 2002, has 158,579 restricted common shares authorized of which 133,277 shares were granted in July 2002. Common shares will be purchased in the open market to satisfy obligations under this plan. As of September 30, 2002, the Company had acquired 1,000 treasury shares to be used in the Recognition and Retention Plan. During the quarter ending December 31, 2002, the Company acquired an additional 50,500 common shares for this plan. The stock option plan, which was adopted in fiscal 2002, has 396,448 shares authorized. The Office of Thrift Supervision issued new regulations allowing mutual holding companies to bring stock benefits more in line with fully converted stock thrifts. These regulations would allow Charter Financial, with stockholder approval, to add 311,489 shares to its Stock Option Plan and 124,595 shares to its Recognition and Retention Plan.

We paid a dividend of $.10 per share in July, September and December, 2002 and First Charter, MHC has waived its portion of these dividends. The Board of Directors will determine future dividends as well as other capital management strategies such as stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133 establish accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125 issued in June 1996 and was effective for the Company beginning in its 2001 fiscal year. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 has not materially impacted the Company.

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

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 on October 1, 2001. As the Company does not have any recorded goodwill or intangible assets, the adoption of SFAS Nos. 141 and 142 did not have an impact on the consolidated financial statements. The company has a purchase acquisition that is pending and anticipates its closing in the quarter ending March 31, 2003.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which assesses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company’s financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes financial acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147’s transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety, if such goodwill resulted from a business combination. Since the Company had no SFAS No. 72 goodwill upon adoption, the adoption of SFAS No. 147 did not have a material impact on the Company’s financial condition or results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and accompanying notes of CharterBank have been prepared in accordance with generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 54 to 86, for a discussion of Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-44 following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference: “Election of Directors,” “Nominees and Continuing Directors,” “Executive Officers who are not Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.     EXECUTIVE COMPENSATION

The following information included in the Proxy Statement is incorporated herein by reference: “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Performance Graph,” “Change of Control Agreements,” “Director Compensation,” “Executive Compensation,” “Employment Agreements,” and “Benefit Plans.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information included in the Proxy Statement is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management-Principal Shareholders of Charter Financial Corporation,” and “Security Ownership of Management.”

The following table sets forth the aggregate information of our equity compensation plans in effect as of September 30, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	152,000	$29.26	403,027
Equity compensation plans not approved by security holders	—	—	—

Total	152,000	$29.26	403,027	(1)

1.
Reflects 244,448 shares reserved for future grant under the Charter Financial Corporation 2001 Stock Option Plan, 133,240 shares subject to current restricted stock awards under the Charter Financial Corporation 2001 Recognition and Retention Plan (“RRP”) and 25,339 shares reserved for future awards under the RRP.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference: “Information about the Board of Directors and Management – Transactions with Certain Related Persons.”

PART IV

ITEM 14.     CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Listed below are all financial statements and exhibits field as part of this report:

a.	Financial Statements, Schedules, and Exhibits

(1)
The balance sheets of Charter Financial Corporation and its subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2002, together with the related notes and independent auditors’ report of KPMG LLP.

(2)	Schedules omitted as they are not applicable.

(3)	See Exhibit Index.

b.	Reports on Form 8-K

(1)	On September 11, 2002, the registrant filed a Form 8-K announcing that it had entered into a business combination agreement with EBA Bancshares, Inc.

Exhibit	Description

2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance*

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc.****

3.1	Federal Stock Charter of Charter Financial Corporation*

3.2	Bylaws of Charter Financial Corporation*

4.1	Federal Stock Charter of Charter Financial Corporation (See Exhibit 3.1)*

4.2	Bylaws of Charter Financial Corporation (See Exhibit 3.2)*

4.3	Form of Stock Certificate of Charter Financial Corporation*

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation*

10.2	Form of Benefit Restoration Plan of Charter Financial Corporation*

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation*

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank *

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank *

10.6	CharterBank 401(k) Plan and Adoption Agreement **

10.7	Charter Financial Corporation 2001 Stock Option Plan***

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan***

21.1	Form of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

99.1	CEO/CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.

**	Incorporated herein by reference to the Registration Statement No. 333-67402, on From S-8, filed with the SEC on August 13, 2001, as amended.

***	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.

****	Incorporated herein by reference to the current report on Forms 8-K filed with the SEC on September 11, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2002.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ John W. Johnson, Jr. John W. Johnson, Jr.	Chairman of the Board	December 23, 2002

/s/ Robert L. Johnson Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	December 23, 2002

/s/ David Z. Cauble, III David Z. Cauble, III	Director	December 23, 2002

/s/ Jane W. Darden Jane W. Darden	Director	December 23, 2002

/s/ William B. Hudson William B. Hudson	Director	December 23, 2002

/s/ Thomas M. Lane Thomas M. Lane	Director	December 23, 2002

/s/ Terry Taunton Terry Taunton	Director	December 23, 2002

/s/ Curtis R. Kollar Curtis R. Kollar	Chief Financial Officer, Vice President and Treasurer (principal accounting officer)	December 23, 2002

CERTIFICATIONS

I, Robert L. Johnson certify that:

1.	I have reviewed this annual report on Form 10-K of Charter Financial Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	/s/ Robert L. Johnson
Robert L. Johnson President and Chief Executive Officer

I, Curtis R. Kollar, certify that:

1.	I have reviewed this annual report on Form 10-K of Charter Financial Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	/s/ Curtis R. Kollar
Curtis R. Kollar Chief Financial Officer, Vice President and Treasurer

Independent Auditors’ Report

The Board of Directors
Charter Financial Corporation:

We have audited the accompanying consolidated balance sheets of Charter Financial Corporation and subsidiaries (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                     /s/    KPMG LLP

Atlanta, Georgia
November 15, 2002

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2002 and 2001
Assets	2002	2001
Cash and amounts due from depository institutions (note 18)	$7,990,832	10,761,296
Interest-bearing deposits in other financial institutions	2,127,305	5,367,428

Cash and cash equivalents	10,118,137	16,128,724

Loans held for sale, market value of $1,300,000 at September 30, 2001	—	1,299,913
Freddie Mac common stock and other equity securities (note 4)	260,214,500	302,623,174
Mortgage-backed securities and collateralized mortgage obligations available for sale (notes 5 and 13)	455,940,470	326,613,736
Other investment securities available for sale (note 4)	12,058,565	—
Federal Home Loan Bank stock (notes 4 and 13)	14,365,000	11,587,500

Loans receivable	222,443,736	229,946,625
Unamortized loan origination fees, net	(173,319)	(66,025)
Allowance for loan losses	(5,179,048)	(5,289,778)

Loans receivable, net (notes 6 and 13)	217,091,369	224,590,822

Real estate owned (note 7)	669,618	434,142
Accrued interest and dividends receivable (note 8)	3,264,921	3,175,819
Premises and equipment, net (note 9)	6,243,345	4,825,304
Other assets (notes 9, 10, and 11)	2,595,509	3,640,791

Total assets	$982,561,434	894,919,925

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 12)	$210,746,322	200,354,967
Borrowings (note 13)	410,963,000	309,424,000
Advance payments by borrowers for taxes and insurance	1,356,720	1,794,285
Deferred income taxes (note 14)	96,040,343	112,378,627
Offering proceeds in escrow (note 2)	—	19,978,915
Other liabilities (note 6)	14,289,483	14,073,306

Total liabilities	733,395,868	658,004,100

Stockholders’ equity (notes 18 and 21):
Common stock, $0.01 par value; 19,822,405 shares issued in 2002; 19,821,405 shares outstanding in 2002	198,224	—
Additional paid-in capital	37,476,396	—
Treasury stock, at cost; 1,000 shares	(29,930)	—
Unearned compensation – ESOP	(2,664,539)	—
Retained earnings	58,224,724	56,058,287
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	155,960,691	180,857,538

Total stockholders’ equity	249,165,566	236,915,825

Commitments and contingencies (notes 6, 16, and 19)

Total liabilities and stockholders’ equity	$982,561,434	894,919,925

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years ended September 30, 2002, 2001, and 2000

	2002	2001	2000
Interest and dividend income:
Debt securities	$513,168	651,936	1,194,033
Equity securities	4,773,069	4,483,643	4,043,513
Mortgage-backed securities and collateralized mortgage obligations	15,473,241	21,150,446	27,476,406
Loans receivable	16,902,524	21,441,540	21,075,913
Interest-bearing deposits in other financial institutions	77,705	343,910	159,089

Total interest and dividend income	37,739,707	48,071,475	53,948,954

Interest expense:
Deposits (note 12)	6,825,501	10,737,520	13,932,849
Borrowings (note 13)	15,019,296	20,908,272	22,714,554

Total interest expense	21,844,797	31,645,792	36,647,403

Net interest income	15,894,910	16,425,683	17,301,551

Provision for loan losses (note 6)	250,000	500,000	1,410,000

Net interest income after provision for loan losses	15,644,910	15,925,683	15,891,551

Noninterest income:
Loan servicing fees	306,072	411,040	410,468
Service charges on deposit accounts	858,618	681,464	700,568
Gain on sale of loans and servicing released loan fees	1,859,961	1,580,257	730,457
Loss on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments (notes 4 and 5)	(816,223)	(1,023)	(127,636)
Equity in loss of limited partnership (note 11)	(564,164)	(1,200,488)	(28,602)
Other	295,563	181,344	263,787

Total noninterest income	1,939,827	1,652,594	1,949,042

Noninterest expenses:
Salaries and employee benefits (note 15)	7,412,111	6,244,988	4,956,345
Occupancy	1,926,594	1,578,354	1,942,041
Furniture and equipment	474,811	398,788	419,208
Net cost of operations of real estate owned	135,014	144,245	106,785
Federal insurance premiums and other regulatory fees	213,096	222,249	267,498
Marketing	805,423	448,408	375,787
Postage	206,292	194,798	217,717
Legal and professional	1,243,078	639,882	1,455,120
Amortization and impairment of intangibles (note 3)	—	—	4,533,333
Other	1,783,740	1,544,490	1,668,510

Total noninterest expenses	14,200,159	11,416,202	15,942,344

Income before income taxes	3,384,578	6,162,075	1,898,249

Income tax expense (note 14)	484,443	1,405,973	1,260,088

Net income	$2,900,135	4,756,102	638,161

Basic and diluted net income per share	$0.15	—	—

Weighted average common shares outstanding	19,534,018	—	—

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2002, 2001, and 2000

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Unearned compensation – ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
		Number of shares	Amount
Balance at September 30, 1999		—	$—	—	—	—	50,156,751	135,241,473	185,398,224

Comprehensive income:
Net income	$638,161	—	—	—	—	—	638,161	—	638,161
Other comprehensive income – unrealized gain on securities net of income taxes of $2,928,710 (note 21)	4,658,622	—	—	—	—	—	—	4,658,622	4,658,622

Total comprehensive income	$5,296,783

Capital contribution		—	—	—	—	—	234,126	—	234,126

Balance at September 30, 2000		—	—	—	—	—	51,029,038	139,900,095	190,929,133

Comprehensive income:
Net income	$4,756,102	—	—	—	—	—	4,756,102	—	4,756,102
Other comprehensive income – unrealized gain on securities net of income taxes of $25,748,480 (note 21)	40,957,443	—	—	—	—	—	—	40,957,443	40,957,443

Total comprehensive income	$45,713,545

Capital contribution		—	—	—	—	—	273,147	—	273,147

Balance at September 30, 2001		—	—	—	—	—	56,058,287	180,857,538	236,915,825

Issuance of common stock		19,822,405	198,224	37,021,175	—	(3,171,580)	—	—	34,047,819

Comprehensive loss:
Net income	$2,900,135	—	—	—	—	—	2,900,135	—	2,900,135
Other comprehensive loss – unrealized loss on securities net of income taxes of $15,651,763 (note 21)	(24,896,847)	—	—	—	—	—	—	(24,896,847)	(24,896,847)

Total comprehensive loss	$(21,996,712)

Dividends paid, $0.20 per share (note 23)		—	—	—	—	—	(733,698)	—	(733,698)
Allocation of ESOP common stock		—	—	455,221	—	507,041	—	—	962,262
Purchase of common stock		(1,000)	—	—	(29,930)	—	—	—	(29,930)

Balance at September 30, 2002		19,821,405	$198,224	37,476,396	(29,930)	(2,664,539)	58,224,724	155,960,691	249,165,566

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$2,900,135	4,756,102	638,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250,000	500,000	1,410,000
Depreciation and amortization	706,179	736,700	1,378,240
Provision for asset impairment	—	—	3,803,333
Allocation of ESOP common stock	962,262	—	—
Deferred income tax (benefit) expense	(686,521)	(5,489,638)	322,177
Equity in loss of limited partnerships	564,164	1,200,488	28,602
Amortization (accretion) of premiums and discounts, net	729,532	(2,972,099)	(454,812)
Gain on sale of loans	(1,859,961)	(1,580,257)	(730,457)
Proceeds from sale of loans	80,753,296	65,366,632	36,916,233
Originations and purchases of loans held for sale	(77,593,422)	(64,253,762)	(34,121,504)
Loss on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	816,223	1,023	127,636
Donation of FNMA stock	—	—	25,633
Provision for loss on other real estate owned	13,000	—	—
Loss on sales of real estate owned	72,576	122,266	69,353
Donation of real estate owned	—	—	17,000
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(89,102)	1,301,025	(81,691)
Decrease in income tax refunds receivable	—	—	3,145,376
Decrease (increase) in other assets	251,239	(1,136,640)	1,050,627
Increase (decrease) in other liabilities	216,177	4,748,316	(2,226,803)

Net cash provided by operating activities	8,005,777	3,300,156	11,317,104

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	136,845,298	189,420,664	67,269,563
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	147,147,443	52,471,823	40,206,702
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(412,888,459)	(183,717,769)	(120,209,208)
Purchases of equity securities and other investment securities available for sale	(36,337,911)	(48,174)	(3,892,500)
Principal collections on other investment securities available for sale	38,463	—	16,712,500
Proceeds from sale of other investment securities available for sale	22,124,176	15,564,771	3,135,170
Proceeds from maturities of other securities available for sale	2,000,000	—	—
Purchase of FHLB stock	(2,777,500)	—	—
Proceeds from redemption of FHLB stock	—	1,000,000	—
Net decrease (increase) in loans receivable, exclusive of loan sales	5,586,826	27,618,347	(47,698,339)
Proceeds from sale of real estate owned	1,341,575	831,149	783,655
Purchases of premises and equipment, net of dispositions	(1,894,341)	(1,742,079)	(529,882)

Net cash (used in) provided by investing activities	(138,814,430)	101,398,732	(44,222,339)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from financing activities:
Issuance of common stock in stock offering	$34,047,819	—	—
Purchase of common stock	(29,930)	—	—
Offering proceeds in escrow	(19,978,915)	19,978,915	—
Dividends paid	(733,698)	—	—
Net increase in savings and demand deposit accounts	15,387,383	12,243,390	175,114
Net decrease in time deposits	(4,996,028)	(86,259,066)	(8,769,849)
Proceeds from Federal Home Loan Bank advances	220,450,000	434,935,014	676,853,978
Principal payments on advances from Federal Home Loan Bank	(158,200,000)	(457,935,014)	(647,753,978)
Proceeds from other borrowings	1,428,577,887	1,471,021,087	1,505,184,509
Principal payments on other borrowings	(1,389,288,887)	(1,490,815,587)	(1,494,932,778)
Net decrease in advance payments by borrowers for taxes and insurance	(437,565)	(204,492)	(35,925)
Capital contribution	—	273,147	234,126

Net cash provided by (used in) financing activities	124,798,066	(96,762,606)	30,955,197

Net (decrease) increase in cash and cash equivalents	(6,010,587)	7,936,282	(1,950,038)

Cash and cash equivalents at beginning of year	16,128,724	8,192,442	10,142,480

Cash and cash equivalents at end of year	$10,118,137	16,128,724	8,192,442

Supplemental disclosures of cash flow information:
Interest paid	$22,154,352	32,688,743	36,872,174
Income taxes paid	5,134,322	2,947,150	—

Financing activities:
Real estate acquired through foreclosure of the loans receivable	1,662,627	757,564	1,277,793
Contribution of real estate acquired for sale to charity	—	—	17,002

See accompanying notes to consolidated financial statements.

F-6                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(1)	Summary of Significant Accounting Policies

The consolidated financial statements of Charter Financial Corporation and subsidiaries (the Company) include the financial statements of Charter Financial Corporation and the following wholly owned subsidiaries: CharterBank (the Bank) and Charter Insurance Company. All intercompany accounts and transactions have been eliminated in consolidation.

Charter Financial Corporation was formed through the reorganization of CharterBank in October 2001. The consolidated financial statements of Charter Financial Corporation and subsidiaries reflect the assets and liabilities transferred in such reorganization and the related earnings thereon. Refer to note 2 for further discussion of this reorganization.

CharterBank was organized as a federally chartered mutual savings and loan association in 1954. CharterBank is primarily regulated by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), and undergoes periodic examinations by those regulatory authorities.

The Company primarily provides mortgage loans and a full range of deposit products to individual customers through its main office in West Point, Georgia and four full-service branch offices located in LaGrange, Georgia, Auburn, Alabama, and Valley, Alabama. In addition, the Company operates three loan production offices located in various Georgia and Alabama locations. The Company primarily competes with other financial institutions in its market area within west central Georgia and east central Alabama. The Company considers its primary lending market to be the states of Georgia and Alabama.

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

A substantial portion of the Company’s loans is secured by real estate located in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.

F-7                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

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

A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At September 30, 2002, the Company did not have any securities with other than temporary impairment.

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

F-8                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

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

Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in fiscal 1996. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. Under the provisions of SFAS No. 114 and SFAS No. 118, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans, such as consumer and installment loans, which are collectively evaluated for impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery of principal is in doubt.

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

(e)    Allowance for Loan Losses

The allowance for loan losses is adjusted through provisions for loan losses charged or credited to operations. Loans are charged off against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is determined through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers’ ability to pay.

F-9                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

To the best of management’s ability, all known and inherent losses that are both probable and reasonable to estimate have been recorded. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to adjust the allowance based on their judgment about information available to them at the time of their examination.

(f)    Real Estate Owned

Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write-downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on real estate owned charged to operations. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to restore the allowance to an adequate level. Gains recognized on the disposition of the properties are recorded in other income.

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

F-10                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

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

At September 30, 2002, the Company was covered under a $5,000,000 banker’s blanket bond policy and a $1,000,000 errors and omissions policy. The Company is also covered with a $10,000,000 umbrella policy.

(j)	Investment in Limited Partnerships

The carrying value of the Company’s share (based on its underlying ownership interest) of limited partnerships is based on the Company’s original investment adjusted for its pro rata share of the partnerships’ net income or losses.

(k)	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

F-11                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

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

The Company periodically examined the carrying value of its intangible assets to determine whether there were any impairment losses. If indicators of impairment were present in intangible assets used in operations and undiscounted future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

(n)	Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

(o)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

(p)	Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133 establish accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s consolidated financial statements.

F-12                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125 issued in June 1996 and was effective for the Company beginning in its 2001 fiscal year. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 has not materially impacted the Company.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in APB Opinion 30 must be reclassified. The statement is effective for fiscal years beginning after May 15,

F-13                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company’s financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147’s transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety, if such goodwill resulted from a business combination. Since the Company had no SFAS No. 72 goodwill upon adoption, the adoption of SFAS No. 147 did not have a material impact on the Company’s financial condition or results of operations.

(2)	Reorganization

On October 16, 2001, CharterBank completed a reorganization into a two-level holding company structure with a sale of 20% of the stock of the mid-tier holding company – Charter Financial Corporation. CharterBank converted its charter into a mutual holding company charter and changed its name to First Charter, MHC which then contributed all its assets except $100,000 cash and 400,000 shares of Freddie Mac common stock to a newly formed mid-tier holding company, Charter Financial Corporation, in exchange for 80% of the stock in Charter Financial Corporation. Charter Financial Corporation sold 20% of its stock in a minority stock offering for net proceeds of $37,219,399 ($19,978,915 of which had been received by September 30, 2001 and included in offering proceeds in escrow), including proceeds for 317,158 shares purchased by Charter Financial Corporation for its Employee Stock Ownership Plan (ESOP). Charter Financial Corporation then contributed 2,555,000 shares of Freddie Mac common stock, 50% of the net proceeds of the offering and the banking assets and liabilities to its newly formed, wholly owned thrift subsidiary, CharterBank. Charter Financial Corporation also contributed 400,000 shares of Freddie Mac common stock to its wholly owned insurance subsidiary, Charter Insurance Company. Charter Financial Corporation retained the stock of Charter Insurance Company, 1,700,000 shares of Freddie Mac common stock, and 50% of the net proceeds of the stock offering. Management

F-14                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

believes that CharterBank has continued its classification as “well capitalized” under the regulatory framework for prompt corrective action, following this reorganization.

The consolidated financial statements of Charter Financial Corporation and subsidiaries as of and for the year ended September 30, 2001 reflect the assets and liabilities transferred to the Company in the reorganization. Specifically, historical financial information is that of the predecessor entity, CharterBank and subsidiary, adjusted to retroactively reflect the transfer of the 400,000 shares of Freddie Mac common stock and the $100,000 in cash to First Charter, MHC. Operating data has also been retroactively adjusted for such effects; furthermore, for the years ended September 30, 2001 and 2000, the Company has reflected the retention of the net capital resulting from the dividend income on such 400,000 shares of Freddie Mac common stock, net of income taxes, as contributed capital in its equity.

(3)	Goodwill and Other Intangible Assets

The Company examined the carrying amount of its intangible assets during the year ended September 30, 2000 to determine whether there are any impairment losses. The analysis for the year ended September 30, 2000 indicated that undiscounted future cash flows associated with the purchase of assets and assumption of liabilities of Citizens BancGroup, Inc. (CNB), Valley, Alabama, and its wholly owned banking subsidiary, Citizens National Bank would be negative and therefore insufficient to recover the carrying amount of the related intangible assets primarily due to charge-offs of loans purchased. Accordingly, the Company recorded an impairment loss of $3,603,333 in addition to scheduled amortization of $930,000 for the year ended September 30, 2000.

(4)	Investment Securities

Investment securities available for sale are summarized as follows:

	September 30, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,316,533	253,897,967	—	260,214,500

Corporate debt	$12,175,282	57,998	174,715	12,058,565

F-15                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
One year or less	$3,988,620	3,920,000
After one year through five years	7,047,035	6,940,940
After five years through ten years	—	—
After ten years	1,139,627	1,197,625

	$12,175,282	12,058,565

	September 30, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,316,533	296,258,467	—	302,575,000
Other equity securities available for sale	48,174	—	—	48,174

	$6,364,707	296,258,467	—	302,623,174

The Company’s investment in Federal Home Loan Bank stock was $14,365,000 and $11,587,500 at September 30, 2002 and 2001, respectively. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment in Federal Home Loan Bank stock is carried at cost because it is considered a restricted stock investment. The investment in Federal Home Loan Bank stock was not considered impaired at September 30, 2002 and 2001.

Proceeds from sales of investment securities during 2002, 2001, and 2000 were $22,124,176, $15,564,771, and $3,135,170, respectively. Gross gains of $129,068 and $185,337 were realized on those sales for 2002 and 2000, respectively, and gross realized losses on sales of investment securities for 2002, 2001, and 2000 were $1,565,121, $42,229, and $22,072, respectively.

During 2000, the Company donated 425 shares of Fannie Mae stock with a fair value of $25,633 to LaGrange College. The Company recognized a gain on the disposition of the stock of $16,694 and recorded contribution expense for the total fair value in 2000.

Investment securities with an aggregate carrying amount of $6,998,404 at September 30, 2002 were pledged to collateralize securities “sold under agreements to repurchase.

F-16                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(5)      Mortgage-Backed Securities and Collateralized Mortgage Obligations

Mortgage-backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$31,102,710	516,716	29,492	31,589,934
GNMA certificates	24,189,302	524,533	—	24,713,835
FHLMC certificates	6,743,633	96	11,452	6,732,277

Collateralized mortgage obligations:
FNMA	126,787,882	266,761	701,584	126,353,059
GNMA	2,139,366	—	5,712	2,133,654
FHLMC	239,569,568	616,885	1,007,445	239,179,008
Other	25,181,629	172,150	115,076	25,238,703

	$455,714,090	2,097,141	1,870,761	455,940,470

	September 30, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$16,517,781	113,178	10,755	16,620,204
GNMA certificates	20,080,715	166,945	17,857	20,229,803
Collateralized mortgage obligations:
FNMA	74,091,232	67,105	539,076	73,619,261
GNMA	5,081,497	—	44,309	5,037,188
FHLMC	140,128,049	186,436	637,338	139,677,147
Other	72,416,679	121,982	1,108,528	71,430,133

	$328,315,953	655,646	2,357,863	326,613,736

Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations during 2002, 2001, and 2000 were $136,845,298, $189,420,664, and $67,269,563, respectively. Gross gains of $785,965, $704,315, and $38,957 and gross losses of $166,135, $663,109, and $346,552 were realized on those sales for 2002, 2001, and 2000, respectively.

F-17                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Mortgage-backed securities and collateralized mortgage obligations with an aggregate carrying amount of $350,844,438 and $244,334,385 at September 30, 2002 and 2001, respectively, were pledged to secure Federal Home Loan Bank advances and to collateralize securities sold under agreements to repurchase.

The following table shows additional information related to the collateralized mortgage obligations held by the Company:

	September 30, 2002
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$114,842,635	1.55 years	6.06%	$892,527
Variable rate	278,061,789	0.84 years	2.85	(1,666,548)

Total	$392,904,424	1.05 years	3.79%	$(774,021)

	September 30, 2001
	Fair value	Weighted average life	Yield	Net unrealized loss
Fixed rate	$74,785,226	9.06 years	6.978%	$(879,737)
Variable rate	214,978,503	10.58 years	4.301	(1,073,991)

Total	$289,763,729	10.19 years	4.992%	$(1,953,728)

F-18                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(6)	Loans Receivable

Loans receivable are summarized as follows:

	September 30
	2002	2001
1-4 family residential real estate mortgage	$108,909,398	129,222,817
Commercial real estate	68,015,594	61,225,358
Commercial	16,586,857	6,818,800
Real estate construction	17,497,332	13,590,439
Consumer and other	19,969,916	23,536,627
Undisbursed proceeds of loans in process	(8,535,361)	(4,447,416)

Loans receivable, net of undisbursed proceeds of loans in process	222,443,736	229,946,625

Less:
Unamortized loan origination fees, net	173,319	66,025
Allowance for loan losses	5,179,048	5,289,778

	$217,091,369	224,590,822

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $95,879,380, $132,506,482, and $171,532,909 at September 30, 2002, 2001, and 2000, respectively.

Loans to certain executive officers, directors, and their associates totaled $662,003 and $444,474 at September 30, 2002 and 2001, respectively. Such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during 2002 with respect to such aggregate loans to these individuals and their associates and affiliated companies:

Balance at September 30, 2001	$444,474
New loans	549,075
Repayments	231,546
Loans sold	100,000

Balance at September 30, 2002	$662,003

F-19                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

At September 30, 2002 and 2001, the Company had $3,012,869 and $2,311,821, respectively, of nonaccrual loans. The following is a summary of interest income relating to nonaccrual loans for the years ended September 30, 2002, 2001, and 2000.

	2002	2001	2000

Interest income at contractual rate	$262,125	246,086	303,990
Interest income actually recorded	(213,210)	(141,609)	(127,679)

Reduction of interest income	$48,915	104,477	176,311

The following is a summary of transactions in the allowance for loan losses:

	2002	2001	2000

Balance at beginning of year	$5,289,778	6,346,001	5,709,802
Loans charged off	(816,074)	(2,096,532)	(1,137,938)
Recoveries on loans previously charged off	455,344	540,309	364,137
Provision for loan losses charged to operations	250,000	500,000	1,410,000

Balance at end of year	$5,179,048	5,289,778	6,346,001

At September 30, 2002 and 2001, pursuant to the definition within SFAS No. 114, the Company had impaired loans of approximately $2,113,000 and $696,000 with related amounts included in the allowance for loan losses of approximately $440,000 and $152,000, respectively.

The average recorded investment in impaired loans for the years ended September 30, 2002, 2001, and 2000 was approximately $1,405,000, $948,000, and $740,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2002, 2001, and 2000, was not significant.

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

The Company’s exposure to credit loss, in the event of nonperformance by the customer for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded loans.

F-20                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2002 and 2001 is as follows:

	2002	2001
Financial instruments whose contract amounts represent credit risk – commitments:
Mortgage loans	$1,099,686	1,047,550
Open-end consumer loans	7,065,485	6,611,399
Open-end commercial loans	4,186,697	3,699,589
Construction loans	8,535,361	4,447,416

Total commitments	$20,887,229	15,805,954

The Company was also committed to sell loans of approximately $1,051,000 at September 30, 2002.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but consists primarily of residential real estate.

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2002 and 2001:

	Amount	Range of rates
September 30, 2002	$1,099,686	6.00–8.50%
September 30, 2001	777,500	6.00–10.00

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2002 and 2001, adjustable rate mortgage loans with interest rate caps and floors amounted to $64,453,000 and $83,673,000, respectively.

The Company has sold certain loans with a recourse obligation to repurchase any such loans that become 90 days or more delinquent. At September 30, 2002 and 2001, the balance of these loans was $2,621,116 and $5,357,265, respectively, with a related recourse reserve in other liabilities of $34,075 and $69,644 at September 30, 2002 and 2001, respectively.

F-21                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(7)    Real Estate Owned

At September 30, 2002 and 2001, real estate owned is summarized as follows:

	2002	2001

Real estate acquired through foreclosure	$669,618	434,142

(8)    Accrued Interest and Dividends Receivable

At September 30, 2002 and 2001, accrued interest and dividends receivable are summarized as follows:

	2002	2001

Loans	$1,133,001	1,458,198
Mortgage-backed securities and collateralized mortgage obligations	1,794,868	1,509,566
Investment securities	149,119	—
Other	187,933	208,055

	$3,264,921	3,175,819

(9)    Premises and Equipment

Premises and equipment at September 30, 2002 and 2001 is summarized as follows:

	2002	2001

Land	$1,873,710	1,152,232
Buildings and improvements	5,193,843	3,452,319
Furniture, fixtures, and equipment	3,622,172	2,898,163
Construction in progress	14,400	1,308,671

	10,704,125	8,811,385

Less accumulated depreciation	4,460,780	3,986,081

	$6,243,345	4,825,304

The Company recorded an impairment allowance of $200,000 during the year ended September 30, 2000 relating to certain buildings and improvements which represent current and former branch sites to be sold. The aggregate fair value of such properties (which are included in other assets) was estimated at $415,870 at September 30, 2002 and 2001.

F-22                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(10)    Mortgage Servicing Rights

Activity in mortgage servicing rights (which are included in other assets) for the years ended September 30, 2002, 2001, and 2000 consists of the following:

	2002	2001	2000

Balance at beginning of year	$815,984	1,097,284	1,320,840
Capitalized during the year	5,795	4,554	107,877
Amortization expense	(229,879)	(285,854)	(331,433)

Balance at end of year	$591,900	815,984	1,097,284

There was no valuation allowance at September 30, 2002 and 2001.

(11)    Investment in Limited Partnership

During 1997, the Company purchased an interest in a limited partnership, which was formed to acquire mortgage servicing rights, for $5,000,000. The Company is allocated approximately 21% of the respective earnings or losses of this partnership. As discussed in note 1, the Company uses the equity method of accounting for its investment in this limited partnership. Accordingly, the Company recognized equity in the net loss of the limited partnership of $564,164 during 2002, $1,200,488 during 2001, and $28,602 during 2000. An independent valuation of the mortgage servicing rights of the limited partnership is performed quarterly.

F-23                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Financial information (unaudited), including the balance sheets as of September 30, 2002 and 2001 and the income statements for the years ended September 30, 2002, 2001, and 2000 for the partnership, is as follows:

	2002	2001

Cash	$97,392	395,350
Accounts receivable	426,800	1,235,407
Mortgage servicing rights, net	6,475,004	13,270,960
Other assets, primarily current	38,737	39,442

	$7,037,933	14,941,159

Long-term debt	$4,930,000	8,325,000
Other liabilities	1,590,251	2,356,037
Partners’ capital:
CharterBank	106,746	670,910
Other partners	410,936	3,589,212

	$7,037,933	14,941,159

	Years ended September 30
	2002	2001	2000

Revenues	$2,097,144	3,486,090	6,211,819
Expenses	4,832,485	9,306,638	6,350,495

Net loss	$(2,735,341)	(5,820,548)	(138,676)

CharterBank’s equity in net loss	$(564,164)	(1,200,488)	(28,602)

F-24                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(12)  Deposits

At September 30, 2002 and 2001, deposits are summarized as follows:

	2002			2001
	Amount	Range of interest rates	Weighted average interest rate	Amount	Range of interest rates	Weighted average interest rate
Demand, NOW, and money market accounts	$60,347,303	0.00–2.31%	1.08%	$43,778,812	0.00-2.47%	1.45%
Savings deposits	9,132,228	0.75	0.75	10,313,336	1.50	1.50
Time deposits by original term:
Time deposits over $100,000	26,558,187	1.66-8.25	4.15	37,545,550	3.49-8.25	5.45
Other time deposits:
12 months or less	92,362,319	1.41-8.00	3.13	89,922,322	3.26-7.03	5.24
13-36 months	16,010,689	1.65-7.11	4.35	14,572,856	3.39-7.35	5.41
37 months or more	6,335,596	2.96-6.40	4.81	4,222,091	4.07-8.25	6.12

Total deposits	210,746,322		2.61%	200,354,967		4.21%

Accrued interest payable	492,611			896,967

	$211,238,933			$201,251,934

During 2002 and 2001, the Company actively pursued out of market time deposits from various credit unions as a source of funds. The balance of the credit union deposits was $37,668,253 and $36,372,594 at September 30, 2002 and 2001, respectively.

At September 30, 2002, scheduled maturities of time deposits are as follows:

Year ending September 30:
2003	$109,365,570
2004	12,467,711
2005	9,771,800
2006	1,513,624
2007	7,901,406
2008 and thereafter	246,680

$141,266,791

F-25                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Interest expense on deposits for the years ended September 30, 2002, 2001, and 2000 is summarized as follows:

	2002	2001	2000
Demand, NOW, and money market accounts	$524,784	814,627	765,137
Savings deposits	79,700	160,912	274,959
Time deposits	6,221,017	9,761,981	12,892,753

	$6,825,501	10,737,520	13,932,849

Deposits of certain officers, directors, and their associates totaled $791,745 and $1,684,861 at September 30, 2002 and 2001, respectively. Such deposits have substantially the same terms as those for comparable transactions with other persons.

(13)  Borrowings

At September 30, 2002 and 2001, borrowings are summarized as follows:

	2002	2001
Federal Home Loan Bank advances	$274,000,000	211,750,000
Securities sold under agreements to repurchase	136,963,000	97,674,000
	$410,963,000	309,424,000

Federal Home Loan Bank advances at September 30, 2002 and 2001 are summarized by year of maturity in the table below:

	2002			2001
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$93,250,000	1.87-6.49%	2.77%	$—	—	—
One to two years	53,750,000	4.53-5.34	4.73	31,000,000	5.58-6.49	5.62
Two to three years	—	—	—	53,750,000	4.85-5.73	5.29
Thereafter	127,000,000	5.40-6.22	5.75	127,000,000	5.40-6.22	5.75

	$274,000,000		4.53	$211,750,000		5.61

At September 30, 2002, the Company has pledged, under a specific collateral lien with the Federal Home Loan Bank (FHLB), all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $92,473,348 and certain mortgage-backed securities and collateralized mortgage obligations with an aggregate fair value of $202,069,057.

F-26                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

The Company has $67,250,000 in adjustable rate advances and $206,750,000 in fixed rate advances from the FHLB at September 30, 2002. As of September 30, 2002, the Company’s fixed rate FHLB advances include $125,750,000 of advances that are callable by the FHLB under certain circumstances. As of September 30, 2002, the Company’s adjustable rate advances include $55,000,000 of advances which have periodic floors.

At September 30, 2002, the Company had available line of credit commitments with the FHLB totaling $301,503,631 of which $274,000,000 was advanced and $27,503,631 was available at September 30, 2002.

The securities sold under agreements to repurchase at September 30, 2002 are secured by certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair value of $155,773,785. All securities sold under the agreements to repurchase are under the Company’s control. The repurchase agreements at September 30, 2002 and 2001 have maturities of less than 45 days, and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian. The aggregate carrying amount of such securities sold under the agreements to repurchase exceeded the amount of repurchase liabilities by approximately $18,810,785 at September 30, 2002.

The following summarizes pertinent data related to securities sold under the agreements to repurchase for the years ended September 30, 2002, 2001, and 2000:

	2002	2001	2000
Weighted average borrowing rate at year-end	2.06%	3.25%	6.76%

Weighted average borrowing rate during the year	2.21	5.62	6.64

Average daily balance during year	$107,076,110	117,600,366	122,725,585

Maximum month-end balance during the year	158,727,000	157,962,635	153,308,116

Interest expense on borrowings for the years ended September 30, 2002, 2001, and 2000 is summarized as follows:

	2002	2001	2000
Securities sold under agreements to repurchase	$2,369,757	6,603,468	8,149,449
Federal Home Loan Bank advances	12,649,539	14,304,804	14,565,105

	$15,019,296	20,908,272	22,714,554

F-27                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(14)    Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2002, 2001, and 2000 consists of:

	2002	2001	2000
Federal:
Current	$940,638	6,061,491	901,256
Deferred	(613,127)	(4,847,991)	273,850

Total Federal tax expense	327,511	1,213,500	1,175,106

State:
Current	230,326	834,120	36,655
Deferred	(73,394)	(641,647)	48,327

Total state tax expense	156,932	192,473	84,982

	$484,443	1,405,973	1,260,088

The difference between the actual total provision for Federal and state income taxes and Federal income taxes computed at the statutory rate of 34% for the years ended September 30, 2002 and 2000 and 35% for the year ended September 30, 2001 is summarized as follows:

	2002	2001	2000
Computed “expected” tax expense	$1,150,757	2,156,726	645,405
Increase (decrease) in tax expense resulting from:
Dividends received deduction	(799,570)	(879,263)	(733,344)
Gain on disposition of stock	—	—	(5,676)
State income taxes, net of Federal tax effect	103,575	125,107	56,088
Tax-exempt income from subsidiary	(108,783)	—	—
Change in the deferred tax asset valuation allowance	69,190	(85,278)	(266,554)
Market value appreciation of ESOP shares	154,776	—	—
Goodwill amortization and impairment	—	—	1,541,333
Other, net	(85,502)	88,681	22,836

	$484,443	1,405,973	1,260,088

F-28                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

The effective tax rate for the years ended September 30, 2002, 2001, and 2000 was 14.31%, 22.82%, and 66.38%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$968,886	1,000,239
Deferred compensation	294,590	225,264
Depreciation	155,369	—
Investment in limited partnership	877,670	907,772
Real estate acquired through foreclosure	162,197	78,616
Other	293,921	323,001

Total gross deferred tax assets	2,752,633	2,534,892
Less valuation allowance	69,190	—

Net deferred tax assets	2,683,443	2,534,892

Deferred tax liabilities:
Deferred loan costs, net	361,116	106,192
Mortgage servicing rights	226,376	307,789
Net unrealized holding gains on securities available for sale	98,046,939	113,698,702
Investment securities market adjustment for tax reporting	—	647,391
Federal Home Loan Bank stock dividends	42,429	41,845
Other	46,926	111,600

Total gross deferred tax liabilities	98,723,786	114,913,519

Net deferred tax liabilities	$96,040,343	112,378,627

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at September 30, 2002.

F-29                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(15)    Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (Plan) which covers substantially all of its employees. Prior to January 1, 2002, the Company matched up to 50% of employee contributions to the Plan, up to 8% of employee compensation, and made additional discretionary contributions. Effective January 1, 2002, the Company terminated its match of employee contributions to the Plan. The Company made contributions to the Plan of $45,859, $228,531, and $96,934 in 2002, 2001, and 2000, respectively.

During 1996, the Company implemented a short-term incentive plan which covers substantially all employees. The Company also implemented a long-term incentive plan which covers key employees and is based on the Company’s comprehensive earnings, as defined. For the years ended September 30, 2002, 2001, and 2000, the Company expensed $361,066, $1,023,783, and $946,027, respectively, related to the incentive plans.

During 2002, the Company adopted the 2001 Stock Option Plan (the 2001 Plan) which allows for stock option awards for up to 396,448 shares of the Company’s common stock to eligible directors and key employees of the Company. Under the provisions of the 2001 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. All options must be exercised within a ten-year period. The Company may grant either incentive stock options which qualify for special Federal income tax treatment or nonqualified stock options which do not receive such tax treatment.

The following table summarizes activity in the 2001 Plan by shares under option and weighted average exercise price per share:

	Shares	Exercise price/share
Options outstanding – September 30, 2001	—	$—
Granted in 2002	152,000	29.26

Options outstanding – September 30, 2002	152,000	$29.26

Options exercisable at end of year – September 30, 2002	—	$—

The following table summarizes information about the 2001 Plan at September 30, 2002:

Number outstanding at September 30, 2002	Weighted average remaining contractual life in years	Exercise price per share	Weighted average exercise price per share
152,000	10	$29.26	$29.26

F-30                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Bank has chosen not to adopt the cost recognition principles of this statement. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company’s net income and income per share for the year ended September 30, 2002 is indicated below:

Net income:
As reported	$2,900,135
Pro forma	2,892,400

Basic and diluted net income per share:
As reported	0.15
Pro forma	0.15

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values for the year ended September 30, 2002 as follows:

Risk-free interest rate	3.76%
Dividend yield	3.00%
Expected life at date of grant	7 years
Volatility	29.00%
Weighted average grant-date fair value	$7.52

During 2002, the Company implemented a benefit restoration plan (Benefit Plan) which covers the chief executive officer of the Company and any employees of the Company who are designated as eligible to participate in the Benefit Plan by resolution of the board of directors of the Company. The Benefit Plan restores the benefits in tax-qualified plans that are limited by the Internal Revenue Code. Also, in the case of a participant who retires before the repayment in full of a loan to the Employee Stock Ownership Plan, the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The participant in the Benefit Plan is entitled to contributions to the Benefit Plan upon termination of service, attainment of age 55, retirement or death. The Company expensed $137,894 related to the Benefit Plan during the year ended September 30, 2002.

F-31                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

During 2002, the Company implemented the 2001 Recognition and Retention Plan (Retention Plan). In connection with the Retention Plan, a committee of the board of directors has been authorized to grant up to 158,579 restricted stock awards to certain employees and directors of the Company. The Company has established a grantor trust to purchase these common shares of the Company on the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued common shares from the Company and is not authorized to purchase more than 158,579 shares of common stock of the Company.

In July 2002, the Company granted as restricted stock awards 133,277 shares of the 158,579 shares reserved for the plan to eligible employees and directors of the Company, as defined by the Retention Plan. Such common shares had a fair value of $27.60 per share at date of grant which aggregated $3,678,445 in fair value. Vesting in the shares of the Retention Plan is 20% per year for each year of service with full vesting after five years of service. The Company expensed $433,283 related to the Retention Plan during the year ended September 30, 2002 and will continue to record compensation over the five-year vesting period. As of September 30, 2002, the grantor trust has purchased 1,000 shares of the Company’s common stock which are disclosed as treasury shares in the consolidated balance sheet until such shares are vested in the Retention Plan.

During 2002, the Company implemented the Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. During the stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $1,021,461 related to the ESOP during the year ended September 30, 2002. The Company committed to be allocated 50,704 shares to participants in the plan during the year ended September 30, 2002. At September 30, 2002, there were 3,172 shares in suspense in the ESOP, representing shares which were not allocated to participants resulting from additional principal payments made by the Company over the principal amount determined under the principal and interest allocation method.

(16)	Commitments and Contingent Liabilities

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operations.

F-32                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(17)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

(a)	Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

(b)	Investments and Mortgage-Backed Securities and Collateralized Mortgage Obligations Available for Sale

The fair value of investments and mortgage-backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The Federal Home Loan Bank stock is considered a restricted stock and is carried at cost which approximates its fair value.

The following table presents the fair value at September 30, 2002 and 2001:

	2002	2001
Freddie Mac common stock and other equity securities	$260,214,500	302,623,174
Corporate debt	12,058,565	—
Mortgage-backed securities and collateralized mortgage obligations	455,940,470	326,613,736
Federal Home Loan Bank stock	14,365,000	11,587,500

	$742,578,535	640,824,410

(c)	Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

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

F-33                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

The following table presents information for loans at September 30, 2002 and 2001:

	2002		2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
1–4 family residential real estate	$108,909,398	112,163,324	129,222,817	129,840,513
Commercial real estate	68,015,594	70,576,930	61,225,358	63,919,492
Commercial other	16,586,857	16,364,679	6,818,800	6,846,956
Real estate construction	8,961,971	8,931,323	9,143,023	9,154,254
Consumer and other	19,969,916	20,160,624	23,536,627	23,728,414
Unamortized loan origination fees, net	(173,319)	(173,319)	(66,025)	(66,025)
Allowance for loan losses	(5,179,048)	(5,179,048)	(5,289,778)	(5,289,778)

	$217,091,369	222,844,513	224,590,822	228,133,826

Loans held for sale	$—	—	1,299,913	1,300,000

(d)	Mortgage Servicing Rights

The fair value of mortgage servicing rights approximates its carrying value due to the Company’s evaluation of the underlying loan portfolio and subsequent adjustment for loan prepayments and other market conditions.

(e)	Deposits

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of September 30, 2002 and 2001. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information for deposits at September 30, 2002 and 2001:

	2002		2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Demand, NOW, and money market accounts	$60,347,303	60,347,303	43,778,812	43,778,812
Savings deposits	9,132,228	9,132,228	10,313,336	10,313,336
Time deposits	141,266,791	143,588,754	146,262,819	148,911,391

	$210,746,322	213,068,285	200,354,967	203,003,539

F-34                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(f)	Borrowings

The fair value of the Company’s borrowings is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The following presents information for borrowings at September 30, 2002 and 2001:

	2002		2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Federal Home Loan Bank advances	$274,000,000	289,792,951	211,750,000	224,721,988
Securities sold under agreements to repurchase	136,963,000	136,958,784	97,674,000	97,674,000

	$410,963,000	426,751,735	309,424,000	322,395,988

(g)	Accrued Interest and Dividends Receivable and Payable

The carrying amount of accrued interest and dividends receivable and payable approximate their fair values (see notes 8 and 12).

(h)	Commitments

The fair value of commitments to extend credit to fund home equity, real estate construction, and real estate mortgage loans is immaterial because the underlying interest rates on such commitments approximate market rates.

(i)	Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

September 30, 2002 and 2001

In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

(18)	Regulatory Matters

The Company is required to maintain non-interest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2002 and 2001 to satisfy the regulatory requirement were $826,950 and $600,124, respectively.

Under Office of Thrift Supervision regulations, the Company is required to measure its interest rate risk and maintain the interest rate risk within limits the Company establishes. Based on its asset/liability structure at September 30, 2002, the Company’s earnings may be negatively impacted if interest rates decrease.

Under provisions of the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) of 1989, the Company is required to meet certain core, tangible, and risk-based capital ratios. The regulations require institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3% core capital ratio, and 8% risk-based capital ratio.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Institutions categorized as “undercapitalized” or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary Federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes “critically undercapitalized,” it must generally be placed in receivership or conservatorship within 90 days.

To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less.

As of September 30, 2002, the most recent notification from the OTS categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any

F-36                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

conditions or events occurring subsequent to September 30, 2002 which would affect CharterBank’s well-capitalized classification.

The table of compliance with minimum capital requirements for CharterBank is presented below at September 30, 2002 and 2001 (in thousands):

	2002
	Tangible capital	Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity	$159,222	159,222	159,222	159,222
General valuation allowances	—	—	—	5,055
Allowable unrealized gains	—	—	—	68,586
Accumulated other comprehensive income	(85,581)	(85,581)	(85,581)	(85,581)

Regulatory capital	$73,641	73,641	73,641	147,282

Total assets	$864,359	864,359	864,359	864,359
Regulatory total assets	724,980	724,980
Risk-weighted assets			450,764	450,764
Capital ratio	10.16%	10.16%	16.34%	32.67%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than	1.50%	3.00%	N/A	8.00%
Capital exceeding requirement	$62,766	51,892	N/A	111,221

Adequately capitalized or minimum FDICIA requirement equal to or greater than		4.00%	4.00%	8.00%
Capital exceeding requirement		$44,642	55,610	111,221

Well capitalized, equal to or greater than		5.00%	6.00%	10.00%
Capital exceeding requirement		$37,392	46,595	102,206

F-37                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

	2001
	Tangible capital	Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity	$253,200	253,200	253,200	253,200
General valuation allowances	—	—	—	4,741
Allowable unrealized gains	—	—	—	51,987
Accumulated other comprehensive income	(196,472)	(196,472)	(196,472)	(196,472)

Regulatory capital	$56,728	56,728	56,728	113,456

Total assets	$921,020	921,020	921,020	921,020
Regulatory total assets	601,035	601,035
Risk-weighted assets			378,934	378,934
Capital ratio	9.44%	9.44%	14.97%	29.94%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than	1.50%	3.00%	N/A	8.00%
Capital exceeding requirement	$47,712	38,697	N/A	83,141

Adequately capitalized or minimum FDICIA requirement equal to or greater than		4.00%	4.00%	8.00%
Capital exceeding requirement		$32,687	41,571	83,141

Well capitalized, equal to or greater than		5.00%	6.00%	10.00%
Capital exceeding requirement		$26,676	33,992	75,563

(19)	Lease Commitments

The Company assumed leases of a branch facility and parking lot in connection with the Citizens National Bank acquisition. The leases are from a partnership in which a Company executive, a Board Member, and other related parties are partners. The facility lease expires July 31, 2008 and the parking lot lease expired as of January 31, 1998. The parking lot lease is presently being paid month-to-month and is in the process of being renewed. During the years ended September 2002, 2001, and 2000, lease expense relating to these leases was $50,297, $53,029, and $40,000, respectively.

F-38                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Future minimum lease payments for all leases of the Company are as follows:

2003	$70,600
2004	52,900
2005	42,750
2006	42,000
2007	42,000
Thereafter	35,000

$285,250

(20)	Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

Condensed Balance Sheet
Assets	September 30, 2002
Cash	$16,034,006
Interest-bearing deposits in other banks	374,014
Freddie Mac common stock	95,030,000
Investment in subsidiaries	173,840,948
Other assets	359,283

$285,638,251

Liabilities and Stockholders’ Equity

Liabilities:
Accrued expenses	$789,479
Deferred income taxes	35,683,206

Total liabilities	36,472,685

Stockholders’ equity:
Common stock, $0.01 par value; 19,822,405 shares issued; 19,821,405 shares outstanding	198,224
Additional paid-in capital	37,476,396
Treasury stock, at cost; 1,000 shares	(29,930)
Unearned compensation – ESOP	(2,664,539)
Retained earnings	58,224,724
Accumulated other comprehensive income	155,960,691

Total stockholders’ equity	249,165,566

$285,638,251

F-39                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Condensed Statement of Income
Period ended September 30, 2002
Income:
Interest income	$298,874
Dividend income	1,462,616
Equity in earnings of subsidiaries	2,018,032
Other income	463

Total operating income	3,779,985

Expenses:
Salaries and employee benefits	333,584
Occupancy	14,925
Legal and professional	320,798
Marketing	51,641
Other	46,347

Total operating expenses	767,295

Income before income taxes	3,012,690

Income tax expense	112,555

Net income	$2,900,135

F-40                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Condensed Statement of Cash Flows
Period ended September 30, 2002
Cash flows from operating activities:
Net income	$2,900,135
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(85,812)
Equity in earnings of subsidiaries	(2,018,032)
Allocation of ESOP common stock	507,041
Increase in other assets	(359,283)
Increase in other liabilities	789,479

Net cash provided by operating activities	1,733,528

Cash flows used in investing activities:
Proceeds of stock offering invested in subsidiary	(18,609,699)

Cash flows from financing activities:
Issuance of common stock in stock offering	34,047,819
Purchase of common stock	(29,930)
Dividends paid	(733,698)

Net cash provided by financing activities	33,284,191

Net increase in cash	16,408,020

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$16,408,020

Supplemental disclosures of cash flow information:
Income taxes paid	$147,500
Capital contribution from parent in the form of net assets	236,915,825

The OTS imposes various restrictions or requirements on CharterBank’s ability to make capital distributions, including cash dividends. A savings bank that is the subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. CharterBank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CharterBank’s net income for that year plus CharterBank’s retained net income for the previous two years. The OTS may disapprove a notice or application if: (a) CharterBank would be undercapitalized following the distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Based on the aforementioned limitation on capital distributions, substantially all of Charter Financial Corporation’s investment in CharterBank was restricted from transfer by CharterBank to Charter Financial Corporation in the form of dividends.

F-41                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

(21)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income which includes the effect of unrealized holding gains (losses) on investment and mortgage securities available for sale in stockholders’ equity. The following table sets forth the amounts of other comprehensive income included in stockholders’ equity along with the related tax effect for the years ended September 30, 2002, 2001, and 2000.

	Pretax amount	Tax effect	After tax amount
2002:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(41,364,833)	15,966,825	(25,398,008)
Less reclassification adjustment for net losses realized in net income	(816,223)	315,062	(501,161)

Other comprehensive loss	$(40,548,610)	15,651,763	(24,896,847)

2001:
Net unrealized holding gains on investment and mortgage securities available for sale arising during the year	$66,704,900	(25,748,085)	40,956,815
Less reclassification adjustment for net losses realized in net income	(1,023)	395	(628)

Other comprehensive income	$66,705,923	(25,748,480)	40,957,443

2000:
Net unrealized holding gains on investment and mortgage securities available for sale arising during the year	$7,459,696	(2,879,443)	4,580,253
Less reclassification adjustment for net losses realized in net income	(127,636)	49,267	(78,369)

Other comprehensive income	$7,587,332	(2,928,710)	4,658,622

(22)	Acquisition

On September 10, 2002, the Company signed a definitive merger agreement with EBA Bancshares, Inc. (EBA) providing, among other things, the merger of EBA’s subsidiary bank, Eagle Bank of Alabama, into the Company’s banking subsidiary, CharterBank. Eagle Bank of Alabama operates three branch bank

F-42                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

offices in Auburn and Opelika, Alabama and has approximately $78 million (unaudited) in assets. Terms of the agreement provide for EBA shareholders to receive $17.00 in cash for each share of common stock of EBA for a total purchase price of approximately $8.4 million. The transaction, subject to regulatory approval, is expected to be consummated in the first quarter of 2003. The transaction will be accounted for under the purchase method.

(23)	Condensed Financial Statements of First Charter, MHC

The following represents only condensed financial information of First Charter, MHC:

Condensed Balance Sheet

September 30, 2002
Assets:
Cash and cash equivalents	$232,294
Freddie Mac common stock	22,360,000
Investment in Charter Financial Corporation	199,332,453
Other assets	2,667

Total assets	$221,927,414

Liabilities:
Deferred income taxes	$8,411,101
Other liabilities	58,285

Total liabilities	8,469,386

Equity:
Contributed capital	16,772,462
Retained earnings	58,537,697
Accumulated other comprehensive income	138,147,869

Total equity	213,458,028

Total liabilities and equity	$221,927,414

F-43                                                                                    (Continued)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002 and 2001

Condensed Statement of Income
Year ended September 30, 2002
Income:
Dividend income	$344,145
Equity in earnings of subsidiaries	2,320,108

Total operating income	2,664,253

Expenses:
Salaries and employee benefits	146,070
Occupancy	2,875
Legal and professional	12,500
Marketing	36,000
Federal insurance premiums and other regulatory fees	7,750
Charitable contributions	28,000
Other	24,489

Total operating expenses	257,684

Income before income taxes	2,406,569
Income tax expense	9,784

Net income	$2,396,785

First Charter, MHC owns 15,857,924 shares of Charter Financial Corporation common stock and has waived its right to receive dividends on such shares.

                                                                                      F-44