Form 10-Q
period 2002-12-31
CHARTER FINANCIAL CORP/GA
filed 2003-02-13
CIK 1136796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

             Yes ☒ No ☐

             As of January 31, 2003, the registrant had 19,822,405 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,964,481 shares were held by the public and directors, officers and employees of the registrant.

SIGNATURES

CERTIFICATIONS

i

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

ii

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2002 and September 30, 2002
(unaudited)

	December 31, 2002	September 30, 2002

Assets

Cash and amounts due from depository institutions	$9,028,777	7,990,832
Interest-bearing deposits in other financial institutions	3,656,506	2,127,305

Cash and cash equivalents	12,685,283	10,118,137

Freddie Mac common stock	274,877,750	260,214,500
Mortgage-backed securities and collateralized mortgage obligations available for sale	407,098,057	455,940,470
Other investment securities available for sale	12,119,723	12,058,565
Federal Home Loan Bank stock	13,262,500	14,365,000
Loans receivable	216,515,520	222,443,736
Less:
Unamortized loan origination fees, net	(232,959)	(173,319)
Allowance for loan losses	(5,190,739)	(5,179,048)

Loans receivable, net	211,091,822	217,091,369

Real estate owned	493,589	669,618
Accrued interest and dividends receivable	2,915,379	3,264,921
Premises and equipment, net	6,282,834	6,243,345
Other assets	2,123,477	2,597,509

Total assets	$942,950,414	982,563,434

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$208,551,347	210,746,322
Borrowings	360,046,000	410,963,000
Advance payments by borrowers for taxes and insurance	650,227	1,356,720
Deferred income taxes	102,164,939	96,040,343
Other liabilities	14,009,626	14,291,483

Total liabilities	685,422,139	733,397,868

Stockholders’ Equity:
Common stock - $0.01 par value; 19,822,405 shares issued at December 31, 2002 and September 30, 2002; 19,770,905 and 19,821,405 shares outstanding at December 31, 2002 and September 30, 2002, respectively	198,224	198,224
Treasury stock, at cost; 51,500 and 1,000 shares at December 31, 2002 and September 30, 2002, respectively	(1,541,855)	(29,930)
Additional paid-in capital	37,476,396	37,476,396
Unearned compensation	(2,664,539)	(2,664,539)
Retained earnings	58,357,126	58,224,724
Accumulated other comprehensive income – net unrealized holding gains on securities available for sale	165,702,923	155,960,691

Total stockholders’ equity	257,528,275	249,165,566

Total liabilities and stockholders’ equity	$942,950,414	982,563,434

See accompanying notes to unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Months ended December 31, 2002 and 2001
(unaudited)

	2002	2001

Interest and dividend income:
Debt securities	$105,148	78,734
Equity securities	1,198,270	1,121,910
Mortgage-backed securities and collateralized mortgage obligations	3,434,351	3,753,244
Loans receivable	3,819,487	4,555,375
Interest-bearing deposits in other financial institutions	25,475	33,871

Total interest and dividend income	8,582,731	9,543,134

Interest expense:
Deposits	1,380,795	2,037,102
Borrowings	3,640,120	3,681,996

Total interest expense	5,020,915	5,719,098

Net interest income	3,561,816	3,824,036
Provision for loan losses	—	150,000

Net interest income after provision for loan losses	3,561,816	3,674,036

Noninterest income:
Loan servicing fees	60,892	80,815
Service charges on deposit accounts	327,956	178,692
Gain on sale of loans and servicing released loan fees	588,598	529,080
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	102,839	444,441
Equity in loss of limited partnership	(45,715)	(94,657)
Other	105,988	92,933

Total noninterest income	1,140,558	1,231,304

Noninterest expenses:
Salaries and employee benefits	2,461,999	2,230,192
Occupancy	505,365	482,253
Furniture and equipment	149,647	111,508
Federal insurance premiums and other regulatory fees	50,534	53,438
Marketing	161,304	227,791
Charitable contributions	10,675	2,394
Legal and professional	313,447	307,171
Other	486,362	549,890

Total noninterest expenses	4,139,333	3,964,637

Income before income taxes	563,041	940,703
Income tax expense	64,390	208,668

Net income	$498,651	732,035

Earnings per share- basic	$0.03	$0.04

Earnings per share- diluted	$0.03	$0.04

Weighted average number of common shares outstanding	19,549,986	19,505,738

Weighted average number of common and common equivalent shares outstanding	19,683,263	19,505,738

See accompanying notes to unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months ended December 31, 2002 and 2001
(unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$498,651	732,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	150,000
Depreciation and amortization	176,039	114,040
Gain on sale of fixed assets	(454)	—
ESOP expense	127,063	257,128
Equity in loss of limited partnerships	45,715	94,657
Amortization (accretion) of discounts, net	977,273	(1,290,516)
Gain on sale of loans	(588,598)	(529,080)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(102,839)	(444,441)
Proceeds from sale of loans	24,610,828	28,170,357
Originations and purchases of loans held for sale	(24,022,230)	(26,495,364)
Loss on sales of real estate owned	2,377	20,224
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	349,542	(773,483)
Decrease (increase) in other assets	379,846	(515,317)
(Decrease) in other liabilities	(408,920)	(1,514,439)

Net cash provided by (used in) operating activities	2,044,293	(2,024,199)

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	—	(7,463)
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(126,402,239)	(136,250,935)
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	7,403,679	50,969,031
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	168,101,886	32,845,368
Net repayment (origination) of loans receivable, exclusive of loan sales	5,987,367	(534,629)
Principal collections on other investment securities available for sale	7,073	—
Proceeds from redemption of FHLB stock	4,040,000	—
Purchase of FHLB stock	(2,937,500)	(1,862,500)
Proceeds from sale of real estate owned	185,832	154,776
Purchases of premises and equipment, net of dispositions	(166,603)	(635,373)

Net cash provided by (used in) investing activities	56,219,495	(55,321,725)

Cash flows from financing activities:
Offering proceeds held in escrow	—	(19,978,915)
Proceeds from stock offering	—	34,047,819
Cash dividend paid	(366,249)	—
Purchase of common stock	(1,511,925)	—
Cash payment received from ESOP Plan	—	378,131
Net decrease in deposits	(2,194,975)	(4,139,607)
Net (decrease) increase in FHLB advances	(8,750,000)	57,250,000
Net decrease in other borrwings	(42,167,000)	(16,528,000)
Net decrease in advance payments by borrowers for taxes and insurance	(706,493)	(836,713)

Net cash (used in) provided by financing activities	(55,696,642)	50,192,715

Net increase (decrease) in cash and cash equivalents	2,567,146	(7,153,209)

Cash and cash equivalents at beginning of period	10,118,137	16,128,724

Cash and cash equivalents at end of period	$12,685,283	8,975,515

Supplemental disclosures of cash flow information:
Interest paid	$5,037,541	5,518,085

Interest taxes paid	$589,585	3,907,260

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$12,180	121,238

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

         The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company, as of December 31, 2002 and September 30, 2002, and for the three-month periods ended December 31, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended December 31, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2002.

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

(2) Plan of Reorganization

         On October 16, 2001, CharterBank converted from a federally-chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly-owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) was established and such ESOP acquired 317,158 shares of Charter

Financial in the offering, using the proceeds of a loan from Charter Financial. The ESOP loan is recorded as unearned compensation reducing stockholders’ equity of Charter Financial. The net proceeds of the offering, adjusted for the ESOP, totaled approximately $34.0 million.

         As part of its reorganization in structure, CharterBank organized First Charter, MHC as a federally-chartered mutual holding company which is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). First Charter, MHC’s principal assets are its investment in Charter Financial and 400,000 shares of Freddie Mac common stock. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of Freddie Mac common stock, and the management of any cash dividends received from Freddie Mac common stock. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial’s common stock.

(3) Earnings per Share

         Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three months ended December 31, 2002 and 2001:

	Three Months Ended Dec. 31,	Three Months Ended Dec. 31,

	2002	2001

Basic:
Net income	$498,651	$732,035
Weighted average number of common shares outstanding	19,549,986	19,505,738
Basic earnings per share	$0.03	$0.04

Diluted:
Net income	$498,651	$732,035
Weighted average number of common and common equivalent shares outstanding	19,683,263	19,505,738
Diluted earnings per share	$0.03	$0.04

(4) Comprehensive Income

         The primary component of other comprehensive income for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage backed securities available for sale. The table below summarizes total comprehensive income for the three months ended December 31, 2002 and 2001.

	Three Months Ended December 31,

	2002	2001

Total comprehensive income	$10,240,883	$1,252,415
Change in net unrealized holding gains on securities, net of income taxes	9,742,232	520,380
Net income	$498,651	$732,035

(5) Stock-Based Compensation

         During 2002, the Company adopted the 2001 Stock Option Plan (the Plan) which allows for stock option awards for up to 396,448 shares of the Company’s common stock to eligible directors and employees. At December 31, 2002, the Company had granted 152,000 options under the Plan. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended December 31,

2002

Net income, as reported	$498,651
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(37,149)

Pro forma net income	$461,502

Earnings per share:
Basic – as reported	$0.03
Basic – pro forma	$0.02

Diluted – as reported	$0.03
Diluted – pro forma	$0.02

No stock options were granted during the three months ended December 31, 2001.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

         CharterBank currently operates a main office, four full-service branch offices, and three loan production offices in west-central Georgia and east-central Alabama. CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create long-term, profitable relationships. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit. We anticipate closing the acquisition of EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in February 2003. The acquisition will add three branches in the Auburn-Opelika area of Alabama.

         Charter Financial’s results of operations depend primarily on earnings on investments and net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, consumer loans, mortgage related securities, and investment securities such as our Freddie Mac common stock investment. Interest-bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) of Atlanta.

         Our balance sheet at December 31, 2002 also contains noninterest-bearing liabilities of approximately $116.8 million, of which $102.2 million represents deferred taxes, principally relating to the unrealized gain on our Freddie Mac common stock. Our results of operations also depend on our provision for loan losses, noninterest income and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains on sale of loans, gains (losses) on sales of investment and mortgage backed securities, and service fees and charges.

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

         These policies are described in Note 1 to the consolidated financial statements which were presented in the Company’s 2002 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is one of the most critical. Please see “Asset Quality” for a further discussion of the Company’s methodology in determining the allowance.

         Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

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

         The carrying value of the Company’s investment in a limited partnership is based on the company’s original investment adjusted for its pro rata share of the partnerships’ net income or losses.

Comparison of Financial Condition at December 31, 2002 and September 30, 2002

         Our total assets decreased $39.6 million, or 4.0%, to $943.0 million at December 31, 2002 from $982.6 million at September 30, 2002. The decrease was primarily due to maturities and prepayments of mortgage-backed securities, collateralized mortgage obligations and loans receivable. An increase in the market value of our Freddie Mac common stock from $260.2 million at September 30, 2002 to $274.9 million at December 31, 2002 partially offset these declines.

         Total loans decreased $5.9 million, or 2.7%, to $216.5 million at December 31, 2002 compared to $222.4 million at September 30, 2002. The one-to-four family residential real estate portfolio decreased by $6.8 million, or 6.2%, from $108.9 million at September 30, 2002 to $102.1 million at December 31, 2002. With the present strategy of selling fixed rate loans to the secondary market and the refinancings that took place late in fiscal year 2002 and 2001, we did not keep the refinanced long term fixed rate loans in our portfolio, causing the decline in the overall one-to-four family real estate portfolio. The consumer and other loan portfolio decreased $1.0 million, or 5.0%, from $19.9 million at September 30, 2002 to $18.9 million at December 31, 2002. The decrease in the consumer portfolio was primarily due to runoff of the loans acquired in the acquisition of Citizens National Bank in 1999 and reductions in second mortgages and home equity loans due to refinancings. Commercial real estate and other commercial loans decreased by $548,000 during the quarter ended December 31, 2002, and real estate construction loans increased by $2.5 million during the quarter.

         Mortgage-backed securities and collateralized mortgage obligations decreased from $455.9 million at September 30, 2002 to $407.1 million at December 31, 2002 for a decrease of $48.8 million or 10.7%. The market value of Freddie Mac common stock increased $14.7 million, or 5.6%, from $260.2 million to $274.9 million as the price per share of Freddie Mac common stock increased from $55.90 at September 30, 2002 to $59.05 at December 31, 2002.

         Total deposits decreased slightly from $210.7 million at September 30, 2002 to $208.6 million at December 31, 2002.

         Management will continue to rely on borrowings, especially FHLB advances and repurchase agreements, to fund purchases in the securities portfolios, and, to a lesser extent, the loan portfolio. The terms of new advances will be determined at the time based on the Company’s interest risk profile. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. Borrowings decreased from $411.0 million at September 30, 2002 to $360.0 million at December 31, 2002, for a decrease of $51.0 million or 12.4%. Borrowings decreased as the proceeds of the decrease in mortgage securities were used to reduce borrowings.

         Our total stockholders’ equity, which is comprised of common stock, additional paid-in capital, treasury stock, unearned compensation, retained earnings and accumulated other comprehensive income, increased $8.4 million, or 3.4%, to $257.6 million at December 31, 2002. Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income at December 31, 2002 was $165.7 million, a $9.7 million increase from the balance at September 30, 2002 of $156.0 million. The increase in accumulated other comprehensive income is mainly attributable to the increase in the market value of our investment in Freddie Mac common stock.

Comparison of Operating Results for the Three Months Ended
December 31, 2002 and 2001

General

         Net income was $499,000 for the three months ended December 31, 2002, which was $233,000 lower than the $732,000 for the three months ended December 31, 2001. This decrease primarily stemmed from the impact of lower interest rates on the loan portfolio and the securities portfolio.

Interest Income

         Interest income decreased by $960,000 to $8.6 million for the three months ended December 31, 2002 from $9.5 million for the three months ended December 31, 2001. One component of the decrease was a decrease in interest income on mortgage securities of $319,000 resulting from declining interest rates in 2002 which caused prepayment of the underlying mortgages and, in turn, increased amortization of related premiums on these securities. Interest income on loans also decreased by $736,000 due to a combination of a decrease in average balances of loans and lower interest rates during the three months ended December 31, 2002.

Interest Expense

         Interest expense decreased from $5.7 million for the three months ended December 31, 2001 to $5.0 million for the three months ended December 31, 2002, for a decrease of $698,000. Interest expense on deposits and borrowings decreased $656,000 and $42,000, respectively. The decrease in interest expense on borrowings is due to lower interest rates while the decrease in interest expense on deposits is due to lower rates, and increased balances in the lower cost transaction accounts.

Net Interest Income

         As a result of the above factors, net interest income decreased by $262,000 from $3.8 million for the three months ended December 31, 2001 to $3.6 million for the three months ended December 31, 2002. The decrease of $960,000 in interest income was partially offset by the decrease of $698,000 in interest expense with the $262,000 decrease in net interest income reflecting asset yields declining faster than the cost of interest-bearing liabilities.

         The following table depicts the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of 64.9% at December 31, 2002. However, the dividend yield on the market value of the Freddie Mac common stock is only 1.51%. The appreciation in the market value of the Freddie Mac common stock has created our strong accumulated comprehensive income that is a component of stockholders’ equity.

         In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of December 31, 2002.

	For the Quarter Ended December 31,

	2002			2001

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of December 31, 2002

Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$5,810	$26	1.79%	$5,213	$34	2.61%	$3,657
FHLB common stock and other equity securities	13,820	174	5.04	12,087	191	6.32	13,262
Mortgage-backed securities and collateralized mortgage obligations available for sale	426,280	3,434	3.22	347,357	3,753	4.32	407,098
Other investment securities available for sale	12,067	105	3.48	7,884	79	4.01	12,120
Loans receivable	213,298	3,820	7.16	222,948	4,555	8.17	211,091

Total interest-earning assets excluding Freddie Mac common stock	671,275	7,559	4.50	595,489	8,612	5.78	647,228
Freddie Mac common stock	271,599	1,024	1.51	303,506	931	1.23	274,878

Total interest-earning assets including Freddie Mac common stock	942,874	8,583	3.64	898,995	9,543	4.25	922,106
Total non-interest earning assets	20,329	—		30,366	—		20,844

Total assets	$963,203	$8,583		$929,361	$9,543		$942,950

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$23,464	$52	0.89	$14,653	$38	1.04	$21,207
Savings accounts	9,208	17	0.74	8,488	26	1.23	9,301
Money market deposit accounts	26,445	98	1.48	18,105	84	1.86	26,167
Certificates of deposit accounts	140,738	1,214	3.45	147,558	1,889	5.12	140,462

Total interest-bearing deposits	199,855	1,381	2.76	188,804	2,037	4.32	197,137
Borrowed funds	384,035	3,640	3.79	316,731	3,682	4.65	360,046

Total interest-bearing liabilities	583,890	5,021	3.44	505,535	5,719	4.53	557,183
Noninterest-bearing deposits	10,075			9,404			11,414
Other noninterest-bearing liabilities	112,020	—		149,145	—		116,825

Total noninterest-bearing liabilities	122,095			158,549			128,239
Total liabilities	705,985	5,021		664,084	5,719		685,422
Total equity	257,218	—		265,277	—		257,528

Total liabilities and equity	$963,203	$5,021		$929,361	$5,719		$942,950

Net interest income, including Freddie Mac common stock		$3,562			$3,824
Net interest rate spread, including Freddie Mac common stock(1)			0.20%			(0.28%)
Net interest margin, including Freddie Mac common stock(2)			1.51%			1.70%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			161.48%			177.83%
Net interest income excluding Freddie Mac common stock dividends		$2,538			$2,893
Net interest rate spread excluding Freddie Mac common stock(3)			1.06%			1.26%
Net interest margin excluding Freddie Mac common stock (4)			1.51%			1.94%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			114.97%			117.79%

(footnotes on following page)

______________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

         Our net interest margin weakened slightly for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. Our cost of borrowings decreased by 86 basis points for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 while during the same periods our yield on mortgage securities dropped 110 basis points. The greater drop in the yield on securities reflects the higher proportion of adjustable rate securities than adjustable borrowings and the higher amortization of premiums on securities caused by the increased level of refinancings of one-to-four family mortgages. The reduction in the interest rate on borrowings was moderated by the level of fixed rate borrowings and periodic floors in a portion of the adjustable rate borrowings.

         The yield on loans receivable decreased 101 basis points from 8.17% for the three months ended December 31, 2001 to 7.16% for the three months ended December 31, 2002. This decrease reflects the impact of lower interest rates and the shift in the mix of the loan portfolio as one-to-four family mortgage loans decreased and commercial real estate loans increased from 2001.

         The cost of deposits decreased 156 basis points from 4.32% for the three months ended December 31, 2001 compared to 2.76% for the three months ended December 31, 2002. The decrease in the cost of deposits during a time period of falling interest rates was moderated by our deposit pricing strategy implemented during 2002 that pays higher rates to customers maintaining larger balances.

         The combination of these rate changes reduced the overall net interest margin by 19 basis points from 1.70% for the three months ended December 31, 2001 compared to 1.51% for the three months ended December 31, 2002.

Provision for Loan Losses

         The provision for loan losses was $150,000 for the three months ended December 31, 2001, while no provision was taken for the three months ended December 31, 2002. The Bank had net charge-offs of $139,000 for the quarter ended December 31, 2001 compared to net recoveries of $12,000 for the quarter ended December 31, 2002. The majority of the net charge-offs in the past have been loans acquired in the Citizens acquisition but that portfolio has reduced to a small percentage of the overall total portfolio. The decrease in the provision is also attributable to the reduction in loans receivable.

Noninterest Income

         Noninterest income decreased $91,000 from $1.2 million for the three months ended December 31, 2001 compared to $1.1 million for the three months ended December 31, 2002. Gain on sale of securities decreased to $102,839 compared to $444,441 for the three months ended December 31, 2001. During the three months ended December 31, 2002, gain on sale of loans increased to $588,598 compared to $529,080 for the three months ended December 31, 2001. This increase was caused by a higher volume of loans originated and sold. Also, service charges on deposit accounts increased by $149,257 for the quarter ended December 31, 2002 as checking account promotions provided a significant increase in the number of checking accounts and the related deposit fees.

Noninterest Expense

         Noninterest expense increased slightly to $4.1 million for the three months ended December 31, 2002 from $4.0 million for the three months ended December 31, 2001, for an increase of $175,000. There was an increase of $232,000 in salaries and benefits for the quarter ended December 31, 3002 compared to the quarter ended December 31, 2001, due primarily to slightly higher salaries. While the quarter ended December 31, 2002 included $433,000 for the restricted stock plan, which was implemented during the year, total stock benefits including the ESOP were comparable to the quarter ended December 31, 2001. Occupancy expense increased $23,000 for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001. Marketing expense decreased by $66,000 this year due to last year’s expenditures for the introduction of high performance checking products into our markets. Implementation of a document imaging system had also increased noninterest expense in the 2001 quarter by approximately $100,000.

Income Taxes

         Income taxes decreased to $64,390 for the three months ended December 31, 2002 from $208,668 for the three months ended December 31, 2001 for a decrease of $144,278. The effective tax rate decreased from 22.18% for the three months ended December 31, 2001 to 11.44% for the three months ended December 31, 2002. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, contributed to the lower effective tax rate and had a greater impact on the quarter ended December 31, 2002 than December 31, 2001 due to the lower level of taxable income in 2002.

Other Comprehensive Income

         As indicated in the tables below, other comprehensive income was $9.7 million for the three months ended December 31, 2002, compared to other comprehensive income of $520,380 for the three months ended December 31, 2001. The income was primarily the result of the increase in the price of Freddie Mac common stock during the period ended December 31, 2002. During the three months ended December 31, 2002, the price of Freddie Mac common stock increased from $55.90 per share at September 30, 2002 to $59.05 per share at December 31, 2002 or $3.15 per share. During the three months ended December 31, 2001, the price of Freddie Mac common stock increased from $65.00 per share to $65.40 per share or $0.40 per share.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

September 30, 2002	4,655,000	$55.90	$260,214,500	$155,893,352
December 31, 2002	4,655,000	$59.05	$274,877,750	164,896,587

Change in Freddie Mac stock		$3.15		9,003,235
Other comprehensive income related to mortgage securities and other investments				738,997

Total other comprehensive income				$9,742,232

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

September 30, 2001	4,655,000	$65.00	$302,575,000	$181,902,699
December 31, 2001	4,655,000	$65.40	$304,437,000	183,045,967

Change in Freddie Mac stock		$0.40		1,143,268
Other comprehensive loss related to mortgage securities and other investments				(622,888)

Total other comprehensive income				$520,380

Asset Quality

         As indicated in the table below, nonperforming loans were $3.0 million at September 30, 2002 and December 31, 2002. Nonperforming loans as a percent of total loans increased slightly from 1.36% at September 30, 2002 to 1.38% at December 31, 2002.

         Underperforming loans are balloon loans that are 90 or more days past contractual maturity on which we are still receiving monthly payments and accruing interest. Nonperforming loans are nonaccrual loans. The following table shows underperforming (loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest) and nonperforming assets.

	December 31, 2002	September 30, 2002

	(In thousands)
Underperforming loans	$121	$133

Total nonperforming loans	2,978	3,013
Foreclosed real estate, net	494	670

Total nonperforming assets	$3,472	$3,683

Nonperforming loans to total loans	1.38%	1.36%
Nonperforming assets to total assets	0.37%	0.38%

         The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans; with particular emphasis on impaired, non-accruing, past due and other loans that Management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

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

         Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of potential risk in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $150,000 was charged to expense for the three months ended December 31, 2001 and there was no provision for the three months ended December 31, 2002. Management considers the current allowance for loan losses adequate based on its analysis of the potential risk in the portfolio.

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

Commitments

         The Company had commitments to fund loans at December 31, 2002 of approximately $32.1 million which is composed of unused consumer credit lines of approximately $7.4 million, unused commercial credit lines of approximately $3.6 million, unfunded construction loans of approximately $8.2 million, mortgage loans of approximately $1.0 million, nonresidential loans of approximately $10.8 million, and multi-family loans of approximately $1.1 million. Conforming one-to-four family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

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

	Commitments and Contractual Obligations

	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years

Loan commitments to originate 1-4 family mortgage loans	$1,013,042	$—	$—	$—	$—
Loan commitments to originate multi-family mortgage loans	1,100,000	—	—	—	—
Loan commitments to fund construction loans in process	8,223,286	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	10,843,035	—	—	—	—
Available home equity and unadvanced lines of credit	11,054,809	—	—	—	—
Letters of credit	193,500	—	—	—	—
Lease agreements	88,109	68,700	46,338	42,000	42,000
Deposits	175,774,382	14,588,461	8,463,883	1,222,048	8,250,767
Securities sold under agreements to repurchase	94,796,000	—	—	—	—
FHLB advances	109,500,000	28,750,000	—	—	—
Commitments to purchase investment and mortgage pool securities	11,735,294	—	—	—	—

Total commitments and contractual obligations	$424,321,457	$43,407,161	$8,510,221	$1,264,048	$8,292,767

         Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Liquidity

         The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets. At December 31, 2002, our maximum borrowing capacity from the FHLB was approximately $290.0 million as compared to $301.5 million at September 30, 2002. At December 31, 2002, we had outstanding borrowings of $265.3 million as compared to $274.0 million at September 30, 2002, with unused borrowing capacity of $24.7 million and $27.5 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets. We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

         At December 31, 2002, repurchase agreements totaled $94.8 million, a $42.2 million decrease from the amount outstanding at September 30, 2002 of $137.0 million. Wholesale deposits were $37.4 million at December 31, 2002 as compared to $37.7 million at September 30, 2002.

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

         Our primary investing activities are the origination of commercial real estate, one-to-four family real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the quarter ended December 31, 2002, we originated approximately $48.8 million in total loans. Residential mortgage loans accounted for 68% of the originations, construction loans for 11%, commercial and commercial real estate for 17%, and consumer loans for 4% of the originations during the quarter ended December 31, 2002. Of the $33.4 million in residential mortgage loans originated, $26.4 million were sold to investors. During the quarter ended December 31, 2001, we originated loans of approximately $54.8 million. Residential mortgage loans accounted for 59.8% of total loan originations and commercial real estate loans accounted for 21% of total originations. Purchases of investment securities totaled $126.4 million for the quarter ended December 31, 2002, and $136.3 million for the quarter ended December 31, 2001. At December 31, 2002 and September 30, 2002, CharterBank had loan commitments to borrowers of approximately $21.2 million and $9.8 million, respectively, and available home equity and unadvanced lines of credit of approximately $11.1 million and $11.3 million, respectively.

         The low interest rate environment, specifically low one-to-four family mortgage rates, has dramatically increased refinancing activity and accordingly cash flow on mortgage securities. The level of this increased cash flow depends on the ongoing level of refinancing and thus is difficult to determine at this time. A significant portion of this cash flow will be used to reduce short term borrowings and the rest will be reinvested in securities.

         Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $208.6 million at December 31, 2002, as compared to $210.7 million at September 30, 2002. Total deposits decreased by $2.1 million during the quarter ended December 31, 2002. Time deposit accounts scheduled to mature within one year were $107.7 million and $110.7 million at December 31, 2002 and September 30, 2002, respectively. While CharterBank has experienced certificate of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-sell opportunities.

         Capital expenditures during the quarter ended December 31, 2002 for expanding the retail delivery network were approximately $150,000. We anticipate that acquisition of branch sites, construction, expansion and renovation of retail facilities during fiscal 2003 will be approximately $4.5 million. The acquisition of EBA Bancshares and its subsidiary, Eagle Bank, will entail a cash purchase price of $8.4 million. Except for the above and the obligations to repurchase shares as outlined in “Capital and Capital Management”, we do not anticipate any other material capital expenditures during fiscal year 2003. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Capital and Capital Management

         CharterBank has traditionally been a well-capitalized savings bank, due, among other factors, to the unrealized gains on Freddie Mac common stock. At December 31, 2002 and September 30, 2002, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $73.9 million and $73.6 million at December 31, 2002 and September 30, 2002, respectively. Tier 1 capital represented 16.39% and 16.34% of risk-weighted assets at December 31, 2002 and September 30, 2002, respectively. Tier 1 capital represented 11.03% and 10.16% of total regulatory assets at December 31, 2002 and September 30, 2002, which exceeds the well capitalized requirements of 5.0%. At December 31, 2002 and September 30, 2002, respectively, we had total risk-based capital of $147.8 million and $147.3 million and risk-based capital ratios of 32.78% and 32.67%, which significantly exceeds the applicable well capitalized requirements of 10.0%. CharterBank exceeded its various regulatory capital requirements by amounts ranging from $40.4 million to $102.7 million at December 31, 2002.

         The Recognition and Retention Plan (restricted stock grants), which was adopted and approved by shareholders in fiscal 2002, has 158,579 restricted common shares authorized of which 133,277 shares were granted in July 2002. Common shares will be purchased in the open market to satisfy obligations under this plan. During the quarter ended December 31, 2002, the Company acquired an additional 50,500 common shares for the Recognition and Retention Plan. The stock option plan, which was adopted in fiscal 2002, has 396,448 shares authorized. The Office of Thrift Supervision issued new regulations allowing mutual holding companies to bring stock benefits more in line with fully converted stock thrifts. These regulations would allow

Charter Financial, with stockholder approval, to add 311,495 shares to its Stock Option Plan and 124,598 shares to its Recognition and Retention Plan.

         We paid a dividend of $.10 per share in June, September, and December, 2002 and First Charter, MHC has waived its portion of these dividends. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions.

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

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial condition or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which assesses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial condition or results of operations.

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

Item 3	Quantitative and Qualitative Disclosures about Market Risk

         As of December 31, 2002, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2002. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2002 included in Charter Financial’s 2002 annual report on Form 10-K.

Item 4	Controls and Procedures

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

None

Item 5.	Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended December 31, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6.	Exhibits and Reports on Form 8-K

         (a)      Exhibits. – 99.1 CEO/CFO Certification

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION (Registrant)
Date: February 13, 2003	By:	/s/ ROBERT L. JOHNSON

Robert L. Johnson President and Chief Executive Officer

Date: February 13, 2003	By:	/s/ CURTIS R. KOLLAR

Curtis R. Kollar Chief Financial Officer, Vice President And Treasurer

CERTIFICATIONS

I, Robert L. Johnson certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Charter Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ ROBERT L. JOHNSON

Robert L. Johnson President and Chief Executive Officer

I, Curtis R. Kollar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Charter Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ CURTIS R. KOLLAR

Curtis R. Kollar Chief Financial Officer, Vice President And Treasurer