Form 10-Q
period 2003-03-31
CHARTER FINANCIAL CORP/GA
filed 2003-05-13
CIK 1136796

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-33071

Charter Financial Corporation
(Exact name of registrant as specified in its charter)

United States	58-2659667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act).

Yes ☒	No ☐

          As of  April 30, 2003, the registrant had 19,822,405 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,964,481 shares were held by the public and directors, officers and employees of the registrant.

PART I – FINANCIAL INFORMATION

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2003 and September 30, 2002

(unaudited)

	March 31, 2003	September 30, 2002

Assets
Cash and amounts due from depository institutions	$10,874,466	7,990,832
Interest-bearing deposits in other financial institutions	3,001,078	2,127,305

Cash and cash equivalents	13,875,544	10,118,137

Loans held for sale, market value of $8,420,465 and $8,582,332 at March 31, 2003 and September 30, 2002, respectively	8,296,262	8,437,409
Freddie Mac common stock	247,180,500	260,214,500
Mortgage-backed securities and collateralized mortgage obligations available for sale	403,098,188	455,940,470
Other investment securities available for sale	9,015,802	12,058,565
Federal Home Loan Bank stock	12,912,500	14,365,000
Loans receivable	267,025,219	214,006,327
Less:
Unamortized loan origination fees, net	(274,792)	(173,319)
Allowance for loan losses	(7,301,917)	(5,179,048)

Loans receivable, net	259,448,510	208,653,960

Real estate owned	800,523	669,618
Accrued interest and dividends receivable	3,139,395	3,264,921
Premises and equipment, net	8,430,772	6,243,345
Intangibles, net of amortization	6,282,135	—
Other assets	1,660,880	2,597,509

Total assets	$974,141,011	982,563,434

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$277,482,367	210,746,322
Borrowings	351,493,000	410,963,000
Advance payments by borrowers for taxes and insurance	910,399	1,356,720
Deferred income taxes	91,487,882	96,040,343
Other liabilities	15,983,250	14,291,483

Total liabilities	737,356,898	733,397,868

Stockholders’ Equity:
Common stock - $0.01 par value; 19,822,405 shares issued at March 31, 2003 and September 30, 2002; 19,623,826 and 19,821,405 shares outstanding at March 31, 2003 and September 30, 2002, respectively	198,224	198,224
Treasury stock, at cost; 198,579 and 1,000 shares at March 31, 2003 and September 30, 2002, respectively	(6,080,510)	(29,930)
Additional paid-in capital	37,560,488	37,476,396
Unearned compensation	(2,624,940)	(2,664,539)
Retained earnings	58,155,187	58,224,724
Accumulated other comprehensive income – net unrealized holding gains on securities available for sale	149,575,664	155,960,691

Total stockholders’ equity	236,784,113	249,165,566

Total liabilities and stockholders’ equity	$974,141,011	982,563,434

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Six Months Ended March 31, 2003 and 2002
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Interest and dividend income:
Debt securities	$87,960	170,336	193,108	249,070
Equity securities	1,360,228	1,245,115	2,558,498	2,366,805
Mortgage-backed securities and collateralized mortgage obligations	2,879,942	3,155,429	6,314,293	6,908,673
Loans receivable	4,028,171	4,271,831	7,847,658	8,827,207
Interest-bearing deposits in other financial institutions	27,752	17,912	53,227	51,340

Total interest and dividend income	8,384,053	8,860,623	16,966,784	18,403,095

Interest expense:
Deposits	1,410,665	1,734,699	2,791,460	3,771,138
Borrowings	3,301,059	3,596,669	6,941,179	7,278,664

Total interest expense	4,711,724	5,331,368	9,732,639	11,049,802

Net interest income	3,672,329	3,529,255	7,234,145	7,353,293
Provision for loan losses	—	25,000	—	175,000

Net interest income after provision for loan losses	3,672,329	3,504,255	7,234,145	7,178,293

Noninterest income:
Loan servicing fees	78,515	89,414	139,407	170,229
Service charges on deposit accounts	276,592	169,746	604,548	348,438
Gain on sale of loans and servicing released loan fees	643,150	437,567	1,231,748	966,647
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	15,278	102,839	459,718
Equity in earnings (loss) of limited partnership	(61,031)	268,112	(106,746)	173,455
Other	150,875	58,925	256,863	151,858

Total noninterest income	1,088,101	1,039,042	2,228,659	2,270,345

Noninterest expenses:
Salaries and employee benefits	2,603,228	1,844,289	5,065,227	4,074,481
Occupancy	565,240	504,594	1,070,605	986,847
Furniture and equipment	178,534	121,061	328,181	232,570
Federal insurance premiums and other regulatory fees	53,525	49,990	104,059	103,428
Marketing	231,186	234,101	392,490	461,892
Charitable contributions	9,685	11,490	20,360	13,884
Legal and professional	300,225	285,928	613,672	593,099
Other	618,215	513,051	1,104,577	1,062,941

Total noninterest expenses	4,559,838	3,564,504	8,699,171	7,529,142

Income before income taxes	200,592	978,793	763,633	1,919,496
Income tax expense	36,283	179,823	100,673	388,491

Net income	$164,309	798,970	662,960	1,531,005

Earnings per share- basic	$0.01	$0.04	$0.03	$0.08

Earnings per share- diluted	$0.01	$0.04	$0.03	$0.08

Weighted average number of common shares outstanding	19,175,233	19,542,998	19,153,929	19,525,714

Weighted average number of common and common equivalent shares outstanding	19,308,510	19,542,998	19,287,206	19,525,714

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2003 and 2002
(unaudited)

	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Cash flows from operating activities:
Net income	$662,960	1,531,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	175,000
Depreciation and amortization	370,789	231,459
Gain on sale of fixed assets	(5)	—
ESOP expense	171,664	257,128
Equity in loss (earnings) of limited partnership	106,746	(173,455)
Amortization of premium (accretion) of discounts, net	1,982,520	(955,278)
Gain on sale of loans	(1,231,748)	(966,647)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(102,839)	(459,718)
Proceeds from sale of loans	42,601,050	47,934,194
Originations and purchases of loans held for sale	(41,228,155)	(45,822,501)
Loss on sales of real estate owned	43,306	28,018
Writedown of real estate owned	352	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	389,726	(604,636)
Decrease in other assets	1,064,284	1,312,794
Increase (decrease) in other liabilities	1,363,270	(4,074,595)

Net cash provided by (used in) operating activities	6,193,920	(1,587,232)

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	(800,000)	(26,692,462)
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(240,475,791)	(194,671,581)
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	7,403,679	51,940,692
Proceeds from maturity on other investments available for sale	4,000,000	—
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	289,575,828	85,234,330
Proceeds from sale of other investment securities available for sale	—	8,700,000
Net repayment of loans receivable, exclusive of loan sales	2,888,002	12,165,098
Net cash paid for EBA Bancshares, Inc.	(3,791,005)	—
Proceeds from redemption of FHLB stock	7,590,000	—
Purchase of FHLB stock	(5,687,500)	—
Proceeds from sale of real estate owned	288,777	345,758
Proceeds from sale of premises and equipment	5,000	—
Purchases of premises and equipment	(1,536,876)	(931,211)

Net cash provided by (used in) investing activities	59,460,114	(63,909,376)

Cash flows from financing activities:
Offering proceeds held in escrow	—	(19,978,915)
Issuance of ESOP common stock	123,691	—
Proceeds from stock offering	—	34,047,819
Cash dividend paid	(732,497)	—
Purchase of common stock	(6,050,580)	—
Cash payment received from ESOP Plan	—	378,131
Net increase in deposits	4,679,080	3,591,612
Net decrease in FHLB advances	(15,750,000)	—
Net (decrease) increase in other borrowings	(43,720,000)	45,422,000
Net decrease in advance payments by borrowers for taxes and insurance	(446,321)	(645,276)

Net cash (used in) provided by financing activities	(61,896,627)	62,815,371

Net increase (decrease) in cash and cash equivalents	3,757,407	(2,681,237)
Cash and cash equivalents at beginning of period	10,118,137	16,128,724

Cash and cash equivalents at end of period	$13,875,544	13,447,487

Supplemental disclosures of cash flow information:
Interest paid	$9,670,921	11,176,780

Income taxes paid	$887,893	408,260

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$223,340	993,919

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

          The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company, as of March 31, 2003 and September 30, 2002, and for the three and six months ended March 31, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and six months ended March 31, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2002.

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

(3)  Earnings per Share

          Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released.  Presented below are the calculations for basic and diluted earnings per share for the three and six months ended March 31, 2003:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Basic:
Net income	$164,309	$798,970	$662,960	$1,531,005
Weighted average number of common shares outstanding	19,175,233	19,542,998	19,153,929	19,525,714
Basic earnings per share	$0.01	$0.04	$0.03	$0.08
Diluted:
Net income	$164,309	$798,970	$662,960	$1,531,005
Weighted average number of common and common equivalent shares outstanding	19,308,510	19,542,998	19,287,206	19,525,714
Diluted earnings per share	$0.01	$0.04	$0.03	$0.08

(4)  Comprehensive Loss

          The primary component of other comprehensive loss for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage backed securities available for sale.  The table below summarizes total comprehensive loss for the three and six months ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Total comprehensive loss	$(15,962,950)	$(6,484,791)	$(5,722,067)	$(5,232,377)
Change in net unrealized holding gains on securities, net of income taxes	(16,127,259)	(7,283,761)	(6,385,027)	(6,763,382)
Net income	$164,309	$798,970	$662,960	$1,531,005

(5)  Stock-Based Compensation

          During 2003, the Company amended the 2001 Stock Option Plan (the Plan) to allow for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees.  At March 31, 2003, the Company had granted 152,000 options under the Plan.  Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option.  When granted, these options vest over a five-year period.  The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003

Net income, as reported	$164,309	$662,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(37,146)	(74,298)

Pro forma net income	$127,163	$588,662

Earnings per share:
Basic – as reported	$0.01	$0.03
Basic – pro forma	$0.01	$0.03
Diluted – as reported	$0.01	$0.03
Diluted – pro forma	$0.01	$0.03

          No stock options were granted during the three and six months ended March 31, 2002.

(6)  Business Combinations

          Effective February 21, 2003, Charter Financial acquired all of the issued and outstanding shares of EBA Bancshares, Inc. (EBA), Opelika, Alabama, and its wholly-owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8,600,000 in cash.  The acquisition has been accounted for using the purchase method of accounting and, hence, the results of operations of EBA have been included in the consolidated financial statements beginning on the aforementioned effective date.  The assets and liabilities of EBA, including preliminary determined purchase accounting adjustments, as of the date of the acquisition, were as follows:

Loans, net	$53,846,691
Other earning assets	8,050,055
Other assets	2,659,402
Goodwill and other intangibles	6,301,223

70,857,371
Deposits	62,056,965
Other liabilities	156,833

Purchase price, including acquisition costs	$8,643,573

          The following summarizes the unaudited pro forma consolidated results of operations assuming EBA was acquired in a purchase accounting transaction on October 1, 2001.

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Interest income	$8,988	10,154	18,725	21,077
Net interest income before provision for loan losses	$3,926	4,114	8,013	8,615
Noninterest income	$1,142	1,136	2,382	2,457
Net (loss) income	$(1,863)	886	(1,360)	1,692

(7)  Goodwill and Other Intangible Assets

          In conjunction with the acquisition of EBA, Charter Financial acquired the following goodwill and other intangibles assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

          Goodwill and other intangible assets include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA.  The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $19,088 for the three and six months ended March 31, 2003.

          At March 31, 2003, other intangible assets is summarized as follows:

Deposit premium	$1,975,941
Less accumulated amortization	19,088

$1,956,853

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

          CharterBank completed the cash acquisition of EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in February 2003. The acquisition added three branches in the Auburn-Opelika area of Alabama with $55.3 million in loans and $60.7 million in retail deposits.  After the acquisition, CharterBank operates a main office, seven full-service branch offices, and three loan production offices in west-central Georgia and east-central Alabama.  CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create long-term, profitable relationships.  We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products.  CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit.  Charter Financial’s results of operations depend primarily on earnings on investments and net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities.  Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, consumer loans, mortgage related securities, and equity securities such as our Freddie Mac common stock investment.  Interest-bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) of Atlanta.

          Our balance sheet at March 31, 2003 contains $247.2 million of Freddie Mac stock, of which $240.9 million is unrealized gain.  Noninterest-bearing liabilities include $93.0 million in deferred taxes related to the unrealized gain in Freddie Mac stock, and accumulated other comprehensive income includes $147.9 million representing the net unrealized gain in Freddie Mac stock.  Our results of operations also depend on our provision for loan losses, noninterest income and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.  Noninterest income includes gains on sale of loans, gains (losses) on sales of investment and mortgage backed securities, and service fees and charges.

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

          The accounting and financial reporting policies of Charter Financial Corporation conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s  ability to repay.

          The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount.  Risk ratings are initially assigned in accordance with the Bank’s loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis.  Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions.  When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly.  If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral as the measure for the amount of the impairment.  Impaired and Classified/Watch loans are aggressively monitored.  The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by loan type.  The Company has developed specific qualitative reserve factors to apply to each individual component of the reserve.  These qualitative reserve factors are based upon economic, market and industry conditions that are specific to the Company’s local markets.  These qualitative reserve factors consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market.  These allocations for the qualitative reserve factors are included in the various individual components of the allowance for loan losses.  The qualitative reserve factors are subjective in nature and require considerable judgment on the part of the Bank’s management.  However, it is the Bank’s opinion that these items do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses.  The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

          Management believes that the allowance for loan losses is adequate. While the Company has 83.79% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years.  Commercial real estate comprises 37.19% of the loan portfolio and a significant portion is owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate.  Construction and development loans comprise 6.32% of the real estate loan portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions.  The residential category represents those loans the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons.  The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market.  The credit has been approved by the investor and the interest rate and purchase price locked so the Company takes no credit or interest rate risk with respect to these loans.  The Company has no large loan concentrations to individual borrowers or industries. Only 7.85% of the Company’s portfolio consists of consumer loans, while 8.36% consists of commercial non real estate loans.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

          The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac stock.  This deduction is the lesser of 70% of dividends received or  70% of taxable income before the dividends received deduction.  Since the Company does not file a consolidated tax return, this determination is made at the individual company level.  At March 31, 2003, the tax provision was based on a deduction of 70% of taxable income.  The actual deduction will be determined at September 30, 2003 based on the level of dividends and the level of taxable income.

Comparison of Financial Condition at March 31, 2003 and September 30, 2002

          Our total assets decreased $8.5 million, or 0.9%, to $974.1 million at March 31, 2003 from $982.6 million at September 30, 2002.

          Total loans increased $53.0 million, or 24.8%, to $267.0 million at March 31, 2003 compared to $214.0 million at September 30, 2002. Loans of $55.3 million were acquired in the Eagle acquisition.  The one-to-four family residential real estate portfolio increased from $100.5 million at September 30, 2002 to $107.4 million at March 31, 2003.  The acquisition of Eagle increased one-to-four family loans by $15.2 million which was partially offset by the prepayments bringing it to a net increase of $6.9 million or 6.9%.  The consumer and other loans increased $2.1 million, or 10.5%, from $20.0 million at September 30, 2002 to $22.1 million at March 31, 2003.  The increase in the consumer loans was primarily due to the Eagle acquisition which increased consumer loans by $4.5 million, with part of the increase offset by reductions in second mortgage loans due to refinancings. Commercial real estate and other commercial loans increased by $37.3 million during the period ended March 31, 2003, and real estate construction loans increased by $6.6 million during the period with Eagle’s acquisition increasing commercial real estate loans by $32.0 million and construction loans by $3.6 million, respectively.

          Mortgage-backed securities and collateralized mortgage obligations decreased from $455.9 million at September 30, 2002 to $403.1 million at March 31, 2003 for a decrease of $52.8 million or 11.6%. The market value of Freddie Mac common stock decreased $13.0 million, or 5.0%, from $260.2 million to $247.2 million as the price per share of Freddie Mac common stock decreased from $55.90 at September 30, 2002 to $53.10 at March 31, 2003.

          Total deposits increased from $210.7 million at September 30, 2002 to $277.5 million at March 31, 2003.  Deposits of $60.7 million were acquired in the Eagle Bank acquisition.

          Management will continue to rely on borrowings, especially FHLB advances and repurchase agreements, to fund purchases in the securities portfolios, and, to a lesser extent, the loan portfolio. The terms of new advances will be determined at the time based on interest rates, the Company’s interest risk profile and other factors.  Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR.  Borrowings decreased from $411.0 million at September 30, 2002 to $351.5 million at March 31, 2003, for a decrease of $59.5 million or 14.5%. Proceeds from the sale of mortgage securities were used to reduce borrowings.

          The Company’s acquisition of Eagle Bank resulted in $4.3 million of goodwill and $2.0 million of core deposit intangible.  The core deposit intangible will be amortized over approximately 13 years using an accelerated method of amortization.

          Our total stockholders’ equity is comprised of realized equity and unrealized equity.  Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is accumulated other comprehensive income.  Stockholders’ equity decreased $12.4 million, or 5.0%, to $236.8 million at March 31, 2003 from September 30, 2002. Realized equity decreased by $6.0 million, from $93.2 million at September 30, 2002 to $87.2 million at March 31, 2003, with the major reason being the increase in treasury stock of $6.1 million.  Treasury stock was acquired for the Company’s restricted stock benefit plan.  Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale.  Accumulated other comprehensive income at March 31, 2003 was $149.6 million, a $6.4 million decrease from the balance at September 30, 2002 of $156.0 million.  The decrease in accumulated other comprehensive income is mainly attributable to the decrease in the market value of our investment in Freddie Mac common stock.

Comparison of Operating Results for the Three Months Ended
March 31, 2003 and 2002

General

          Net income was $164,000 for the three months ended March 31, 2003, which was $635,000 lower than the net income of $799,000 for the three months ended March 31, 2002. This decrease primarily stemmed from higher general and administrative costs and the impact of lower interest rates on the loan portfolio and the securities portfolio.

Interest Income

          Interest income fell by $477,000 to $8.4 million for the three months ended March 31, 2003 from $8.9 million for the three months ended March 31, 2002. One component of the decrease was a decline in the overall yield on investment securities due to the amortization of the premium on the Company’s mortgage-backed securities.  Interest income on loans also dropped by $244,000 due to lower interest rates during the three months ended March 31, 2003.

Interest Expense

          Interest expense fell by $620,000 from $5.3 million for the three months ended March 31, 2002 to $4.7 million for the three months ended March 31, 2003.  Interest expense on deposits and borrowings decreased $324,000 and $296,000, respectively, in 2003 compared to 2002. The reduction in interest expense on borrowings is due to lower interest rates and lower average balances while the reduction in interest expense on deposits is due to lower interest rates and higher balances in the lower cost transaction accounts.

Net Interest Income

          As a result of the above factors, net interest income increased by $143,000 from $3.5 million for the three months ended March 31, 2002 to $3.7 million for the three months ended March 31, 2003.

          The following table depicts the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin.  The table shows these measures with and without the effects of the Freddie Mac common stock.  We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac stock.  Freddie Mac common stock had a dividend return on cost basis of 73.7% at March 31, 2003.  However, the dividend yield on the market value of the Freddie Mac common stock is only 1.84%.  The appreciation in the market value of the Freddie Mac common stock has created our strong accumulated comprehensive income that is a component of stockholders’ equity.

          In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from actual daily balances over the periods indicated.  Interest income includes the recognition of certain fees over the lives of the underlying loans.  The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of March 31, 2003.

	For the Quarter Ended March 31,

	2003			2002

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of March 31, 2003

Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$8,090	$28	1.38%	$4,060	$17	1.67%	$3,001
FHLB common stock and other equity securities	13,539	150	4.43	13,929	222	6.38	12,913
Mortgage-backed securities and collateralized mortgage obligations available for sale	404,490	2,880	2.85	375,830	3,155	3.36	403,098
Other investment securities available for sale	10,697	88	3.29	15,732	171	4.35	9,016
Loans receivable	231,486	4,028	6.96	215,329	4,272	7.94	267,025

Total interest-earning assets excluding Freddie Mac common stock	668,302	7,174	4.29	624,880	7,837	5.02	695,053
Freddie Mac common stock	263,079	1,210	1.84	304,104	1,024	1.35	247,181

Total interest-earning assets including Freddie Mac common stock	931,381	8,384	3.60	928,984	8,861	3.82	942,234
Total non-interest earning assets	26,604	—		17,599	—		31,907

Total assets	$957,985	8,384		$946,583	8,861		$974,141

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$24,969	$54	0.87	$17,342	$42	0.97	$27,525
Savings accounts	11,687	16	0.55	8,567	19	0.89	14,779
Money market deposit accounts	29,701	97	1.31	17,001	68	1.60	34,169
Certificates of deposit accounts	157,561	1,244	3.16	148,517	1,606	4.33	181,925

Total interest-bearing deposits	223,918	1,411	2.52	191,427	1,735	3.63	258,398
Borrowed funds	360,350	3,301	3.66	347,056	3,597	4.15	351,493

Total interest-bearing liabilities	584,268	4,712	3.23	538,483	5,332	3.96	609,891
Noninterest-bearing deposits	14,349			10,527			19,084
Other noninterest-bearing liabilities	110,059	—		123,025	—		108,382

Total noninterest-bearing liabilities	124,408			133,552			127,466
Total liabilities	708,676	4,712		672,035	5,332		737,357
Total equity	249,309	—		274,548	—		236,784

Total liabilities and equity	$957,985	4,712		$946,583	5,332		$974,141

Net interest income, including Freddie Mac common stock		$3,672			$3,529

Net interest rate spread, including Freddie Mac common stock(1)			0.37%			(0.14%)
Net interest margin, including Freddie Mac common stock(2)			1.58%			1.52%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			159.41%			172.52%
Net interest income excluding Freddie Mac common stock dividends		$2,462			$2,505

Net interest rate spread excluding Freddie Mac common stock(3)			1.06%			1.06%
Net interest margin excluding Freddie Mac common stock (4)			1.47%			1.60%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			114.38%			116.04%

(footnotes on following page)

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

          Our net interest margin, excluding Freddie Mac stock, weakened slightly for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.  Our cost of borrowings decreased by 49 basis points for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 while during the same periods our yield on mortgage securities dropped 51 basis points.

          The yield on loans receivable decreased 98 basis points from 7.94% for the three months ended March 31, 2002 to 6.96% for the three months ended March 31, 2003.  This decrease reflects the impact of lower interest rates and the shift in the mix of the loan portfolio as the proportion of one-to-four family mortgage loans decreased and the proportion of commercial real estate loans and construction loans increased from 2002.

          The cost of deposits decreased 111 basis points from 3.63% for the three months ended March 31, 2002 compared to 2.52% for the three months ended March 31, 2003.

          The combination of these rate changes increased the overall net interest margin by six basis points from 1.52% for the three months ended March 31, 2002 compared to 1.58% for the three months ended March 31, 2003. The relatively low margin is a combination of the balance sheet structure with a high proportion of Freddie Mac stock, which has a low yield of 1.84% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly lower than loans.  The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, including amortization of premium on CMO’s and the high prepayments of portfolio mortgage loans and securities.

          The Company is considering instituting a pilot program of writing covered call options on a small portion, no more than 250,000 shares, of its Freddie Mac stock to enhance the yield on this stock.  If these options come into the money, the Company will evaluate at that time how much if any of the stock to sell or whether to repurchase or extend the option.

Provision for Loan Losses

          The provision for loan losses was $25,000 for the three months ended March 31, 2002, while no provision was taken for the three months ended March 31, 2003. The Bank had net charge-offs of $113,000 for the quarter ended March 31, 2002 compared to $66,000 for the quarter ended March 31, 2003.  The majority of the net charge-offs in recent years have been loans acquired in the Citizens National Bank acquisition and that portfolio has reduced to a small percentage of the overall total portfolio with reduced chargeoffs in recent periods.

Noninterest Income

          Noninterest income increased from $1.0 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003.  There was no gain on sale of securities during the three months ended March 31, 2003 compared to $15,000 for the three months ended March 31, 2002.  During the three months ended March 31, 2003, gain on sale of loans increased to $643,000 compared to $438,000 for the three months ended March 31, 2002. This increase was caused by a higher volume of loans originated and sold during 2003. Also, service charges on deposit accounts increased by $107,000 for the quarter ended March 31, 2003 as checking account promotions provided a significant increase in the number of checking accounts and the related deposit fees. The equity in earnings of limited partnership, which invests in loan servicing rights, reflected a loss of $61,031 in the three months ended March 31, 2003 compared to a gain of $268,112 in the three months ended March 31, 2002.

Noninterest Expense

          Noninterest expense increased to $4.6 million for the three months ended March 31, 2003 from $3.6 million for the three months ended March 31, 2002, for an increase of $995,000.  There was an increase of $759,000 in salaries and benefits for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, due primarily to higher salaries, more employees and costs of stock-based benefits.  The quarter ended March 31, 2003 included $433,000 in expense associated with the restricted stock plan, which was implemented during July 2002.  Stock benefits, including the ESOP, increased only $348,000 due to a decrease in ESOP expense,  with the increase in restricted stock plan expense being partially offset by the reduction in ESOP expense. Occupancy expense increased $61,000 for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Marketing expense decreased by $3,000 this year.  Expenses for the new branches acquired in the Eagle Bank acquisition contributed to increases in most categories of expenses.

Income Taxes

          Income taxes decreased to $36,000 for the three months ended March 31, 2003 from $180,000 for the three months ended March 31, 2002 for a decrease of $144,000. The effective tax rate decreased from 18.37% for the three months ended March 31, 2002 to 18.09% for the three months ended March 31, 2003. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, is the primary reason for the favorable effective tax rate.

Other Comprehensive Loss

          As indicated in the tables below, other comprehensive loss was $16.1 million for the three months ended March 31, 2003, compared to $7.3 million for the three months ended March 31, 2002. The loss was primarily the result of the decrease in the price of Freddie Mac common stock during the period ended March 31, 2003. The price of Freddie Mac common stock decreased from $59.05 per share at December 31, 2002 to $53.10 per share at March 31, 2003 or $5.95 per share. During the three months ended March 31, 2002, the price of Freddie Mac common stock decreased from $65.40 per share to $63.37 per share or $2.03 per share.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

December 31, 2002	4,655,000	$59.05	$274,877,750	$164,896,587
March 31, 2003	4,655,000	$53.10	$247,180,500	147,890,476

Change in Freddie Mac stock		$(5.95)		(17,006,111)
Other comprehensive income related to mortgage securities and other investments				878,852

Total other comprehensive loss				$(16,127,259)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

December 31, 2001	4,655,000	$65.40	$304,437,000	$183,045,967
March 31, 2002	4,655,000	$63.37	$294,987,350	177,243,882

Change in Freddie Mac stock		$(2.03)		(5,802,085)
Other comprehensive loss related to mortgage securities and other investments				(1,481,676)

Total other comprehensive loss				$(7,283,761)

Comparison of Operating Results for the Six Months Ended
March 31, 2003 and 2002

General

          Net income was $663,000 for the six months ended March 31, 2003, which was $868,000 lower than the $1.5 million for the six months ended March 31, 2002. This drop primarily stemmed from higher general and administrative expenses.

Interest Income

          Interest income fell by $1.4 million to $17.0 million for the six months ended March 31, 2003 from $18.4 million for the six months ended March 31, 2002. One component of the decrease was a decline in the overall yield on investment securities, excluding Freddie Mac common stock, of 98 basis points. Interest income on loans also dropped by $1.0 million due to lower interest rates during the six months ended March 31, 2003.

Interest Expense

          Interest expense fell by $1.3 million from $11.0 million for the six months ended March 31, 2002 to $9.7 million for the six months ended March 31, 2003.    Interest expense on deposits and borrowings decreased $980,000 and $337,000, respectively, during 2003 compared to 2002. The reduction in interest expense on borrowings is due to lower interest rates in 2003 while the reduction in interest expense on deposits is due to lower rates and higher balances in the lower cost transaction accounts in 2003.

Net Interest Income

          As a result of the above factors, net interest income remained flat at $7.2 million for the quarters ended March 31, 2003 and 2002.  The drop of $1.4 million in interest income was essentially offset by the drop in interest expense.

Provision for Loan Losses

          The provision for loan losses was $175,000 for the six months ended March 31, 2002, while no provision was taken for the six months ended March 31, 2003. The Bank had net charge-offs of $252,000 for the six months ended March 31, 2002 compared to net charge-offs of $55,000 for the six months ended March 31, 2003.  The majority of the net charge-offs in the past have been loans acquired in the Citizens acquisition but that portfolio has reduced to a small percentage of the overall total portfolio.  The decrease in the provision is also attributable to the lack of growth in loans receivable other than the loans acquired in the Eagle Bank acquisition.

Noninterest Income

          Noninterest income decreased $42,000 from $2.3 million for the six months ended March 31, 2002 compared to $2.2 million for the six months ended March 31, 2003.  Gain on sale of securities fell to $103,000 compared to $460,000 for the six months ended March 31, 2002. Service charges on deposit accounts climbed by $256,000 for the six months ended March 31, 2003 as checking account promotions provided significant improvement in the number of checking accounts and the related deposit fees. During the six months ended March 31, 2003, gain on sale of loans increased approximately $265,000 to $1.2 million compared to $967,000 for the six months ended March 31, 2002. This change was caused by a higher volume of loans originated and sold.

Noninterest Expense

          Noninterest expense increased by $1.2 million to $8.7 million for the six months ended March 31, 2003 from $7.5 million for the six months ended March 31, 2002.  There was an increase of $991,000 in salaries and benefits for the six months ended March 31, 2003 compared to the six months ended March 31, 2002, due to higher salaries, additional employees and stock related benefits.  The six months ended March 31, 2003 included $867,000 in expense associated with the restricted stock plan, which was implemented during the fiscal year 2003. Total stock benefits, including the ESOP, reflected an overall increase of only $289,000 due to a decrease in ESOP expense.

Income Taxes

          Income taxes fell by $287,000 to $101,000 for the six months ended March 31, 2003 from $388,000 for the six months ended March 31, 2002. The effective tax rate dropped from 20.24% for the six months ended March 31, 2002 to 13.18% for the six months ended March 31, 2003.

The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, contributed to the lower effective tax rate and had a greater impact on the six months ended March 31, 2002 than March 31, 2003 due to the lower level of taxable income in 2003.

Other Comprehensive Loss

          As indicated in the tables below, other comprehensive loss was $6.4 million for the six months ended March 31, 2003, compared to $6.8 million for the six months ended March 31, 2002. The loss was primarily the result of the drop in the price of Freddie Mac common stock during the period ended March 31, 2003. During the six months ended March 31, 2003, the price of Freddie Mac common stock fell from $55.90 per share at September 30, 2002 to $53.10 per share at March 31, 2003 or $2.80 per share. During the six months ended March 31, 2002, the price of Freddie Mac common stock fell from $65.00 per share to $ 63.37 per share or $1.63 per share.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

September 30, 2002	4,655,000	$55.90	$260,214,500	$155,893,352
March 31, 2003	4,655,000	$53.10	$247,180,500	147,890,476

Change in Freddie Mac stock		$(2.80)		(8,002,876)
Other comprehensive income related to mortgage securities and other investments				1,617,849

Total other comprehensive loss				$(6,385,027)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

September 30, 2001	4,655,000	$65.00	$302,575,000	$181,902,699
March 31, 2002	4,655,000	$63.37	$294,987,350	177,243,882

Change in Freddie Mac stock		$(1.63)		(4,658,817)
Other comprehensive loss related to mortgage securities and other investments				(2,104,565)

Total other comprehensive loss				$(6,763,382)

Asset Quality

          As indicated in the table below, nonperforming loans were $3.0 million at September 30, 2002 and $3.9 million at March 31, 2003.  Nonaccrual loans acquired in the Eagle Bank acquisition were $860,000 at March 31, 2003.  Nonperforming loans as a percent of total loans grew slightly from 1.41% at September 30, 2002 to 1.47% at March 31, 2003.  The allowance for loan losses increased from $5.2 million at September 30, 2002 to $7.3 million at March 31, 2003 as a result of the acquisition of $2.2 million in allowance for loan losses acquired in the Eagle Bank acquisition.

          Underperforming loans are balloon loans that are 90 or more days past contractual maturity on which we are still receiving monthly payments and accruing interest.  Nonperforming loans are nonaccrual loans.  The following table shows underperforming (loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest) and nonperforming assets.

	March 31, 2003	September 30, 2002

	(In thousands)
Underperforming loans	$337	$133

Total nonperforming loans	3,921	3,013
Foreclosed real estate, net	801	670

Total nonperforming assets	$4,722	$3,683

Nonperforming loans to total loans	1.47%	1.41%
Nonperforming assets to total assets	0.48%	0.37%

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

          Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of potential risk in the loan portfolio.  The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions.  A provision for losses in the amount of $175,000 was charged to expense for the six months ended March 31, 2002, while there was no provision for the six months ended March 31, 2003. Management considers the current allowance for loan losses adequate based on its analysis of the potential risk in the portfolio.

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

Commitments

          The Company had commitments to fund loans at March 31, 2003 of approximately $32.7 million which is composed of unused consumer credit lines of approximately $7.5 million, unused commercial credit lines of approximately $8.1 million, unfunded construction loans of approximately $10.6 million, mortgage loans of approximately $2.1 million, and nonresidential and commercial loans of approximately $4.4 million.  Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

          CharterBank is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Lines of credit are unfunded commitments to extend credit.  These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

	Commitments and Contractual Obligations

	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years

Loan commitments to originate 1-4 family mortgage loans	$2,062,115	$—	$—	$—	$—
Loan commitments to fund construction loans in process	10,615,674	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	4,236,842	—	—	—	—
Loan commitments to originate commercial loans	188,600	—	—	—	—
Available home equity and unadvanced lines of credit	15,616,052	—	—	—	—
Letters of credit	901,850	—	—	—	—
Lease agreements	102,828	66,450	42,000	42,000	42,000
Deposits	131,560,551	25,281,074	11,236,981	4,007,716	8,517,183
Securities sold under agreements to repurchase	93,243,000	—	—	—	—
FHLB advances	92,000,000	28,750,000	—	—	—
Commitments to purchase investment and mortgage pool securities	12,928,053	—	—	—	—

Total commitments and contractual obligations	$363,455,565	$54,097,524	$11,278,981	$4,049,716	$8,559,183

          Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Liquidity

          The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. The OTS requires that CharterBank maintain a sufficient amount of liquid assets to maintain its safe and sound operation. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations.  We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets.  At March 31, 2003, our maximum borrowing capacity from the FHLB was approximately $298.1 million as compared to $301.5 million at September 30, 2002.  At March 31, 2003, we had outstanding borrowings of $258.3 million as compared to $274.0 million at September 30, 2002, with unused borrowing capacity of $39.8 million and $27.5 million, respectively.  In addition, we may enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.  We can obtain funds in the brokered deposit markets.  We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock.  We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income.  CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years.  CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

          At March 31, 2003, repurchase agreements totaled $93.2 million, a $43.8 million decrease from the amount outstanding at September 30, 2002 of $137.0 million. Wholesale deposits were $44.4 million at March 31, 2003 as compared to $37.7 million at September 30, 2002.

          Loan repayment and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Principal repayments on mortgage related securities totaled $123.7 million for the three months ended March 31, 2003.  Continued high levels of cash flow are anticipated based on continued low mortgage rates.

          Our primary investing activities are the origination of commercial real estate, one-to-four family real estate, commercial and consumer loans, and the purchase of mortgage and investment securities.  During the six months ended March 31, 2003, we originated approximately $139.8 million in total loans.  Residential mortgage loans accounted for 53.2% of the originations, construction loans for 12.8%, commercial and commercial real estate for 30.5%, and consumer loans for 3.5% of the originations during the six months ended March 31, 2003.  Of the $74.3 million in residential mortgage loans originated, $62.2 million were sold to investors.  During the six months ended March 31, 2002, we originated loans of approximately $90.5 million. Residential mortgage loans accounted for 63.1% of total loan originations and commercial real estate loans accounted for 18.2% of total originations. Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $242.1 million for the six months ended March 31, 2003, and $221.4 million for the six months ended March 31, 2002.  At March 31, 2003 and September 30, 2002, CharterBank had loan commitments to borrowers of approximately $17.1 million and $9.8 million, respectively, and available home equity and unadvanced lines of credit of approximately $15.6 million and $11.3 million, respectively.

          The low interest rate environment, specifically low one-to-four family mortgage rates, has dramatically increased refinancing activity and, accordingly, cash flow on mortgage securities. The level of this increased cash flow depends on the ongoing level of refinancing and thus is difficult to determine at this time.  A significant portion of this cash flow will be reinvested in loans and securities.  Following the end of the quarter, the Company started retaining conforming

15 year one-to-four family loans.  The Company also initiated a one-to-four family 7-1 loan product that is interest only for the first seven years.  To the extent the Company originates these loans in place of loans that previously were sold, gains on sale of loans will be reduced.

          Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors.  Total deposits were $277.5 million at March 31, 2003, as compared to $210.7 million at September 30, 2002.  Total deposits increased by $66.8 million during the six months ended March 31, 2003 of which $60.7 million were acquired in the Eagle Bank acquisition.  Time deposit accounts scheduled to mature within one year were $131.6 million and $110.7 million at March 31, 2003 and September 30, 2002, respectively.  While CharterBank has experienced certificate of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

          Capital expenditures during the six months ended March 31, 2003 included approximately $150,000 for expanding the retail delivery network and $1.3 million for property.  We anticipate that acquisition of branch sites, construction, expansion and renovation of retail facilities during fiscal 2003 will be approximately $4.5 million.  Except for the above and the intent to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2003.  We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Capital and Capital Management

          CharterBank has traditionally been a well-capitalized savings association due, among other factors, to the unrealized gains on Freddie Mac common stock.  At March 31, 2003 and September 30, 2002, we exceeded each of the applicable regulatory capital requirements.  Our tier 1 capital was $67.6 million and $73.6 million at March 31, 2003 and September 30, 2002, respectively.  Tier 1 capital represented 14.33% and 16.34% of risk-weighted assets at March 31, 2003 and September 30, 2002, respectively.  Tier 1 capital represented 9.38% and 10.16% of total regulatory assets at March 31, 2003 and September 30, 2002, which exceeds the well capitalized requirements of 5.0%.  At March 31, 2003 and September 30, 2002, respectively, we had total risk-based capital of $135.2 million and $147.3 million and risk-based capital ratios of  28.67% and 32.67%, which significantly exceeds the applicable well capitalized requirements of 10.0%.  CharterBank exceeded the well capitalized level of its various regulatory capital requirements by amounts ranging from $31.6 million to $88.0 million at March 31, 2003.

          The Recognition and Retention Plan (restricted stock grants), which was adopted and approved by shareholders in fiscal 2002 and amended in fiscal 2003, has 283,177 restricted common shares authorized of which 133,240 shares were granted in July 2002.  During the six months ended March 31, 2003, the Company acquired an additional 197,579 common shares for the Recognition and Retention Plan Trust.  Subsequent to March 31, 2003 the Company completed the purchase from the open market of the shares authorized for this plan. The stock option plan, which was adopted in fiscal 2002 and amended in fiscal 2003, has 707,943 shares authorized.

          We paid a dividend of $0.10 per share in June, September, and December 2002, and March 2003, with First Charter, MHC waiving its portion of these dividends. The Company has declared a dividend of $0.20 per share payable in June 2003, with First Charter, MHC waiving these dividends as well.  The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends.  The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions.

Recent Accounting Pronouncements

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in APB Opinion No. 30 must be reclassified. The statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial condition or results of operations.

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

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. Management does not anticipate that FIN 46 will have a material impact on the Company’s financial condition or results of operations.

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

Item 3
Quantitative and Qualitative Disclosures about Market Risk

          As of March 31, 2003, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2002.  The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2002 included in Charter Financial’s 2002 annual report on Form 10-K.

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

                 None.

Item 3.     Defaults upon Senior Securities

                 None.

Item 4.     Submission of Matters to a Vote of Security Holders

                 The Company held its annual meeting of shareholders on February 26, 2003 (the “Meeting”).  All of the proposals submitted to the shareholders at the Meeting were approved.  The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Election of two candidates to the board of directors.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld

Jane W. Darden	18,999,425	70,275
Thomas M. Lane	19,017,425	52,275

2. Amendment of the Charter Financial Corporation 2001 Stock Option Plan to increase the number of shares of common stock available for grant thereunder.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain

2,404,722	814,071	2,533

3. Amendment of the Charter Financial Corporation 2001 Recognition and Retention Plan to increase the number of shares of common stock available for award thereunder.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain

2,259,776	959,317	2,533

4. Amendment of the Charter Financial Corporation 2001 Stock Option Plan to add Article IX, allowing for, among other things, acceleration of vesting upon retirement or change in control.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain

3,001,264	216,829	3,233

5. Amendment of the Charter Financial Corporation 2001 Recognition and Retention Plan to add Article X, allowing for, among other things, acceleration of vesting upon retirement or change in control.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain

3,006,264	211,529	3,533

6. Ratification of the appointment of KPMG LLP as independent auditors of Charter Financial Corporation for the fiscal year ending September 30, 2003.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain

18,992,045	42,500	45,705

Item 5.     Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.  The statements are attached hereto as Exhibit 99.1.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits – 99.1 CEO/CFO Certification

(b) Reports on Form 8-K

The Company filed a Form 8-K with the Securities and Exchange Commission on February 21, 2003 reporting in Item 5 the acquisition of EBA Bancshares Inc., an Alabama corporation, pursuant to a business combination agreement entered into on September 10, 2002 by and among the Company, the Bank and EBA Bancshares, Inc.

The Company filed a Form 8-K with the Securities and Exchange Commission February 26, 2003 reporting in Item 9 the contents of management’s presentation at the Company’s 2003 Annual Meeting of Stockholders held on February 26, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2003	By:	/s/ ROBERT L. JOHNSON

Robert L. Johnson President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ CURTIS R. KOLLAR

Curtis R. Kollar Chief Financial Officer, Vice President And Treasurer

CERTIFICATIONS

I, Robert L. Johnson certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Charter Financial Corporation;

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

Date: May 13, 2003		/s/ ROBERT L. JOHNSON

Robert L. Johnson President and Chief Executive Officer

I, Curtis R. Kollar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Charter Financial Corporation;

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

Date: May 13, 2003		/s/ CURTIS R. KOLLAR

Curtis R. Kollar Chief Financial Officer, Vice President And Treasurer