Form 10-Q
period 2003-06-30
CHARTER FINANCIAL CORP/GA
filed 2003-08-14
CIK 1136796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-33071

Charter Financial Corporation

(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	58-2659667 (IRS Employer Identification No.)

600 Third Avenue, West Point, Georgia (Address of principal executive offices)	31833 (Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes ☒ No ☐

As of July 31, 2003, the registrant had 19,539,228 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,681,304 shares were held by the public and directors, officers and employees of the registrant.

SIGNATURES	Page 34

CERTIFICATIONS

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30, 2003 and September 30, 2002
(unaudited)

	June 30, 2003	September 30, 2002

Assets
Cash and amounts due from depository institutions	$12,432,992	7,990,832
Interest-bearing deposits in other financial institutions	11,011,677	2,127,305

Cash and cash equivalents	23,444,669	10,118,137

Loans held for sale, market value of $7,491,316 and $8,582,332 at June 30, 2003 and September 30, 2002, respectively	7,218,710	8,437,409
Freddie Mac common stock	236,334,350	260,214,500
Mortgage-backed securities and collateralized mortgage obligations available for sale	418,245,116	455,940,470
Other investment securities available for sale	13,182,410	12,058,565
Federal Home Loan Bank stock	13,512,500	14,365,000
Loans receivable	283,110,945	214,006,327
Less:
Unamortized loan origination fees, net	(356,973)	(173,319)
Allowance for loan losses	(7,038,109)	(5,179,048)

Loans receivable, net	275,715,863	208,653,960

Real estate owned	593,953	669,618
Accrued interest and dividends receivable	2,985,786	3,264,921
Premises and equipment, net	8,874,166	6,243,345
Intangibles, net of amortization	6,225,617	—
Other assets	7,214,694	2,597,509

Total assets	$1,013,547,834	982,563,434

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$276,611,555	210,746,322
Borrowings	391,516,000	410,963,000
Advance payments by borrowers for taxes and insurance	1,014,864	1,356,720
Deferred income taxes	87,295,618	96,040,343
Other liabilities	30,112,502	14,291,483

Total liabilities	786,550,539	733,397,868

Stockholders’ Equity:
Common stock - $0.01 par value; 19,822,405 shares issued at June 30, 2003 and September 30, 2002; 19,539,228 and 19,821,405 shares outstanding at June 30, 2003 and September 30, 2002, respectively	198,224	198,224
Treasury stock, at cost; 283,177 and 1,000 shares at June 30, 2003 and September 30, 2002, respectively	(8,746,077)	(29,930)
Additional paid-in capital	37,560,488	37,476,396
Unearned compensation	(2,624,940)	(2,664,539)
Retained earnings	58,020,658	58,224,724
Accumulated other comprehensive income – net unrealized holding gains on securities available for sale	142,588,942	155,960,691

Total stockholders’ equity	226,997,295	249,165,566

Total liabilities and stockholders’ equity	$1,013,547,834	982,563,434

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Nine Months Ended June 30, 2003 and 2002
(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Interest and dividend income:
Debt securities	$93,203	188,624	286,909	424,608
Equity securities	1,363,959	1,192,726	3,922,457	3,559,530
Mortgage-backed securities and collateralized mortgage obligations	2,705,386	3,919,153	9,019,679	10,827,826
Loans receivable	4,352,473	4,067,605	12,200,131	12,894,811
Interest-bearing deposits in other financial institutions	29,950	13,079	82,233	61,689

Total interest and dividend income	8,544,971	9,381,187	25,511,409	27,768,464

Interest expense:
Deposits	1,464,855	1,577,621	4,255,969	5,332,943
Borrowings	3,129,198	3,774,422	10,070,377	11,053,087

Total interest expense	4,594,053	5,352,043	14,326,346	16,386,030

Net interest income	3,950,918	4,029,144	11,185,063	11,382,434
Provision for loan losses	—	75,000	—	250,000

Net interest income after provision for loan losses	3,950,918	3,954,144	11,185,063	11,132,434

Noninterest income:
Loan servicing fees	(11,473)	71,704	127,934	241,933
Service charges on deposit accounts	383,031	241,494	987,579	589,946
Gain on sale of loans and servicing released loan fees	886,087	354,201	2,117,835	1,320,847
Gain (loss) on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	4,199	(1,481,204)	107,038	(1,021,485)
Equity in earnings (loss) of limited partnership	—	54,225	(106,746)	227,680
Other	164,444	52,982	421,306	204,840

Total noninterest income	1,426,288	(706,598)	3,654,946	1,563,761

Noninterest expenses:
Salaries and employee benefits	2,845,347	1,471,344	7,910,574	5,545,825
Occupancy	567,046	524,564	1,637,651	1,511,411
Furniture and equipment	158,754	108,399	486,935	340,969
Federal insurance premiums and other regulatory fees	52,074	59,491	156,133	162,919
Marketing	197,071	177,443	589,561	639,335
Charitable contributions	1,844	2,240	22,204	16,124
Legal and professional	300,550	267,663	914,221	860,762
Other	630,552	556,511	1,735,129	1,619,467

Total noninterest expenses	4,753,238	3,167,655	13,452,408	10,696,812

Income before income taxes	623,968	79,891	1,387,601	1,999,383
Income tax expense (benefit)	80,188	(113,510)	180,861	274,981

Net income	$543,780	193,401	1,206,740	1,724,402

Earnings per share- basic	$0.03	$0.01	$0.06	$0.09

Earnings per share- diluted	$0.03	$0.01	$0.06	$0.09

Weighted average number of common shares outstanding	19,439,329	19,542,998	19,501,443	19,531,834

Weighted average number of common and common equivalent shares outstanding	19,577,646	19,542,998	19,637,968	19,531,834

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2003 and 2002
(unaudited)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Cash flows from operating activities:
Net income	$1,206,740	1,724,402
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	250,000
Depreciation and amortization	714,226	349,442
Gain on sale of fixed assets	(5)	—
ESOP expense	257,603	821,863
Equity in loss (earnings) of limited partnership	106,746	(227,680)
Amortization of premium	2,671,143	515,685
Gain on sale of loans	(2,117,835)	(1,320,847)
(Gain) loss on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(107,038)	1,021,485
Proceeds from sale of loans	82,643,241	71,217,781
Originations and purchases of loans held for sale	(79,306,707)	(68,875,000)
Loss on sales of real estate owned	33,654	37,906
Writedown of real estate owned	97,287	31,640
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	543,335	10,496
(Increase) decrease in other assets	(5,047,419)	1,425,612
Increase (decrease) in other liabilities	15,606,624	(4,376,573)

Net cash provided by operating activities	17,301,595	2,606,212

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	(4,917,760)	(43,174,323)
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(441,541,644)	(310,097,484)
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	8,679,176	57,037,189
Proceeds from maturity on other investments available for sale	4,000,000	—
Proceeds from sale of other investment securities available for sale	—	19,700,000
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	472,953,107	121,792,424
Net (increase) repayment of loans receivable, exclusive of loan sales	(13,401,101)	8,727,757
Net cash paid for EBA Bancshares, Inc.	(3,791,005)	—
Proceeds from redemption of FHLB stock	13,125,000	—
Purchase of FHLB stock	(11,822,500)	—
Proceeds from sale of real estate owned	429,814	437,070
Proceeds from sale of premises and equipment	16,122	—
Purchases of premises and equipment, net of dispositions	(1,720,422)	(1,802,364)

Net cash provided by (used in) investing activities	22,008,787	(147,379,731)

Cash flows from financing activities:
Offering proceeds held in escrow	—	(19,978,915)
Issuance of ESOP common stock	123,691	—
Proceeds from stock offering	—	34,047,819
Cash dividend paid	(1,410,806)	(366,849)
Purchase of common stock	(8,716,147)	—
Net increase in deposits	3,808,268	14,011,588
Net (decrease) increase in FHLB advances	(3,750,000)	65,750,000
Net (decrease) increase in other borrowings	(15,697,000)	47,872,000
Net decrease in advance payments by borrowers for taxes and insurance	(341,856)	(472,007)

Net cash (used in) provided by financing activities	(25,983,850)	140,863,636

Net increase (decrease) in cash and cash equivalents	13,326,532	(3,909,883)
Cash and cash equivalents at beginning of period	10,118,137	16,128,724

Cash and cash equivalents at end of period	$23,444,669	12,218,841

Supplemental disclosures of cash flow information:
Interest paid	$14,430,996	14,409,852

Income taxes paid	$1,191,632	5,043,781

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$245,090	1,531,083

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

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company, as of June 30, 2003 and September 30, 2002, and for the three and nine months ended June 30, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and nine months ended June 30, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2002.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and nine months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Basic:
Net income	$543,780	$193,401	$1,206,740	$1,724,402
Weighted average number of common shares outstanding	19,439,329	19,542,998	19,501,443	19,531,834
Basic earnings per share	$0.03	$0.01	$0.06	$0.09
Diluted:
Net income	$543,780	$193,401	$1,206,740	$1,724,402
Weighted average number of common and common equivalent shares outstanding	19,577,646	19,542,998	19,637,968	19,531,834
Diluted earnings per share	$0.03	$0.01	$0.06	$0.09

(4) Comprehensive Loss

The primary component of other comprehensive loss for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage backed securities available for sale. The table below summarizes total comprehensive loss for the three and nine months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Total comprehensive loss	$(6,442,942)	$(3,719,626)	$(12,165,009)	$(8,952,007)
Change in net unrealized holding gains on securities, net of income taxes	(6,986,722)	(3,913,027)	(13,371,749)	(10,676,409)

Net income	$543,780	$193,401	$1,206,740	$1,724,402

(5) Stock-Based Compensation

During 2003, the Company amended the 2001 Stock Option Plan (the Plan) to allow for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At June 30, 2003, the Company had granted 152,000 options under the Plan. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,	Nine Months Ended June 30,

	2003	2003

Net income, as reported	$543,780	$1,206,740
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(37,149)	(111,447)

Pro forma net income	$506,631	$1,095,293

Earnings per share:
Basic – as reported	$0.03	$0.06
Basic – pro forma	$0.03	$0.06
Diluted – as reported	$0.03	$0.06
Diluted – pro forma	$0.03	$0.06

No stock options were granted during the three and nine months ended June 30, 2002.

(6) Business Combination

Effective February 21, 2003, Charter Financial acquired all of the issued and outstanding shares of EBA Bancshares, Inc. (EBA), Opelika, Alabama, and its wholly-owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8,600,000 in cash. The acquisition has been accounted for using the purchase method of accounting and, hence, the results of operations of EBA have been included in the consolidated financial statements beginning on the aforementioned effective date. The fair value of the assets and liabilities of EBA as of the date of the acquisition, were as follows:

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Interest income	$8,545	10,632	27,269	31,693
Net interest income before provision for loan losses	$3,951	4,583	11,964	13,198
Noninterest income (loss)	$1,426	(619)	3,808	1,839
Net income (loss)	$544	257	(816)	1,949

(7) Goodwill and Other Intangible Assets

In conjunction with the acquisition of EBA, Charter Financial acquired the following goodwill and other intangible assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

Goodwill and other intangible assets include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $56,518 and $75,606 for the three and nine months ended June 30, 2003, respectively.

At June 30, 2003, other intangible assets is summarized as follows:

Deposit premium	$1,975,941
Less accumulated amortization	75,606

$1,900,335

(8) Derivative Instruments

Charter Financial sold covered call options on 75,000 shares of its Freddie Mac common stock during June 2003. At June 30, 2003, the fair value of the options was $11,000. The Company has recorded the unrealized gain in the income statement as the derivative instruments are not accounted for as hedges.

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

CharterBank completed the cash acquisition of EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in February 2003. The acquisition added three branches in the Auburn-Opelika area of Alabama with $53.8 million in net loans and $62.1 million in deposits. After the acquisition, CharterBank operates a main office, seven full-service branch offices, and three loan production offices in west-central Georgia and east-central Alabama.

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

Our balance sheet at June 30, 2003 contains $236.3 million of Freddie Mac stock, of which $230.0 million is unrealized gain. Noninterest-bearing liabilities include $88.8 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock, and accumulated other comprehensive income includes $141.2 million representing the net unrealized gain on the Freddie Mac common stock.

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

Management believes that the allowance for loan losses is adequate. While the Company has 84.44% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 36.35% of the loan portfolio and a significant portion is owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development loans comprise 5.91% of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 7.22% of the Company’s portfolio consists of consumer loans, while 8.34% consists of commercial non real estate loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. Since the Company does not file a consolidated tax return, this determination is made at the individual company level. At June 30, 2003, the tax provision was based on a deduction of 70% of taxable income. The actual deduction will be determined at September 30, 2003 based on the level of dividends and the level of taxable income.

Comparison of Financial Condition at June 30, 2003 and September 30, 2002

Our total assets increased $30.9 million, or 3.1%, to $1.0 billion at June 30, 2003 from $982.6 million at September 30, 2002.

Total loans increased $69.1 million, or 32.3%, to $283.1 million at June 30, 2003 compared to $214.0 million at September 30, 2002. Loans of $55.3 million were acquired in the Eagle acquisition during the March quarter. The one-to-four family residential real estate portfolio increased from $100.5 million at September 30, 2002 to $119.4 million at June 30, 2003, increasing one-to-four family loans by $18.9 million. The loans acquired in the acquisition of Eagle Bank increased one-to-four family loans by $15.2 million. Originations retained along with prepayments in the portfolio resulted in a net increase in one-to-four family loans, exclusive of the Eagle Bank acquisition, of $3.7 million or 3.7%. Consumer and other loans increased $400,000, or 2.0%, from $20.0 million at September 30, 2002 to $20.4 million at June 30, 2003. The increase in the consumer loans was primarily due to the Eagle Bank acquisition which increased consumer loans by $4.5 million, with part of the increase offset by reductions in second mortgage loans due to refinancings. Commercial real estate and other commercial loans increased by $41.9 million during the period ended June 30, 2003, and real estate construction loans increased by $7.8 million during the period with Eagle’s acquisition increasing commercial real estate loans by $32.0 million and construction loans by $3.6 million, respectively.

Mortgage-backed securities and collateralized mortgage obligations decreased from $455.9 million at September 30, 2002 to $418.2 million at June 30, 2003 for a decrease of $37.7 million or 8.3%, as only a portion of the repayments of mortgage securities was replaced with newly purchased securities. The market value of Freddie Mac common stock declined $23.9 million, or 9.2%, from $260.2 million to $236.3 million as the price per share of Freddie Mac common stock decreased from $55.90 at September 30, 2002 to $50.77 at June 30, 2003.

Total deposits increased from $210.7 million at September 30, 2002 to $276.6 million at June 30, 2003. Deposits of $62.1 million were acquired in the Eagle Bank acquisition.

Management will continue to rely on borrowings, especially FHLB advances and repurchase agreements, to fund the securities portfolios, and, to a lesser extent, growth in loans. The terms of new advances will be determined at the time based on interest rates, the Company’s interest risk profile and other factors. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. Borrowings decreased from $411.0 million at September 30, 2002 to $391.5 million at June 30, 2003, for a decrease of $19.5 million or 4.7%. Proceeds from the sale of mortgage securities were used to reduce borrowings.

The Company’s acquisition of Eagle Bank resulted in recording $4.3 million of goodwill and $2.0 million of core deposit intangible. The core deposit intangible is amortized over approximately 13 years using an accelerated method of amortization.

Our total stockholders’ equity is comprised of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income. Stockholders’ equity decreased $22.2 million, or 8.9%, to $227.0 million at June 30, 2003 from September 30, 2002. Realized equity decreased by $8.8 million from $93.2 million at September 30, 2002 to $84.4 million at June 30, 2003, with the primary reason being the increase in treasury stock of $8.7 million. Treasury stock was acquired for the Company’s restricted stock benefit plan. Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income at June 30, 2003 was $142.6 million, a $13.4 million decrease from the balance at September 30, 2002 of $156.0 million.

As indicated in the tables below, other comprehensive loss was $7.0 million for the three months ended June 30, 2003, compared to $3.9 million for the three months ended June 30, 2002. The loss was primarily the result of the decrease in the price of Freddie Mac common stock during the period ended June 30, 2003. The price of Freddie Mac common stock fell by $2.33 and $2.17 per share, respectively for the quarters ended June 30, 2003 and June 30, 2002.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

March 31, 2003	4,655,000	$53.10	$274,180,500	$147,890,476
June 30, 2003	4,655,000	$50.77	$236,334,350	141,230,940

Change in Freddie Mac stock		$(2.33)		(6,659,536)
Other comprehensive loss related to mortgage securities and other investments				(327,186)

Total other comprehensive loss				$(6,986,722)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

March 31, 2002	4,655,000	$63.37	$294,987,350	$177,243,882
June 30, 2002	4,655,000	$61.20	$284,886,000	171,041,653

Change in Freddie Mac stock		$(2.17)		(6,202,229)
Other comprehensive income related to mortgage securities and other investments				2,289,202

Total other comprehensive loss				$(3,913,027)

As indicated in the tables below, other comprehensive loss was $13.4 million for the nine months ended June 30, 2003, compared to $10.7 million for the nine months ended June 30, 2002. The loss was primarily the result of the decrease in the price of Freddie Mac common stock during the period ended June 30, 2003. The price of Freddie Mac common stock fell by $5.13 and $3.80 per share, respectively for the nine months ended June 30, 2003 and June 30, 2002.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

September 30, 2002	4,655,000	$55.90	$260,214,500	$155,893,352
June 30, 2003	4,655,000	$50.77	$236,334,350	141,230,940

Change in Freddie Mac stock		$(5.13)		(14,662,412)
Other comprehensive income related to mortgage securities and other investments				1,290,663

Total other comprehensive loss				$(13,371,749)

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax

September 30, 2001	4,655,000	$65.00	$302,575,000	$181,902,699
June 30, 2002	4,655,000	$61.20	$284,886,000	171,041,653

Change in Freddie Mac stock		$(3.80)		(10,861,046)
Other comprehensive income related to mortgage securities and other investments				184,637

Total other comprehensive loss				$(10,676,409)

Comparison of Operating Results for the Three Months Ended
June 30, 2003 and 2002

General

Net income was $544,000 for the three months ended June 30, 2003, which was $351,000 higher than the net income of $193,000 for the three months ended June 30, 2002. The most significant factor in the earnings increase was a $1.5 million pre-tax loss on the sale of a WorldCom bond in the three months ended June 30, 2002 that was not a factor in the most recent period. Also, general and administrative costs were higher during the three months ended June 30, 2003, partially due to the Eagle Bank acquisition.

Interest Income

Interest income fell by $836,000 to $8.5 million for the three months ended June 30, 2003 from $9.4 million for the three months ended June 30, 2002. The main component of the decrease was a decline in the overall yield on investment securities due to the amortization of the premium on the Company’s mortgage-backed securities. Interest income on loans increased by $285,000 for the three months ended June 30, 2003 compared to the same period in 2002 due to higher loan balances that offset lower interest rates during the three months ended June 30, 2003.

Interest Expense

Interest expense fell by $758,000 from $5.4 million for the three months ended June 30, 2002 to $4.6 million for the three months ended June 30, 2003. Interest expense on deposits and borrowings decreased $113,000 and $645,000, respectively, in 2003 compared to 2002. The reduction in interest expense on borrowings is due to lower interest rates and lower average balances while the reduction in interest expense on deposits is due to lower interest rates and a change in the composition with higher balances in the lower cost transaction accounts.

Net Interest Income

Net interest income remained at $4.0 million for the three months ended June 30, 2003 and June 30, 2002.

In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of June 30, 2003.

The following table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of 76.64% for the nine months ended June 30, 2003. However, the dividend yield on the market value of the Freddie Mac common stock is only 1.83%. The appreciation in the market value of the Freddie Mac common stock has created our strong accumulated comprehensive income that is a component of stockholders’ equity.

	For the Quarter Ended June 30,

	2003			2002

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of June 30, 2003

Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$9,553	$31	1.30%	$2,911	$12	1.65%	$11,012
FHLB common stock and other equity securities	13,002	154	4.74	14,115	169	4.79	13,513
Mortgage-backed securities and collateralized mortgage obligations available for sale	389,541	2,705	2.78	417,323	3,919	3.76	418,245
Other investment securities available for sale	10,837	93	3.43	17,622	189	4.29	13,182
Loans receivable	275,880	4,352	6.31	216,110	4,068	7.53	283,111

Total interest-earning assets excluding Freddie Mac common stock	698,813	7,335	4.20	668,081	8,357	5.00	739,063
Freddie Mac common stock	265,068	1,210	1.83	301,362	1,024	1.36	236,334

Total interest-earning assets including Freddie Mac common stock	963,881	8,545	3.55	969,443	9,381	3.87	975,397
Total non-interest earning assets	27,007	—		14,404	—		38,151

Total assets	$990,888	8,545		$983,847	9,381		$1,013,548

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$29,183	$48	0.66	$18,960	$45	0.95	$29,603
Savings accounts	14,661	19	0.52	9,109	17	0.75	14,647
Money market deposit accounts	33,813	115	1.36	21,588	87	1.61	33,934
Certificates of deposit accounts	176,289	1,283	2.91	145,292	1,429	3.93	178,006

Total interest-bearing deposits	253,946	1,465	2.31	194,949	1,578	3.24	256,190
Borrowed funds	354,288	3,129	3.53	382,767	3,774	3.94	391,516

Total interest-bearing liabilities	608,234	4,594	3.02	577,716	5,352	3.71	647,706
Noninterest-bearing deposits	20,688			10,936			20,422
Other noninterest-bearing liabilities	114,848	—		121,218	—		118,423

Total noninterest-bearing liabilities	135,536			132,154			138,845
Total liabilities	743,770	4,594		709,870	5,352		786,551
Total equity	247,118	—		273,977	—		226,997

Total liabilities and equity	$990,888	4,594		$983,847	5,352		$1,013,548

Net interest income, including Freddie Mac common stock		$3,951			$4,029

Net interest rate spread, including Freddie Mac common stock(1)			0.53%			0.16%
Net interest margin, including Freddie Mac common stock(2)			1.64%			1.66%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			158.47%			167.81%
Net interest income excluding Freddie Mac common stock dividends		$2,741			$3,005

Net interest rate spread excluding Freddie Mac common stock(3)			1.18%			1.29%
Net interest margin excluding Freddie Mac common stock (4)			1.57%			1.80%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			114.89%			115.64%

(footnotes on following page)

______________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

Our cost of borrowings decreased by 41 basis points for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 while during the same periods our yield on mortgage securities dropped 98 basis points.

The yield on loans receivable decreased 122 basis points from 7.53% for the three months ended June 30, 2002 to 6.31% for the three months ended June 30, 2003. This reduction reflects the impact of lower interest rates and the shift in the mix of the loan portfolio as the proportion of one-to-four family mortgage loans decreased and the proportion of commercial real estate loans and construction loans increased from 2002.

The cost of deposits decreased 93 basis points from 3.24% for the three months ended June 30, 2002 compared to 2.31% for the three months ended June 30, 2003.

The combination of these rate changes decreased the overall net interest margin by two basis points from 1.66% for the three months ended June 30, 2002 to 1.64% for the three months ended June 30, 2003. The relatively low margin is a combination of the balance sheet structure with a high proportion of Freddie Mac stock, which has a low yield of 1.83% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, including amortization of premium on CMO’s and the high prepayments of portfolio mortgage loans and securities.

The Company has instituted a pilot program of writing covered call options on a small portion, no more than 250,000 shares, of its Freddie Mac stock to enhance the yield on this stock. When the Company writes a covered call, the Company sells an option where the Company receives a premium and the counterparty can purchase a portion of the Company’s Freddie Mac common stock at a set strike price for a limited time. At the maturity of the options, if the strike price exceeds the market price of the Freddie Mac common stock, the Company can sell the Freddie Mac common stock at the strike price or repurchase the option for an amount that approximates the difference between the strike price and the market price of the Freddie Mac common stock. If these options come into the money, the Company will evaluate at that time how much, if any, of the stock to sell, or whether to repurchase or extend the option.

Provision for Loan Losses

The provision for loan losses was $75,000 for the three months ended June 30, 2002, while no provision was taken for the three months ended June 30, 2003. The Bank had net charge-offs of $134,000 for the quarter ended June 30, 2002 compared to $264,000 for the quarter ended June 30, 2003.

Noninterest Income

Noninterest income improved from a $707,000 loss for the three months ended June 30, 2002 to $1.4 million for the three months ended June 30, 2003. There was $4,000 gain on sale of securities during the three months ended June 30, 2003 compared to a loss of $1.5 million for the three months ended June 30, 2002. The 2002 loss is primarily the loss on the sale of a WorldCom bond. During the three months ended June 30, 2003, gain on sale of loans increased to $886,000 compared to $354,000 for the three months ended June 30, 2002. This increase was caused by a higher volume of loans originated and sold during 2003. During the quarter, the Company began retaining conforming 15-year one-to-four family loans with approximately $6.7 million being retained as of June 30, 2003. To the extent the Company continues to retain these loans in place of loans that previously were sold, gains on sale of loans will be reduced. Loan servicing income was a loss of $11,000 for the three months ended June 30, 2003 compared to income of $79,000 for the three months ended June 30, 2002. The three months ended June 30, 2003 included an impairment charge on loan servicing of approximately $64,000. Also, service charges on deposit accounts improved by $142,000 for the quarter ended June 30, 2003 as checking account promotions provided a significant increase in the number of checking accounts and the related deposit fees. The equity in earnings of limited partnership, which invests in loan servicing rights, was charged off in March 2003, and thus reflected no activity in the three months ended June 30, 2003 compared to a gain of $54,000 in the three months ended June 30, 2002.

Noninterest Expense

Noninterest expense increased to $4.8 million for the three months ended June 30, 2003 from $3.2 million for the three months ended June 30, 2002, for an increase of $1.6 million. There was an increase of $1.4 million in salaries and benefits for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, due primarily to higher salaries, more employees and costs of stock-based benefits, with stock-based benefits accounting for 42.3 % of the increase. Occupancy expense was up $42,000 for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Marketing expense increased by $20,000 this quarter compared to the quarter ended June 30, 2002. Direct general and administrative expenses for the new branches acquired in the Eagle Bank acquisition totaled approximately $500,000.

Income Taxes

Income taxes increased to $80,000 for the three months ended June 30, 2003 from a benefit of $114,000 for the three months ended June 30, 2002 for an increase of $194,000, resulting in an effective tax rate of 12.85% for the three months ended June 30, 2003. The low level of income before taxes and the impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, created a tax benefit for the quarter ended June 30, 2002.

Comparison of Operating Results for the Nine Months Ended
June 30, 2003 and 2002

General

Net income was $1.2 million for the nine months ended June 30, 2003, which was $500,000 lower than the $1.7 million for the nine months ended June 30, 2002

Interest Income

Interest income fell by $2.3 million to $25.5 million for the nine months ended June 30, 2003 from $27.8 million for the nine months ended June 30, 2002. One component of the decrease was a drop in the overall yield on investment securities, excluding Freddie Mac common stock, of 71 basis points. Interest income on loans also decreased by $695,000 due to lower interest rates during the nine months ended June 30, 2003.

Interest Expense

Interest expense fell by $2.1 million from $16.4 million for the nine months ended June 30, 2002 to $14.3 million for the nine months ended June 30, 2003. Interest expense on deposits and borrowings decreased $1.1 million and $1.0 million, respectively, during 2003 compared to 2002. The reduction in interest expense on borrowings is due to lower interest rates in 2003 while the reduction in interest expense on deposits is due to lower rates and higher balances in the lower cost transaction accounts in 2003.

Net Interest Income

As a result of the above factors, net interest income increased slightly from $11.1 million for the nine months ended June 30, 2002 to $11.2 million for the nine months ended June 30, 2003. The decrease of $2.3 million in interest income was essentially offset by the decrease in interest expense.

In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of June 30, 2003.

The following table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of 72.68% for the nine months ended June 30, 2003. However, the dividend yield on the market value of the Freddie Mac common stock is only 1.72%. The appreciation in the market value of the Freddie Mac common stock has created our strong accumulated comprehensive income that is a component of stockholders’ equity.

	For the Nine Months Ended June 30,

	2003			2002

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of June 30, 2003

Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$7,809	$81	1.38%	$4,068	$61	2.00%	$11,012
FHLB common stock and other equity securities	13,455	478	4.74	13,370	580	5.78	13,513
Mortgage-backed securities and collateralized mortgage obligations available for sale	406,875	9,020	2.96	378,531	10,828	3.81	418,245
Other investment securities available for sale	11,205	287	3.42	13,717	425	4.13	13,182
Loans receivable	244,406	12,200	6.66	221,785	12,895	7.75	283,111

Total interest-earning assets excluding Freddie Mac common stock	683,750	22,066	4.30	631,471	24,789	5.23	739,063
Freddie Mac common stock	266,588	3,445	1.72	306,177	2,979	1.30	236,334

Total interest-earning assets including Freddie Mac common stock	950,338	25,511	3.58	937,648	27,768	3.95	975,397
Total non-interest earning assets	20,373	—		22,284	—		38,151

Total assets	$970,711	25,511		$959,932	27,768		$1,013,548

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$25,866	$153	0.79	$16,975	$125	0.98	$29,603
Savings accounts	11,843	52	0.59	8,721	63	0.96	14,647
Money market deposit accounts	29,974	311	1.38	20,607	239	1.55	33,934
Certificates of deposit accounts	158,134	3,740	3.15	148,055	4,906	4.42	178,006

Total interest-bearing deposits	225,817	4,256	2.51	194,358	5,333	3.66	256,190
Borrowed funds	366,311	10,070	3.67	348,740	11,053	4.23	391,516

Total interest-bearing liabilities	592,128	14,326	3.23	543,098	16,386	4.02	647,706
Noninterest-bearing deposits	15,022			10,268			20,422
Other noninterest-bearing liabilities	112,317	—		132,419	—		118,423

Total noninterest-bearing liabilities	127,339			142,687			138,845
Total liabilities	719,467	14,326		685,785	16,386		786,551
Total equity	251,244	—		274,147	—		226,997

Total liabilities and equity	$970,711	14,326		$959,932	16,386		$1,013,548

Net interest income, including Freddie Mac common stock		$11,185			$11,382

Net interest rate spread, including Freddie Mac common stock(1)			0.35%			(0.07%)
Net interest margin, including Freddie Mac common stock(2)			1.57%			1.62%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			160.50%			172.65%
Net interest income excluding Freddie Mac common stock dividends		$7,740			$8,403

Net interest rate spread excluding Freddie Mac common stock(3)			1.07%			1.21%
Net interest margin excluding Freddie Mac common stock (4)			1.51%			1.77%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			115.47%			116.27%

(footnotes on following page)

______________

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

Our cost of borrowings decreased by 56 basis points for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 while during the same periods our yield on mortgage securities dropped 85 basis points.

The yield on loans receivable decreased 109 basis points from 7.75% for the nine months ended June 30, 2002 to 6.66% for the nine months ended June 30, 2003. This reduction reflects the impact of lower interest rates and the shift in the mix of the loan portfolio as the proportion of one-to-four family mortgage loans decreased and the proportion of commercial real estate loans and construction loans increased from 2002.

The cost of deposits decreased 115 basis points from 3.66% for the nine months ended June 30, 2002 compared to 2.51% for the nine months ended June 30, 2003.

The combination of these rate changes decreased the overall net interest margin by five basis points from 1.62% for the nine months ended June 30, 2002 to 1.57% for the nine months ended June 30, 2003. The relatively low margin is a combination of the balance sheet structure with a high proportion of Freddie Mac stock, which has a low yield of 1.72% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, including amortization of premium on CMO’s and the high prepayments of portfolio mortgage loans and securities.

Provision for Loan Losses

The provision for loan losses was $250,000 for the nine months ended June 30, 2002, while no provision was taken for the nine months ended June 30, 2003. The Bank had net charge-offs of $386,000 for the nine months ended June 30, 2002 compared to net charge-offs of $318,000 for the nine months ended June 30, 2003. Of the gross charge-offs during the nine months ended June 30, 2003, 35% were related to previously identified loans within the Eagle portfolio. The majority of the net chargeoffs in the prior period have been loans acquired in the Citizens acquisition but that portfolio has been reduced to a small percentage of the overall total portfolio.

Noninterest Income

Noninterest income increased $2.1 million from $1.6 million for the nine months ended June 30, 2002 compared to $3.7 million for the nine months ended June 30, 2003. Gain on sale of securities increased to $107,000 compared to a loss of $1.0 million for the nine months ended

June 30, 2002, due mainly to loss in 2002 on the sale of a WorldCom bond. Service charges on deposit accounts climbed by $398,000 for the nine months ended June 30, 2003 as checking account promotions provided significant improvement in the number of checking accounts and the related deposit fees. During the nine months ended June 30, 2003, gain on sale of loans increased approximately $797,000 to $2.1 million compared to $1.3 million for the nine months ended June 30, 2002. This change was caused by a higher volume of loans originated and sold due to low interest rates which resulted in high levels of mortgage refinancing.

Noninterest Expense

Noninterest expense increased by $2.8 million to $13.5 million for the nine months ended June 30, 2003 from $10.7 million for the nine months ended June 30, 2002. There was an increase of $2.4 million in salaries and benefits for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002, due to higher salaries, additional employees and stock related benefits. The nine months ended June 30, 2003 included $1.4 million in expense associated with the restricted stock plan, which was implemented during the fiscal year 2003. Total stock benefits, including the ESOP, reflected an overall increase of only $870,000 due to a decrease in ESOP expense. Direct general and administrative expenses for the new branches acquired in the Eagle Bank acquisition totaled approximately $700,000.

Income Taxes

Income taxes fell by $94,000 to $181,000 for the nine months ended June 30, 2003 from $275,000 for the nine months ended June 30, 2002. The effective tax rate dropped from 13.75% for the nine months ended June 30, 2002 to 13.03% for the nine months ended June 30, 2003. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, contributed to the lower effective tax rate and had a greater impact on the effective tax rate for the nine months ended June 30, 2003 than June 30, 2002 due to the lower level of taxable income in 2003.

Asset Quality

As indicated in the table below, nonperforming loans were $3.0 million at September 30, 2002 and $4.5 million at June 30, 2003. Nonperforming loans acquired in the Eagle Bank acquisition were $1.0 million at June 30, 2003. Nonperforming loans as a percent of total loans grew from 1.41% at September 30, 2002 to 1.60% at June 30, 2003, primarily representing the impact of the Eagle Bank acquisition. The allowance for loan losses increased from $5.2 million at September 30, 2002 to $7.0 million at June 30, 2003 as a result of the acquisition of $2.2 million in allowance for loan losses acquired in the Eagle Bank acquisition.

Underperforming loans are balloon loans that are 90 or more days past contractual maturity on which we are still receiving monthly payments and accruing interest. Nonperforming loans are nonaccrual loans. The following table shows underperforming (loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest) and nonperforming assets.

	June 30, 2003	September 30, 2002

	(In thousands)
Underperforming loans	$241	$133

Total nonperforming loans	4,534	3,013
Foreclosed real estate, net	594	670

Total nonperforming assets	$5,128	$3,683

Nonperforming loans to total loans	1.60%	1.41%
Nonperforming assets to total assets	0.51%	0.37%

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of potential risk in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $250,000 was charged to expense for the nine months ended June 30, 2002, while there was no provision for the nine months ended June 30, 2003. Management considers the current allowance for loan losses adequate based on its analysis of the potential risk in the portfolio. Of the gross charge-offs during the nine months ended June 30, 2003, 35% were related to previously identified loans within the Eagle portfolio.

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

Commitments

The Company had commitments to fund loans at June 30, 2003 of approximately $31.7 million which is composed of unused consumer credit lines of approximately $7.6 million, unused commercial credit lines of approximately $7.6 million, unfunded construction loans of approximately $7.9 million, mortgage loans of approximately $2.9 million, and nonresidential loans of approximately $5.7 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis so the Company has no interest rate risk on these loans.

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

	Commitments and Contractual Obligations

	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years

Loan commitments to originate 1-4 family mortgage loans	$2,892,555	$—	$—	$—	$—
Loan commitments to fund construction loans in process	7,915,158	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	5,682,500	—	—	—	—
Available home equity and unadvanced lines of credit	15,230,441	—	—	—	—
Letters of credit	231,850	—	—	—	—
Lease agreements	99,878	59,400	42,000	42,000	42,000
Deposits	125,536,474	30,489,571	7,731,606	7,669,881	5,382,720
Securities sold under agreements to repurchase	121,266,000	—	—	—	—
FHLB advances	118,250,000	25,000,000	—	—	—
Commitments to purchase investment and mortgage pool securities	20,578,563	—	—	—	—

Total commitments and contractual obligations	$417,683,419	$55,548,971	$7,773,606	$7,711,881	$5,424,720

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. The OTS requires that CharterBank maintain a sufficient amount of liquid assets to maintain its safe and sound operation. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets. At June 30, 2003, our maximum borrowing capacity from the FHLB was approximately $310.2 million as compared to $301.5 million at September 30, 2002. At June 30, 2003, we had outstanding FHLB borrowings of $270.3 million as compared to $274.0 million at September 30, 2002, with unused borrowing capacity of $39.9 million and $27.5 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets. We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction which exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to fund purchased securities in the past two fiscal years. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At June 30, 2003, repurchase agreements totaled $121.3 million, a $15.7 million decrease from the amount outstanding at September 30, 2002 of $137.0 million. Wholesale deposits were $46.2 million at June 30, 2003 as compared to $37.7 million at September 30, 2002.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $183.7 million for the three months ended June 30, 2003. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

Our primary investing activities are the origination of commercial real estate, one-to-four family real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the nine months ended June 30, 2003, we originated approximately $224.0 million in total loans. Residential mortgage loans accounted for 58.3% of the originations, construction loans for 10.4%, commercial and commercial real estate for 27.8%, and consumer loans for 3.5% of the originations during the nine months ended June 30, 2003. Of the $130.6 million in residential mortgage loans originated, $104.1 million were sold to investors. During the nine months ended June 30, 2002, we originated loans of approximately $135.1 million. Residential mortgage loans accounted for 66.1% of total loan originations, commercial and commercial real estate loans accounted for 32.0% with the remaining 1.9% being consumer and land loans. Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $447.3 million for the nine months ended June 30, 2003, and $327.1 million for the nine months ended June 30, 2002. At June 30, 2003 and September 30, 2002, CharterBank had loan commitments to borrowers of approximately $16.5 million and $9.8 million, respectively, and available home equity and unadvanced lines of credit of approximately $15.2 million and $11.3 million, respectively.

The low interest rate environment, specifically low one-to-four family mortgage rates, has dramatically increased refinancing activity and, accordingly, cash flow on mortgage securities. The level of this increased cash flow depends on the ongoing level of refinancing and thus is difficult to determine at this time. A significant portion of this cash flow will be reinvested in loans and securities. During the third quarter, the Company began retaining conforming 15-year one-to-four family loans, with approximately $6.7 million being retained as of June 30, 2003.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $276.6 million at June 30, 2003, as compared to $210.7 million at September 30, 2002. Total deposits increased by $65.9 million during the nine months ended June 30, 2003 of which $62.1 million were acquired in the Eagle Bank acquisition. Time deposit accounts scheduled to mature within one year were $125.5 million and $110.7 million at June 30, 2003 and September 30, 2002, respectively. While CharterBank has experienced certificate of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

Capital expenditures during the nine months ended June 30, 2003 included approximately $150,000 for expanding the retail delivery network and $1.3 million for property. We anticipate that acquisition of branch sites, construction, expansion and renovation of retail facilities during fiscal 2003 and fiscal 2004 will be approximately $4.5 million. Except for the above and the intent to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2003. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Capital and Capital Management

CharterBank has traditionally been a well-capitalized savings association due to, among other factors, the unrealized gains on Freddie Mac common stock. At June 30, 2003 and September 30, 2002, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $68.0 million and $73.6 million at June 30, 2003 and September 30, 2002, respectively. Tier 1 capital represented 14.22% and 16.34% of risk-weighted assets at June 30, 2003 and September 30, 2002, respectively. Tier 1 capital represented 8.81% and 10.16% of total regulatory assets at June 30, 2003 and September 30, 2002, which exceeds the well capitalized requirements of 5.0%. At June 30, 2003 and September 30, 2002, respectively, we had total risk-based capital of $130.7 million and $147.3 million and risk-based capital ratios of 27.34% and 32.67%, which significantly exceeds the applicable well capitalized requirements of 10.0%. CharterBank exceeded the well-capitalized level of its various regulatory capital requirements by amounts ranging from $29.4 million to $82.9 million at June 30, 2003.

The Recognition and Retention Plan (restricted stock grants), which was adopted and approved by shareholders in fiscal 2002 and amended in fiscal 2003, has 283,177 restricted common shares authorized of which 133,240 shares were granted in July 2002. During the nine months ended June 30, 2003, the Company acquired an additional 282,177 common shares for the Recognition and Retention Plan Trust, which completes the acquisition of shares for this plan. The stock option plan, which was adopted in fiscal 2002 and amended in fiscal 2003, has 707,943 shares authorized.

We paid a dividend of $0.10 per share in June, September, and December 2002, and March 2003, with First Charter, MHC waiving its portion of these dividends. The Company paid a dividend of $0.20 per share in June 2003, with First Charter, MHC waiving these dividends as well. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

In May 2003, the FASB issues SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS No. 150 will have a significant effect on its consolidated financial statements.

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

Item 3
Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2003, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2002. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2002 included in Charter Financial’s 2002 annual report on Form 10-K.

Item 4
Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the Securities and Exchange Commission on April 28, 2003 reporting in Item 9 its press release describing second quarter earnings.

The Company filed a Form 8-K with the Securities and Exchange Commission on July 1, 2003 reporting in Item 9 a slide presentation issued by Charter Financial Corporation.

The Company filed a Form 8-K with the Securities and Exchange Commission on July 28, 2003 reporting in Item 9 its press release describing third quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION (Registrant)
Date: August 14, 2003	By:	/s/ ROBERT L. JOHNSON

Robert L. Johnson President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ CURTIS R. KOLLAR

Curtis R. Kollar Chief Financial Officer, Vice President And Treasurer