Form 10-K
period 2003-09-30
CHARTER FINANCIAL CORP/GA
filed 2003-12-22
CIK 1136796

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 2003 was $119,150,177, based on the per share closing price as of December 15, 2003 on the Nasdaq National Market for the registrant’s common stock, which was $35.50. There were 19,569,676 shares of the registrant’s common stock, $.01 par value per share outstanding at December 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this  Form 10-K.

CHARTER FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2003

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

•	the ability of our customers to make loan payments;

•	the performance of Freddie Mac common stock price and the level of dividends received;

•	changes in accounting principles, policies, or guidelines;

•	changes in legislation or regulation; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

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

Our focus is to build stockholder value by effectively deploying our capital. Our plan is to invest in and build our retail banking franchise, manage our Freddie Mac common stock investment wisely and make use of the full range of capital management strategies that are available to us. Our plan is to grow our retail franchise, focusing on core deposits, by enhancing convenience and customer service. This means expanding access through additional branches, either de novo or through acquisitions, and electronic delivery channels, and extending service hours. In this regard, we acquired EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in order to expand our presence in the Auburn-Opelika, Alabama market in February, 2003. In addition, we have a seventeen-year history with our investment in Freddie Mac common stock and, while we continually evaluate this investment and explore our options, we expect our investment to continue to provide a competitive return for our stockholders. We will also evaluate, as appropriate, capital management strategies such as leverage, stock buyback programs and the payment of cash dividends.

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

As part of our reorganization in structure, CharterBank organized First Charter, MHC as a federally-chartered mutual holding company which is registered as a savings and loan holding company with the OTS. First Charter, MHC’s principal assets are its investment in Charter Financial and 400,000 shares of Freddie Mac common stock, the fair value of which was $20.9 million as of September 30, 2003. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of Freddie Mac common stock, and the management of any cash dividends received from Freddie

Mac common stock. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial’s common stock. During the year ended September 30, 2003, First Charter, MHC waived its right to receive cash dividends from Charter Financial. Upon continued regulatory approval, First Charter, MHC expects to waive its right to receive any future cash dividends from Charter Financial for the foreseeable future.

All historical financial information contained herein has been adjusted to retroactively reflect the transfer of 400,000 shares of Freddie Mac common stock and $100,000 in cash to First Charter, MHC which occurred in October 2001 upon the aforementioned reorganization. Operating data has also been retroactively adjusted for such effects.

At September 30, 2003, Charter Financial had total assets of $1.0 billion, of which $299.9 million was comprised of loans receivable and $394.4 million was comprised of mortgage-backed securities and collateralized mortgage obligations. At such date, total deposits were $279.4 million, borrowings were $388.4 million and total stockholders’ equity was $230.4 million. Charter Financial owns 4,640,000 shares of Freddie Mac common stock of which 1,685,000 shares are owned directly by Charter Financial and the rest are owned by Charter Financial’s subsidiaries with CharterBank owning 2,555,000 shares and Charter Insurance owning 400,000 shares. Charter Financial’s 4,640,000 shares of Freddie Mac common stock had a market value of $242.9 million at September 30, 2003.

CharterBank was originally founded in 1954 and currently operates a main office, seven full-service branch offices and four loan production offices in Georgia and Alabama. CharterBank is a community-oriented financial institution serving primarily consumer households and small businesses. CharterBank is the only locally-owned and operated financial institution in Troup County, Georgia and the Valley area, consisting of Lanett and Valley, Alabama and West Point, Georgia. CharterBank is subject to extensive regulation, supervision, and examination by the OTS, its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), which insures its deposits. CharterBank’s savings deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund of the FDIC.

CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create a long-term, profitable relationship. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit. Prior to the reorganization, CharterBank founded The Charter Foundation, a non-profit foundation, which makes charitable contributions in its market area.

Internet Addresss. Our Internet address is www.charterbank.net. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Market Area. We conduct our operations in west-central Georgia and east-central Alabama through our main office in West Point, Georgia, two branch offices in Valley, Alabama, a branch office in LaGrange, Georgia, two branch offices in Opelika, Alabama, and two branch offices in Auburn, Alabama. The main office and two Valley, Alabama offices serve the “Valley” region of our market area, which consists of West Point, Georgia, and Lanett and Valley, Alabama. The LaGrange office serves an adjacent community on Interstate 85. Four branches serve the Auburn-Opelika or Lee County, Alabama area. We also operate loan production offices in Newnan and St. Mary’s, Georgia and Phenix City and Monroeville, Alabama. The Valley area is a small market area and we are expanding our market area to nearby counties along the Interstate I-85 corridor, which are larger and have more growth potential.

On September 10, 2002, the Company signed a definitive agreement with EBA Bancshares, Inc. (EBA) providing for, among other things, the merger of EBA’s subsidiary bank, Eagle Bank of Alabama, into the Company’s banking subsidiary, CharterBank. Terms of the agreement provided for EBA shareholders to receive $17.00 in cash for each share of common stock of EBA for a total purchase price of approximately $8.6 million. As part of the Eagle acquisition, we acquired approximately $55.3 million in gross loans and $60.7 million in deposits. This acquisition was completed in the first calendar quarter of 2003. The acquisition was accounted for using the purchase method of accounting and, therefore, the results of operations of Eagle Bank of Alabama have been included in our operations since the effective date of the acquisition

On August 18, 1999, we acquired all of the issued and outstanding shares of Citizens Bancgroup, Inc. and its wholly-owned subsidiary Citizens National Bank, a national bank headquartered in Valley, Alabama for a purchase price of approximately $2.25 million in cash (the “Citizens acquisition”). As part of the Citizens acquisition, we acquired approximately $24.7 million in loans, and $42.0 million in deposits. The acquisition was accounted for using the purchase method of accounting and, therefore, the results of operations of Citizens National have been included in our operations since the effective date of the acquisition.

The economy of our market area has historically been supported by the textile industry. During the 1980’s and 1990’s employment growth in local telecommunications companies offset declining textile industry jobs in our area. With the telecommunications slump and continuing downward textile industry employment trends, unemployment rates have been increasing. Also, the median household income in our area is below national and statewide levels. Part of our retail strategy is to grow in areas that are more vibrant and economically diverse. To this end, we have generally located our loan production offices in more urban and higher income areas. In addition, our expansion into the Auburn-Opelika, Alabama market reflects our diversification and growth oriented strategy.

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

LENDING ACTIVITIES

Loan Portfolio Composition. Our loan portfolio consists of one-to-four family residential first mortgage loans, commercial real estate loans, real estate construction loans, consumer loans and commercial loans. At September 30, 2003, we had total loans receivable of $299.9 million. Residential mortgage loans comprised $133.3 million, or 44.5% of total loans at September 30, 2003. Loans secured by mortgages on commercial real estate totaled $111.2 million at September 30, 2003 representing a $43.2 million, or 63.47%, increase from the balance of commercial real estate loans at September 30, 2002.

At September 30, 2003, approximately $62.0 million of total commercial real estate loans are secured by real estate in the local bank market and approximately $49.2 million of total commercial real estate loans are secured by commercial real estate in other parts of Georgia and Alabama. Of the $49.2 million not in the local bank market, approximately $25.3 million of total commercial real estate loans are secured by real estate in the Atlanta metropolitan area. We expect continued growth in our commercial real estate portfolio in the future.

The remaining portion of our loan portfolio at September 30, 2003 consisted of consumer loans totaling $19.7 million, real estate construction loans of $14.1 million, and other commercial loans of $21.6 million. Our consumer loan portfolio contains approximately $2.4 million in auto loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential real estate(1)	$133,305	44.5%	$100,471	46.9%	$129,223	56.2%	$152,822	58.9%	$132,036	61.6%
Commercial real estate	111,189	37.1	68,016	31.8	61,225	26.6	60,838	23.4	46,545	21.7
Consumer and other(2)	19,673	6.5	19,970	9.3	23,537	10.2	29,915	11.5	24,353	11.4
Commercial	21,634	7.2	16,587	7.8	6,819	3.0	8,987	3.5	3,245	1.5
Real estate construction(3)	14,076	4.7	8,962	4.2	9,143	4.0	7,138	2.7	8,038	3.8

Total loans	299,877	100.0%	214,006	100.0%	229,947	100.0%	259,700	100.0%	214,217	100.0%

Less:
Net deferred loan costs (fees)	(544)		(173)		(66)		113		(51)
Allowance for loan losses	(6,780)		(5,179)		(5,290)		(6,346)		(5,710)

Loans receivable, net	$292,553		$208,654		$224,591		$253,467		$208,456

(1)	Excludes loans held for sale.
(2)	Includes home equity loans and lines of credit, and second mortgage loans.
(3)	Net of undisbursed proceeds on loans-in-process.

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of September 30, 2003. The table does not reflect prepayments but does reflect scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

	At September 30, 2003
	1-4 Family Residential Real Estate Loans	Commercial Real Estate	Consumer and Other	Commercial	Real Estate Construction(1)	Totals
	(In thousands)
Amounts due or repricing:
Within one year	$45,570	$45,671	$8,112	$14,069	$13,904	$127,326

After one year:
One to three years	21,273	20,583	4,383	3,902	132	50,273
Three to five years	18,757	18,664	2,404	1,728	22	41,575
Five to ten years	30,508	17,710	3,283	929	7	52,437
Over ten years	17,197	8,561	1,491	1,006	11	28,266

Total due after one year	87,735	65,518	11,561	7,565	172	172,551

Total amount due:	$133,305	$111,189	$19,673	$21,634	$14,076	$299,877

(1)	Presented net of undisbursed proceeds on loans-in-process.

The following table presents, as of September 30, 2003, the dollar amount of all loans contractually due or scheduled to reprice after September 30, 2004 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After September 30, 2004
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$37,738	$49,997	$87,735
Commercial real estate	19,812	45,706	65,518
Consumer and other	6,448	5,113	11,561
Commercial	4,960	2,605	7,565
Construction	41	131	172

Total loans	$68,999	$103,552	$172,551

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended September 30,
	2003	2002	2001
	(In thousands)
Loans(1):
Balance outstanding at beginning of period	$214,006	$229,947	$259,700
Loans acquired from Eagle Bank	55,276	—	—

Originations:
One-to-four family residential real estate	196,474	112,457	121,952
Commercial real estate and commercial	75,920	52,678	25,225
Consumer and other loans	20,220	3,614	5,130
Real estate construction	36,652	17,468	12,283

Total originations	329,266	186,217	164,590

Less:
Principal repayments, unadvanced funds and other, net	175,943	118,926	128,242
Sale of residential mortgage loans, principal balance	121,263	80,753	63,786
Loan charge-offs and transfers to foreclosed real estate	1,465	2,479	2,315

Total deductions	298,671	202,158	194,343
Net loan activity	85,871	(15,941)	(29,753)

Ending balance	$299,877	$214,006	$229,947

(1)	Excludes loans held for sale.

Residential Mortgage Loans and Originations. We emphasize the origination of first and second mortgages secured by one- to four-family properties within Georgia and Alabama. At September 30, 2003 and September 30, 2002, loans on one-to-four family properties accounted for 44.5% and 46.9% of our total loan portfolio, respectively.

Our mortgage origination strategy is to offer a broad array of products to meet customer needs. These products include nonconforming loans which are held in our portfolio, thirty-year fixed rate loans sold to investors with servicing released for fee income, and fixed rate loans sold to the secondary market where we retain the servicing rights. Management’s current strategy has been to sell loans with servicing released instead of keeping the servicing, as we believe that this improves our overall profitability. Our loan portfolio contains some loans that are nonconforming due to loan to value or credit exceptions.

Our originations of all types of residential first mortgages amounted to $196.5 million for the fiscal year ended September 30, 2003, $112.5 million for the year ended September 30, 2002,

and $122.0 million for the year ended September 30, 2001. Due to the low interest rate environment, a significant portion of loans originated in 2003 and 2002 were refinances, including refinances of our existing portfolio loans and loans in our servicing portfolio. The average size of our residential mortgage loans originated in the year ended September 30, 2003 was $100,000, and $110,000 for the year ended September 30, 2002.

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

Adjustable Rate Mortgage Loans. We offer a variety of adjustable rate mortgage products that initially adjust after one, three, five, or seven years. After the initial term, adjustable rate mortgage loans generally adjust on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the Wall Street Journal Prime or Libor. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and the aggregate adjustment is generally subject to a maximum increase of 6% over the life of the loan. At September 30, 2003, 63.30% of the residential mortgage loans in our portfolio were adjustable rate mortgage loans, most of which were hybrid loans with the rate fixed for the first five or seven years.

Generally, we offer adjustable rate mortgage loans in amounts up to $1.0 million depending on the loan-to-value ratio and the type of property. The loan-to-value ratio is the loan amount divided by the lower of (a) the appraised value of the property or (b) the purchase price of the property. The loan-to-value ratio is commonly used by financial institutions as one measure of potential exposure to risk. Loans on owner occupied one-to-four family residences are generally subject to a maximum loan to value ratio of 80% or require mortgage insurance if they exceed this ratio.

Fixed Rate Mortgage Loans Retained in Portfolio. Late in fiscal 2003 we stopped selling our 15-year conforming mortgage originations and started holding them in portfolio. These loans had better yields than securities with similar interest risk attributes that were available for purchase. As of September 30, 2003, we have $24.8 million of 15-year conforming mortgages in our portfolio. We are not currently retaining any other fixed rate mortgages. However, we still have mortgages in portfolio obtained in acquisitions and from periods before we began regularly selling fixed rate loans in the secondary market.

Fixed Rate Mortgages Sold Servicing Released. We offer a variety of thirty-year fixed-rate products that we sell to investors on a servicing released basis. These loans are underwritten to the investors’ standards and are generally sold to the investor after the loan closes. The rate on these loans is committed with the investor on a best efforts basis when the borrower locks in their interest rate. Gains on sales of residential loans amounted to $2.8 million of our noninterest income for the year ended September 30, 2003.

Fixed Rate Mortgages Sold with Servicing Retained. We are an approved seller/servicer for Freddie Mac. Our fixed rate loans are underwritten to comply with Freddie Mac standards for sale to the secondary market. At September 30, 2003, CharterBank serviced loans for Freddie Mac with an aggregate balance of $47.1 million and serviced loans for other investors with an aggregate balance of $3.9 million.

Home Equity Credit Lines and Second Mortgages. We offer home equity lines of credit as a complement to our one-to-four family lending activities. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines provide adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia and Alabama. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those applicable to one- to four-family first mortgage loans with the exception of loan to value ratios which may go to 100% and slightly more stringent credit to income and credit score requirements. At September 30, 2003, we had $11.8 million of home equity and second mortgage loans. We also had $7.2 million of unfunded home equity commitments at September 30, 2003.

Commercial Real Estate Loans. CharterBank embarked on a strategy of increasing its commercial real estate loan portfolio during fiscal 1998. We originate commercial real estate loans secured by properties located in our primary market area. In underwriting commercial real estate loans, we consider not only the property’s historic cash flow, but also its current and projected occupancy, location, and physical condition. We generally lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.15 to 1 after tax. At September 30, 2003, we had $111.2 million of loans in our commercial real estate portfolio. The average size of a loan in our portfolio at September 30, 2003 was $301,000, which is larger than the average loan size in prior years due to several multi-million dollar commercial loans that were closed during fiscal 2003. Our largest funded loan exposure is a commercial real estate loan with a balance of $6.3 million at September 30, 2003. This loan is secured by a medical office building located in the metro Atlanta, Georgia area.

Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, we monitor our loan concentration and our loan policies generally limit the amount of loans to a single borrower or group of borrowers. We also utilize the services of an outside consultant to conduct credit quality reviews of the commercial loan portfolio. Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates and shorter maturities than our residential mortgage loans. We usually offer commercial real estate loans at fixed rates and adjustable rates tied to the prime rate. However, a significant portion of the commercial real estate portfolio is still tied to yields on U.S. Treasury securities. We currently offer fixed rate terms of 3-7 years on these loans. However, in prior years we have had some loans with maturities of up to 20 years.

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

Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater supervision efforts by our management compared to residential or commercial real estate lending. Commercial loans, however, comprise a small portion of our loan portfolio, at approximately 7.2% of total loans receivable and approximately 2.2% of total assets at September 30, 2003.

Consumer Loans. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include:

•	home equity loans-open and closed end;

•	secured deposit and other loans;

•	unsecured credit lines and installment loans.

At September 30, 2003, our consumer loan portfolio totaled $19.7 million, or 6.5% of total loans. Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans and tend to have a higher credit risk than residential loans because they may be secured by a home with a loan-to-value of 100%, secured by rapidly depreciable assets, or be unsecured. Despite these risks, our level of consumer loan delinquencies, excluding auto loans, has generally been low. We cannot assure you, however, that our delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

At September 30, 2003, the auto loan portfolio totaled $2.4 million, or 0.8% of total loans. Charge-offs on the auto loan portfolio amounted to approximately $82,000 for the year ended September 30, 2003 compared to charge-offs of approximately $166,000 for the year ended September 30, 2002.

We make loans for up to 100% of the amount of a borrower’s certificates of deposit balance. These savings secured loans totaled $1.5 million at September 30, 2003.

Loan Approval Procedures and Authority. Our lending policies provide that various loan personnel and management committees may review and approve secured loan relationships up to $1.5 million and unsecured loan relationships up to $500,000. All loan relationships above these amounts require approval of either the Board’s Executive Loan Committee or the full Board of Directors.

The following generally describes our current lending procedures for residential mortgages and home equity lines and loans. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans, except for home equity loans or lines where an alternative evaluation may be used to determine the loan to value ratio. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by our lending department. We require title insurance or a title opinion on all mortgage loans.

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

Commercial real estate loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the President, the Executive Vice President, the Chief Financial Officer, the Senior Credit Administrator, and certain other senior lending and credit officers. The Management Loan Committee has authority to approve individual loan relationships and modifications up to $1,500,000. Commercial non-real estate loan relationships of $1,000,000 or less may be approved outside the Committee process by three officers who have commercial real estate loan authority.

Asset Quality

One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential one-to- four family properties and commercial properties; we set sound credit standards for new loan originations; and we follow careful loan administration procedures. The following table sets forth the non-performing loans by loan category at the dates indicated. As indicated by the table following, nonperforming loans increased during the year ended September 30, 2003.

	At September 30,
	2003	2002	Increase (Decrease)
1-4 family residential real estate mortgage	$2,080,802	$2,069,211	$11,591
Commercial real estate	2,474,106	738,783	1,735,323
Commercial	429,810	165,868	263,942
Consumer and other	139,199	39,007	100,192

Total	$5,123,917	$3,012,869	$2,111,048

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

The following table presents information regarding total nonaccrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At September 30, 2003, 2002, and 2001, we had $5.1 million, $3.0 million, and $2.3 million, respectively, of nonperforming loans. If all nonaccrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, we would have recorded additional interest income on these loans of approximately $136,000 for the year ended September 30, 2003.

	At September 30,
	2003	2002	2001	2000	1999
Underperforming loans - accruing loans delinquent 90 days or more	$633	$133	$218	$159	$—

Total non-performing loans	5,124	3,013	2,312	2,831	1,989
Foreclosed real estate, net	684	670	434	630	222

Total non-performing assets	$5,808	$3,683	$2,746	$3,461	$2,211

Non-performing loans to total loans	1.71%	1.41%	1.01%	1.09%	0.93%

Non-performing assets to total assets	0.58%	0.38%	0.31%	0.37%	0.24%

Nonperforming assets at September 30, 2003, 2002, and 2001 were $5.8 million, $3.7 million, and $2.7 million, respectively. Primarily, the nonaccrual loans are residential and commercial real estate loans that are nonaccrual due to economic conditions.

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

Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment. At September 30, 2003, 2002, and 2001, impaired loans totaled $2.2 million, $2.1 million, and $696,000, respectively. At September 30, 2003, 2002, and 2001, we had $2.7 million, $2.0 million, and $2.6 million, respectively, of portfolio loans classified as troubled debt restructurings. The average recorded investment in impaired loans for the years ended September 30, 2003, 2002, and 2001 was approximately $2,167,000, $1,405,000, and $948,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2003, 2002, and 2001 was not significant.

Foreclosed real estate consists of property we have acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. At September 30, 2003, 2002, and 2001, respectively, we had $684,000, $670,000 and $434,000 in foreclosed real estate.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$5,179	$5,290	$6,346	$5,710	$2,054
Allowance for loan losses of acquired company(1)	2,177	—	—	—	3,752
Charge-offs:
1-4 residential real estate	(209)	(321)	(132)	(104)	(49)
Commercial real estate	—	—	—	(91)	—
Commercial	(497)	(175)	(554)	(26)	(133)
Consumer and other	(338)	(320)	(1,387)	(713)	(238)
Real estate construction	—	—	(23)	(204)	—

Total charge-offs	(1,044)	(816)	(2,096)	(1,138)	(420)

Recoveries:
1-4 residential real estate	140	94	119	32	1
Commercial real estate	—	—	21	18	—
Commercial	25	—	—	20	—
Consumer and other	278	361	400	294	83
Real estate construction	—	—	—	—	—

Total recoveries	443	455	540	364	84

Net (charge-offs) recoveries	(601)	(361)	(1,556)	(774)	(336)
Provision for loan losses	25	250	500	1,410	240

Balance at end of year	$6,780	$5,179	$5,290	$6,346	$5,710

Total loans receivable	$299,877	$214,006	$229,947	$259,700	$214,217

Average loans outstanding	$256,792	$215,632	$243,243	$242,868	$178,496

Allowance for loan losses as a percent of total loans receivable (2)	2.26%	2.33%	2.30%	2.44%	2.67%

Net loans (charged off) recovered as a percent of average outstanding	(0.23)%	(0.16)%	(0.64)%	(0.32)%	(0.19)%

(1)	Established as a result of Citizens acquisition in 1999 and the Eagle Bank acquisition in 2003.
(2)	Does not include loans held for sale or deferred fees.

Our evaluation of the loan portfolio includes the review of all loans on which the collection of principal might be at risk. We consider the following factors as part of this evaluation:

•	our historical loan loss experience;

•	estimated losses in the loan portfolio;

•	increases in categories with higher loss potential, such as commercial real estate loans;

•	credit scores and credit history;

•	the estimated value of the underlying collateral; and

•	current economic and market trends.

There may be other factors that may warrant our consideration in maintaining the allowance at a level sufficient to cover probable losses. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, it may be necessary to increase the allowance if economic, real estate and other conditions differ substantially from the current operating environment.

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

For the year ended September 30, 2003, we expensed a $25,000 provision for loan losses based on our evaluation of the items discussed above. The recorded provision of $25,000 was less than net charge-offs because the majority of the 2003 net charge-offs represent losses associated with the Eagle portfolio and already considered in their acquired allowance for loan losses. Management believes to the best of its knowledge, the allowance for loan losses is sufficient to cover all known losses and inherent losses in the current loan portfolio at September 30, 2003. To determine the adequacy of the allowance, we look at historical trends in the growth and composition of our loan portfolio, among other factors. The most significant risk trends over the last five years are the growth of our commercial real estate loan portfolio, the growth of the nonconforming residential loan portfolio, and the nonperforming loans acquired in the Citizens and Eagle acquisitions. We believe that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one- to four-family residential mortgages.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-for the years ended September 30, 2003, 2002, and 2001 — Provision for Loan Losses.”

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

	At September 30,
	2003			2002			2001
	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
One-to-four family residential real estate	$1,185	$133,305	44.5%	$1,017	$100,471	46.9%	$1,841	$129,223	56.2%
Commercial real estate	2,920	111,189	37.1	2,394	68,016	31.8	1,656	61,225	26.6
Consumer loans and other(1)	592	19,673	6.5	620	19,970	9.3	382	23,537	10.2
Commercial	1,147	21,634	7.2	506	16,587	7.8	359	6,819	3.0
Real estate construction	258	14,076	4.7	377	8,962	4.2	263	9,143	4.0
Unallocated	678	—	—	265	—	—	789	—	—

Total allowance for loan losses	$6,780	$299,877	100.0%	$5,179	$214,006	100.0%	$5,290	$229,947	100.0%

	At September 30,
	2000			1999
	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
One-to-four family residential real estate	$1,228	$152,822	58.9%	$1,529	$132,036	61.6%
Commercial real estate	1,487	60,838	23.4	1,448	46,545	21.7
Consumer loans and other(1)	2,345	29,915	11.5	2,154	24,353	11.4
Commercial	623	8,987	3.5	376	3,245	1.5
Real estate construction	236	7,138	2.7	119	8,038	3.8
Unallocated	427	—	—	84	—	—

Total allowance for loan losses	$6,346	$259,700	100.0%	$5,710	$214,217	100.0%

(1)	Includes home equity lines of credit, excludes loans held for sale.

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

Our investment policies and procedures also encompass evaluating and monitoring our Freddie Mac common stock investment.

Liquidity

We calculate liquidity by taking the total of:

•	our cash;

•	cash we have in other banks;

•	unpledged U.S. Government or Government Agency Securities; and

•	unpledged mortgage-backed securities guaranteed by the U.S. Government or Agencies or rated AAA.

We utilize borrowing lines of credit supported by available collateral, including Freddie Mac common stock, which provides a high level of liquidity. We consider our Freddie Mac common stock a collateral source of last resort due to the adverse income tax consequences of losing the dividends received deduction. We borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities up to a limit of 30% of assets. Our maximum borrowing capacity from the Federal Home Loan Bank is approximately $306.5 million, of which $267.1 million of borrowings were outstanding at September 30, 2003. We utilize Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of higher yielding investment securities in order to increase our net income and return on equity.

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

Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. All of our securities are currently classified as “available for sale.” The weighted average annualized yield of our non-equity portfolio was 3.24% as of September 30, 2003. We believe the credit quality of the portfolio is high, with 98% of the portfolio, excluding equity investments, invested in U.S. Government, U.S. Government Agency, or U.S. Government Agency-guaranteed mortgage-backed securities or mortgage related securities with a rating of AA or better as of September 30, 2003. All securities rated below AA have been sold or have matured subsequent to September 30, 2003. For information see “Management Discussion and Analysis—Carrying Values, Yields and Maturities.”

Investment Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2003		2002		2001		2000		1999
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Investment Securities:
U.S. Government agencies	$12,981	$12,892	$—	$—	$—	$—	$14,449	$12,880	$31,388	$29,950
Other debt securities	8,633	8,737	12,175	12,059	—	—	1,000	1,002	1,951	1,980

Total investment securities	21,614	21,629	12,175	12,059	—	—	15,449	13,882	33,339	31,930

Mortgage-backed and mortgage-related securities:
Ginnie Mae	14,532	14,919	24,189	24,714	20,081	20,230	85,700	82,172	81,651	77,919
Fannie Mae	89,365	90,408	31,103	31,590	16,518	16,620	52,832	50,783	64,839	62,536
Freddie Mac	13,378	13,267	6,744	6,732	—	—	25,043	24,355	24,357	23,785

Total mortgage-backed and mortgage- related securities	117,275	118,594	62,036	63,036	36,599	36,850	163,575	157,310	170,847	164,240

Collateralized mortgage obligations:
Fannie Mae	136,101	133,520	126,788	126,353	74,091	73,619	78,831	77,777	61,621	60,528
Freddie Mac	86,818	86,068	239,570	239,179	140,128	139,677	70,513	69,369	60,493	59,464
Non-agency	56,441	56,250	25,181	25,238	72,417	71,430	67,198	59,946	74,288	68,950
Ginnie Mae	—	—	2,139	2,134	5,081	5,037	3,518	3,306	3,504	3,316

Total collateralized mortgage obligations	279,360	275,838	393,678	392,904	291,717	289,763	220,060	210,398	199,906	192,258

Total mortgage-backed securities and collateralized mortgage obligations	396,635	394,432	455,714	455,940	328,316	326,613	383,635	367,708	370,753	356,498

Total investment and mortgage securities	$418,249	$416,061	$467,889	$467,999	$328,316	$326,613	$399,084	$381,590	$404,092	$388,428

Freddie Mac common stock and other equity securities	$6,285	$242,904	$6,317	$260,215	$6,365	$302,623	$6,316	$251,661	$6,409	$242,336

Total investment and mortgage securities and Freddie Mac common stock	$424,534	$658,965	$474,206	$728,214	$334,681	$629,236	$405,400	$633,251	$410,501	$630.764

The following table sets forth the composition of the mortgage securities portfolio at the dates indicated and whether such investments have fixed or adjustable interest rates.

	At September 30, 2003			At September 30, 2002
	Amortized Costs	Market Value	Unrealized Gain/(Loss)	Amortized Costs	Market Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Fixed rate corporate debt	$1,631	$1,737	$106	$1,140	$1,198	$58
Fixed rate agency notes/bonds	12,981	12,892	(89)	—	—	—
Total fixed rate mortgage-backed and mortgage-related securities	77,611	79,222	1,611	39,939	40,980	1,041
Total fixed rate collateralized mortgage obligations	106,303	103,124	(3,179)	113,950	114,842	892

Total fixed rate investment and mortgage securities	198,526	196,975	(1,551)	155,029	157,020	1,991
Variable rate corporate	7,002	7,000	(2)	11,035	10,861	(175)
Variable rate mortgage-backed and mortgage-related securities	39,663	39,371	(292)	22,097	22,056	(40)
Variable rate collateralized mortgage obligations	173,058	172,715	(343)	279,728	278,062	(1,666)

Total variable rate investment and mortgage securities	219,723	219,086	(637)	312,860	310,979	(1,881)
Freddie Mac common stock and other equity securities	6,285	242,904	236,619	6,317	260,215	253,898

Total investment and mortgage securities and Freddie Mac common stock	$424,534	$658,965	$234,431	$474,206	$728,214	$254,008

Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2003 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U. S. Government agencies	$—	—	$8,885	2.98%	$4,096	3.15%	$—		—	$12,981	$12,892	3.07%
Corporate debt	7,506	3.26%	—	—	—	—	1,127	*	5.45%	8,633	8,737	4.37%

Total investment securities	7,506	3.26%	8,885	2.98%	4,096	3.15%	1,127	*	5.45%	$21,614	21,629	3.24%
Mortgage-backed securities available for sale:
Ginnie Mae	—	—	23	6.33%	—	—	14,509		5.61%	14,532	14,919	5.61%
Fannie Mae	—	—	—	—	7,456	4.70%	81,909		5.05%	89,365	90,408	5.02%
Freddie Mac	—	—	—	—	—	—	13,378		2.06%	13,378	13,266	2.06%

Total mortgage-backed securities	—	—	23	6.33%	7,456	4.70%	109,796		4.76%	117,275	118,593	4.76%
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	136,101		2.77%	136,101	133,520	2.77%
Freddie Mac	—	—	—	—	—	—	86,818		2.50%	86,818	86,068	2.50%
Non-agency	—	—	—	—	—	—	56,441		2.32%	56,441	56,251	2.32%

Total collateralized mortgage obligations	—	—	—	—	—	—	279,360		2.60%	279,360	275,839	2.59%

Total	$7,506	3.26%	$8,908	2.99%	$11,552	4.15%	$390,283		3.21%	$418,249	$416,061	3.24%

*	Has a put option in approximately two years.

Equity Securities. As of September 30, 2003, equity securities were primarily comprised of 4,640,000 shares of Freddie Mac common stock which had a per share market value of $52.35 per share, a total market value of $242.9 million and a cost basis of approximately $1.35 per share. The large unrealized pre-tax gain of approximately $236.6 million is the result of a series of well-timed investments in Freddie Mac common stock in the middle to late 1980’s. As a result of strong fundamental growth at Freddie Mac and a favorable stock market environment, our Freddie Mac common stock investment has appreciated significantly, constituting approximately 24.3% of our total assets. The unrealized gain in Freddie Mac common stock has substantially strengthened our capital and earnings. The after-tax unrealized gain in Freddie Mac common stock constitutes 63.1% of our equity capital, making it the largest segment of our equity position. Dividends on Freddie Mac common stock have also significantly increased our dividend and interest income.

Charter Financial’s Freddie Mac common stock is held by different companies within the Charter group as follows:

CharterBank	2,555,000 shares
Charter Financial	1,685,000 shares
Charter Insurance	400,000 shares

Total	4,640,000 shares

In addition, the owner of 80% of Charter Financial’s common stock, First Charter, MHC, owns 400,000 shares of Freddie Mac common stock.

We believe that our ownership of Freddie Mac common stock continues to present attractive appreciation and dividend growth potential. Since the sale of Freddie Mac common stock would result in the realization of a substantial current tax liability for us, we have no current plans to liquidate our Freddie Mac common stock investment. In 2003, we implemented a pilot program of writing covered calls of Freddie Mac common stock with 250,000 shares of stock. If a call option is in the money as the maturity of the call approaches, we evaluate the economics of allowing the call to be exercised or buying the call to prevent its exercise. During September, 2003, we sold 15,000 shares of Freddie Mac common stock and subsequent to September 30, 2003, we have sold 9,500 shares of Freddie Mac common stock. We continually evaluate our investment in Freddie Mac common stock considering the appreciation and dividend potential of the Freddie Mac common stock, the income tax impact of a strategy, alternative investments or uses of sales proceeds and the portion of our capital that the after-tax unrealized gain represents.

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

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both prepayment rates and the value of mortgage-backed securities. Prepayments impact the rate of amortization of premiums and accretion of discounts and thus impact the yield on our securities. The table below shows the premiums, discounts and projected weighted average lives for our mortgage-backed securities and collateralized mortgage obligations.

	At September 30, 2003
	Par	Premium	Discount	Amortized Cost	Average Life in Yrs.	Average Interest Yield

MBS - fixed rate	$77,885,357	$277,852	$552,003	$77,611,206	7.26	5.41%

MBS - variable rate	38,894,189	768,732	—	39,662,921	3.01	2.88

CMO - fixed rate	106,309,574	273,691	280,133	106,303,132	7.31	3.28

CMO - variable rate	173,101,784	211,196	255,346	173,057,634	10.12	2.18

Total	$396,190,904	$1,531,471	$1,087,482	$396,634,893

While mortgage related securities have average lives as stated in the accompanying tables, average lives may be significantly shorter based on interest rates and underlying loan prepayments. Based on interest rates and market prepayment assumptions as of September 30, 2003, the estimated average life of our fixed rate mortgage-backed security portfolio was 7.26 years and of our fixed rate collateralized mortgage obligation portfolio was 7.31 years. If prepayment rates are higher than estimated, then our earnings will be negatively affected by the increased amortization of premiums. A portion of the fixed rate mortgage-backed securities are backed by multifamily loans that have prepayment penalties or yield maintenance agreements and thus are not as likely to prepay due to changes in interest rates.

As discussed above, we have sought to utilize our strong equity position to enhance our earnings and return on equity by using Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of higher yielding investment securities. Historically our mortgage-backed securities portfolio has been effective in leveraging our strong capital and increasing net earnings levels. We will continue to purchase collateralized mortgage obligations and mortgage-backed securities and other securities in the future with the same general objectives.

Mortgage-Backed Securities and Mortgage-Related Securities. The following table discloses the amortized cost and fair value of our mortgage-backed and mortgage-related securities, all of which are classified as available for sale as of the dates indicated. Since 1994, all mortgage-backed and mortgage-related securities have been classified as available for sale.

	At September 30,
	2003			2002			2001
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$14,532	3.66%	$14,919	$24,189	5.31%	$24,714	$20,081	6.12%	$20,230
Fannie Mae	89,365	22.53	90,408	31,103	6.83	31,590	16,518	5.03	16,620
Freddie Mac	13,378	3.37	13,267	6,744	1.48	6,732	—	—	—

Collateralized mortgage obligations available for sale:
Fannie Mae	136,101	34.32	133,520	126,788	27.82	126,353	74,091	22.57	73,619
Freddie Mac	86,818	21.89	86,068	239,570	52.57	239,179	140,128	42.68	139,677
Other	56,441	14.23	56,250	25,181	5.52	25,238	72,417	22.06	71,430
Ginnie Mae	—	—	—	2,139.47		2,134	5,081	1.54	5,037

Total	$396,635	100.00%	$394,432	$455,714	100.00%	$455,940	$328,316	100.00%	$326,613

	At September 30,
	2000			1999
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$85,700	22.33%	$82,171	$81,651	22.01%	$77,919
Fannie Mae	52,832	13.77	50,783	64,839	17.49	62,536
Freddie Mac	25,043	6.53	24,355	24,357	6.57	23,785
Collateralized mortgage obligations available for sale:
Fannie Mae	78,831	20.55	77,778	61,621	16.62	60,528
Freddie Mac	70,513	18.38	69,369	60,493	16.32	59,464
Other	67,198	17.52	59,946	74,288	20.04	68,950
Ginnie Mae.	3,518	0.92	3,306	3,504	0.95	3,316

Total	$383,635	100.00%	$367,708	$370,753	100.00%	$356,498

Federal Home Loan Bank Stock. Every federally insured financial institution that borrows funds from a Federal Home Loan Bank as a source of liquidity is required to invest in the stock of that Federal Home Loan Bank. The institution’s investment in Federal Home Loan Bank stock, along with other assets of the institution, is then pledged as collateral for the advances. As of September 30, 2003, we owned approximately $13.6 million of stock in the Federal Home Loan Bank of Atlanta.

Sources of Funds

Deposits (both retail and wholesale), borrowings, securities sold under agreements to repurchase, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Deposits. At September 30, 2003, our total deposits amounted to $279.4 million, of which $229.6 million were retail deposits, $42.2 million were funds on deposit from credit unions, and $7.6 million were brokered deposits. At September 30, 2002, our retail deposits totaled $173.0 million, or 82.1% of total deposits, and our wholesale deposits totaled $37.7 million, or 17.9% of total deposits. Wholesale deposits consist of funds on deposit from credit unions and brokered deposits.

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

Our retail deposits are primarily obtained from areas surrounding our offices. To attract and retain deposits, our primary strategy is to provide a superior customer experience and convenience. We determine our deposit rates by evaluating our competition’s pricing, the cost of Federal Home Loan Bank borrowings, rates on U.S. Treasury securities, the LIBOR swap curve and other related funds.

As of September 30, 2003, core deposits or demand deposits, NOW deposits, savings, and money market accounts represented 43.3% of total retail deposits and 35.6% of total deposits.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended September 30, 2003, 2002, and 2001. We expect that our retail core deposit base will continue to expand to reflect the planned expansion of our retail branch network and that our transaction accounts will increase as a result of our increased marketing efforts related to such accounts within our targeted market area.

Wholesale Deposits. Our wholesale deposits consist of brokered deposits and/or funds on deposit from credit unions. CharterBank obtains credit union deposits by placing rates on a rate service. CharterBank pays to advertise its rates with the third party. Credit unions with an interest in depositing funds with CharterBank contact CharterBank directly. This past year, CharterBank solicited brokered certificates of deposit with terms of two years or less to increase liquidity. CharterBank obtained brokered deposits through major securities brokers. A deposit broker is broadly defined as any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions. The fees paid in connection with the brokered deposits are amortized over the life of the deposit and are included in interest expense. Legal title to these brokered deposits is held in street name. These certificates of deposit are actively traded based on prevailing interest rates; ownership changes hands on a daily basis and they are held by a broker in “street name.” At September 30, 2003, we had $7.6 million in brokered deposits. We had no brokered deposits as of September 30, 2002 and 2001.

At September 30, 2003, our credit union certificates of deposit and brokered deposits totaled $49.7 million, or 17.8% of total deposits. At September 30, 2002, our credit union certificates of deposit totaled $37.7 million, or 17.9% of total deposits.

Deposit Distribution Weighted Average. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At September 30,
	2003			2002			2001
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Retail:
Non-certificated accounts:
Noninterest bearing-demand deposits (1)	$22,418	8.02%	—%	$7,853	3.73%	—%	$9,497	4.74%	—%
NOW deposits	30,630	10.96	0.53	26,384	12.52	1.10	15,465	7.72	1.25
Savings deposits	15,419	5.53	0.30	9,132	4.33	0.75	10,313	5.15	1.50
Money market deposits	31,079	11.12	1.14	26,110	12.39	1.72	18,817	9.39	2.26

Total non-certificated accounts	99,546	35.63	0.57	69,479	32.97	1.08	54,092	27.00	1.45

Certificates of deposit:
One year or less	90,783	32.49	2.40	75,665	35.91	3.15	86,071	42.96	5.06
Over 1 year through 3 years	23,886	8.56	4.72	18,272	8.67	4.73	17,788	8.88	5.61
Over 3 years	15,434	5.52	4.38	9,662	4.58	5.03	6,031	3.01	6.29

Total retail certificates of deposit	130,103	46.57	2.68	103,599	49.16	3.61	109,890	54.85	5.09

Total retail deposits	229,649	82.20	1.83	173,078	82.13	2.62	163,982	81.85	4.14

Wholesale:
Certificates of deposit
One year or less	38,731	13.86	2.11	33,700	15.99	3.28	33,298	16.62	5.71
Over 1 year through 3 years	11,006	3.94	2.78	3,968	1.88	3.83	3,075	1.53	5.60

Total wholesale:	49,737	17.80	2.26	37,668	17.87	3.34	36,373	18.15	5.70

Total certificates of deposit	179,840	64.37	2.56	141,267	67.03	3.53	146,263	73.00	5.24

Total deposit accounts	$279,386	100.00%	1.96%	$210,746	100.00%	2.61%	$200,355	100.00%	4.21%

(1)	Excludes mortgagors’ escrow payments.

Deposit Flow. The following table summarizes the deposit activity of the Bank for the periods indicated. The increase in 2003 is mainly attributable to the approximately $60.7 million in deposits acquired in the Eagle acquisition.

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$210,746	$200,355	$274,371
Net increase (decrease) before interest credited, wholesale	12,073	1,296	(93,516)
Net increase (decrease) before interest credited, retail	52,335	4,696	11,547
Interest credited	4,232	4,399	7,953

Balance at end of period	$279,386	$210,746	$200,355

Total increase (decrease) in deposit accounts	$68,640	$10,391	$(74,016)

Percentage increase (decrease)	32.57%	5.19%	(26.98)%

The balances of our wholesale deposits are more volatile than retail deposits. As wholesale deposits mature, these deposits are less likely to remain with CharterBank, as compared to the relatively stable balances of our core retail deposit base. While we expect our retail deposit base to increase in the next several years, the maturities of our wholesale deposits may outpace the growth of our retail deposit base. Accordingly, we plan to either utilize borrowed funds or retain our wholesale certificates of deposit to fund loans.

C.D. Maturities. At September 30, 2003, we had $64.1 million in certificates of deposits with balances of $100,000 and greater maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Retail:
Three months or less	$12,459	2.73%
Over three months through six months	12,387	2.64
Over six months through 12 months	9,682	2.62
Over 12 months	15,181	5.02

Total	49,709	3.39

Wholesale:
Three months or less	1,600	2.41
Over three months through six months	6,866	1.39
Over six months through 12 months	4,150	2.22
Over 12 months	1,800	2.74

Total	14,416	2.26

Total	$64,125	3.13%

C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at the dates indicated.

	At September 30, 2003
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
Retail:
2.00% and below	$55,596	$2,020	$500	$391	$58,507	44.97%
2.01% to 3.00%	16,449	2,573	2,188	1,572	22,782	17.51
3.01% to 4.00%	6,470	2,267	259	2,602	11,598	8.92
4.01% to 5.00%	3,504	1,071	1,042	4,507	10,124	7.78
5.01% to 6.00%	2,988	600	932	6,346	10,866	8.35
6.01% and above	7,018	7,486	1,722	—	16,226	12.47

Total	$92,025	$16,017	$6,643	$15,418	$130,103	100.00%

Wholesale:
2.00% and below	$22,573	$1,782	$—	$—	$24,355	48.97%
2.01% to 3.00	12,580	6,747	—	—	19,327	38.86
3.01% to 4.00%	2,487	495	99	—	3,081	6.19
4.01% to 5.00%	99	1,289	—	—	1,388	2.79
5.01% to 6.00%	595	—	—	—	595	1.20
6.01% to 7.00%	694	297	—	—	991	1.99

Total	$39,028	$10,610	$99	$—	$49,737	100.00%

Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase provide an additional source of funds to finance our lending and investing activities. At September 30, 2003, our total borrowings were $388.4 million, as compared to $411.0 million at September 30, 2002. Our utilization of borrowings has generally contributed to our profitability and we will continue to employ borrowings as a source of funds. At the same time, we will consider whether to undertake future borrowings as a source of funds only after a review of numerous relevant factors including:

•	the potential interest spread and risks involved;

•	analysis of the current and anticipated interest rate environment;

•	the current and expected levels of our deposit base;

•	various other risk factors associated with using borrowings as a source of funds; and

•	the return and risk characteristics of the asset to be acquired or retained.

Federal Home Loan Bank Advances. At September 30, 2003, our outstanding FHLB advances totaled $267.1 million, as compared to $274.0 million at September 30, 2002. At September 30, 2003, CharterBank had pledged, under a specific collateral lien with the Federal Home Loan Bank of Atlanta:

•	all stock of the Federal Home Loan Bank of Atlanta held by CharterBank;

•	certain qualifying first mortgage loans with unpaid principal balances totaling $104.0 million; and

•	certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair value of $205.7 million.

At September 30, 2003, CharterBank has available lines of credit commitments with the FHLB totaling $306.5 million, of which $267.1 million was advanced and $39.4 million was available.

Securities Sold Under Agreements to Repurchase. We had approximately $121.3 million of securities sold under agreements to repurchase outstanding at September 30, 2003, as compared to $137.0 million at September 30, 2002. At September 30, 2003 our securities sold under agreements to repurchase are secured by certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair market value, including accrued interest of $150.7 million, as compared to $155.8 million at September 30, 2002. All securities sold under the agreements to repurchase are under our control. The repurchase agreements at September 30, 2003 and 2002 have maturities of less than 45 days and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian.

The following table sets forth information concerning balances and interest rates on the Bank’s Federal Home Loan Bank advances and securities sold under agreement to repurchase at the dates and for the years indicated.

	At and for the Year Ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$264,293	$260,253	$239,497
Maximum amount outstanding at any month-end during the year	292,250	287,300	254,000
Balance outstanding at end of the year	267,100	274,000	211,750
Weighted average interest rate during the year	4.34%	4.86%	5.97%
Weighted average interest rate at end of year	3.99%	4.53%	5.61%

Securities sold under agreements to repurchase:
Average balance outstanding	$108,498	$107,076	$117,600
Maximum amount outstanding at any month-end during the year	133,608	158,727	157,963
Balance outstanding at end of the year	121,341	136,963	97,674
Weighted average interest rate during the year	1.58%	2.21%	5.62%
Weighted average interest rate at end of year	1.26%	2.06%	3.25%

The following table sets forth additional information on the maturities, interest rates, and balances of FHLB advances at the dates and for the years indicated.

	2003			2002
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$140,100,000	1.30-5.34%	2.40%	$93,250,000	1.87-6.49%	2.77%
One to two years	—	—	—	53,750,000	4.53-5.34	4.73
Two to three years	—	—	—	—	—	—
Thereafter	127,000,000	5.40-6.22	5.75	127,000,000	5.40-6.22	5.75

	$267,100,000		3.99%	$274,000,000		4.53%

Current and Planned Sources of Funds. As discussed above, we expect to continue to rely on a combination of both retail and wholesale deposits to fund our operations. We seek to grow the retail component of our funding structure, while reducing our dependence on wholesale funds as a source of funds. We believe that at the present time the Auburn-Opelika market, where we currently have four branches, offers a larger, higher growth market, than our other market areas. We are hopeful that our planned branch expansion within our targeted market area and ATMs will enhance our ability to attract retail deposits.

While we will reduce our reliance on wholesale fundings in the long term, the maturities of our wholesale fundings will most likely outpace the growth of our retail deposit base over the next several years. Thus, wholesale fundings, possibly including brokered deposits, credit union deposits and borrowings, will continue to remain a significant source of funds for CharterBank in the near term. In addition to deposits and borrowings, our other significant sources of funds include liquidity, loan repayments, maturing investments and retained earnings.

Investment in Limited Partnerships

In 1997, CharterBank purchased interests in two limited partnerships, for $7.0 million, which were formed to acquire mortgage servicing rights. CharterBank was allocated approximately 12% and 21% of the respective earnings or losses of these two partnerships. During 1998, CharterBank wrote off its entire limited partnership investment of $2.0 million in the partnership for which it had a previous 12% interest. During 2003, CharterBank wrote off the remainder of its limited partnership investment of $5.0 million in the partnership for which it had a previous 21% interest. For the year ended September 30, 2003, CharterBank recognized $106,746 equity in the net losses of the limited partnership, and $564,164 and $1,200,488 for the years ended September 30, 2002 and 2001, respectively. See Note 13 of the Notes to Consolidated Financial Statements for further discussion of our limited partnership interest.

Personnel

As of September 30, 2003, CharterBank had 188 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

FEDERAL AND STATE TAXATION

Federal

General. For federal income tax purposes, we report income on the basis of a taxable year ending September 30, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Since reorganization, CharterBank and Charter Financial constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. However, Charter Financial and CharterBank file separate federal and state income tax returns. CharterBank and Charter Financial are not currently under audit by the IRS and has not been audited for the past five years. The last federal audit of CharterBank’s federal tax return was related to the fiscal year ended September 30, 1991.

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

REGULATION OF CHARTERBANK AND CHARTER FINANCIAL

General

Charter Financial and First Charter, MHC are regulated as savings and loan holding companies by the OTS. CharterBank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. CharterBank must file reports with the OTS concerning its activities and financial condition. Charter Financial and First Charter, MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. Charter Financial is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

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

CharterBank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. CharterBank met the QTL test at September 30, 2003, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

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

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, CharterBank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At September 30, 2003, CharterBank met each of its capital requirements. See footnote 20 in the accompanying consolidated financial statements.

All the Federal banking agencies, including OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the interest rate risk component of the risk-based capital requirement.

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

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

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

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which changed solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Standards For Safety And Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on CharterBank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. CharterBank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CharterBank’s net income for that year plus CharterBank’s retained net income for the previous two years.

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

At September 30, 2003, CharterBank met the criteria for being considered “well-capitalized.”

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

Under federal law, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to commencement of the assessment period. An institution’s assessment rate depends on the capital category and supervisory sub-category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

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

Federal Home Loan Bank System. CharterBank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the regional FHLBs making up the FHLB System. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB of Atlanta has adopted a capital plan, which is expected to be implemented no earlier than December 2003, that will change the foregoing minimum stock ownership requirements for Atlanta stock. Under the new capital plan, each member of the FHLB of Atlanta will have to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million) equal to approximately 0.25% of the member’s total assets and (ii) 4.5% of the member’s outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchase from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System

Under regulations of the Federal Reserve Board (the “FRB”), CharterBank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by FRB, and an initial reserve of $6.0 million plus 3%, subject to adjustment by FRB of 10%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. CharterBank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce CharterBank’s interest-earning assets, to the extent the requirement exceeds vault cash.

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

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act’s principal legislation includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors.

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

USA Patriot Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 26, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Federal Securities Law

Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2.	PROPERTIES

We currently conduct our business through eight full-service banking offices and four loan production offices. As of September 30, 2003, the properties and leasehold improvements owned by us had an aggregate net book value of $9.4 million.

Location	Ownership	Year Opened	Year of Lease or License Expiration(1)	Deposits as of September 30, 2003
				(In thousands)
Administrative/Main Office:
600 Third Avenue West Point, Georgia	Owned	1965	—	$104,222

Branch Offices:
300 Church Street LaGrange, Georgia	Owned	1976	—	33,893

3500 20th Avenue(2) Valley, Alabama	Leased	1963	7/31/08	53,342

91 River Road(2) Valley, Alabama	Owned	1989	—	12,056

1605 East University Drive Auburn, Alabama	Owned	2001	—	19,001

2320 Moore’s Mill Road (3) Auburn, Alabama	Owned	2002	—	6,033

114 South 7th Street (3) Opelika, Alabama	Owned	1995	—	14,549

3702 Pepperell Parkway (3) Opelika, Alabama	Owned	1988	—	36,290

Loan Production Offices:

2959 Highway 154, Bld. C, Suite D Newnan, Georgia	Leased	1993	3/1/05

1212 7th Avenue, Suite B and C Phenix City, Alabama	Leased	2001	2/15/04

27 North Mt. Pleasant Avenue Monroeville, Alabama	Leased	2000	Month-to Month

217 Osborne Street St. Mary’s, Georgia	Leased	2003	4/30/04

Brokerage Office:

307 Church Street, Suite A LaGrange, Georgia	Leased	2002	12/31/03

(1)	Lease expiration dates assume all options to extend lease terms are exercised.
(2)	Includes time period operated by Citizens National Bank prior to the Citizens acquisition.
(3)	Includes time period operated by Eagle Bank prior to the Eagle Bancshares acquisition,

ITEM 3. LEGAL PROCEEDINGS

We are not involved in and none of our property is the subject of any pending legal proceeding other than ordinary routine legal proceedings incidental to our business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our consolidated financial condition and results of operations.

PART II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market System for the Nasdaq Stock Market under the symbol “CHFN.” First Charter, MHC owns 15,857,924 shares, or 80% of our outstanding common stock. At September 30, 2003, there were 19,569,676 shares of common stock issued and outstanding, and there were approximately 275 holders of record. The price range for our common stock for the period from October 1, 2002 to September 30, 2003, based on daily closing prices, and the amounts of dividends we paid during that period, are set forth in the following table.

Period	High	Low	Dividend

October 16, 2001- December 31, 2001	$18.30	$14.25

January 1, 2002- March 31, 2002	$25.10	$17.95

April 1, 2002- June 30, 2002	$31.65	$24.18	$0.10 per share

July 1, 2002- September 30, 2002	$30.06	$23.96	$0.10 per share

October 1, 2002- December 31, 2002	$31.23	$26.20	$0.10 per share

January 1, 2003- March 31, 2003	$31.42	$29.59	$0.10 per share

April 1, 2003- June 30, 2003	$32.12	$26.08	$0.20 per share

July 1, 2003- September 30, 2003	$31.65	$28.76	$0.20 per share

The stock price information set forth above has been provided by Bloomberg. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

During the years ended September 30, 2002 and September 30, 2003, we have paid quarterly dividends in the amounts set forth in the table above. The payment of future dividends will be subject to determination by our board of directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by CharterBank to Charter Financial. We cannot guarantee that we will not reduce or eliminate dividends in the future.

When Charter Financial pays dividends to its stockholders, it is required to pay dividends to First Charter, MHC, unless First Charter, MHC elects to waive dividends. To date, First Charter, MHC has waived dividends paid by Charter Financial. Any decision to waive dividends will be subject to regulatory approval.

Charter Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Our ability to pay dividends in the future depends on cash at Charter Financial and income at Charter Financial, including premiums on covered calls and exercises of covered calls on Freddie Mac common stock. It also depends on the amount of funds available from CharterBank, which CharterBank must provide the Office of Thrift Supervision with 30 days notice of its intention to make a capital distribution to Charter Financial. Office of Thrift Supervision regulations may also limit, in certain circumstances, CharterBank’s ability to make capital distributions. CharterBank made a dividend distribution to Charter Financial in September, 2003 of $2.5 million, which was approved by the Office of Thrift Supervision.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at September 30 and for each of the years presented is derived in part from the consolidated financial statements of Charter Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At September 30,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Financial Data: (1)
Total assets	$1,000,495	$982,563	$894,920	$920,962	$883,686
Loans receivable, net(2)	292,553	208,654	224,591	253,467	208,456
Investment and mortgage securities available for sale(3)	416,061	467,999	326,614	381,590	388,704
Freddie Mac common stock & other equity securities	242,904	260,215	302,623	251,661	242,336
Retail deposits	229,649	173,078	163,982	144,482	153,731
Total deposits	279,386	210,746	200,355	274,371	282,965
Deferred income taxes	88,196	96,040	112,379	92,120	88,869
Total borrowings	388,441	410,963	309,424	352,219	312,867
Total retained earnings	59,190	58,225	56,058	51,029	50,157
Accumulated other comprehensive income(4)	143,941	155,961	180,858	139,900	135,241
Total equity	230,359	249,166	236,916	190,929	185,398
Allowance for loan losses	6,780	5,179	5,290	6,346	5,710
Non-performing assets	5,808	3,683	2,746	3,461	2,211

	For the Years Ended September 30,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Operating Data: (1)
Interest and dividend income	$34,335	$37,740	$48,071	$53,949	$36,741
Interest expense	18,805	21,845	31,645	36,647	23,341

Net interest income	15,530	15,895	16,426	17,302	13,400
Provision for loan losses	25	250	500	1,410	240

Net interest and dividend income after provision for loan losses	15,505	15,645	15,926	15,892	13,160

Total noninterest income	5,733	1,939	1,652	1,949	38,749
Total noninterest expenses	18,064	14,200	11,416	15,943	10,749

Income before provision for income taxes	3,174	3,384	6,162	1,898	41,160

Income tax expense	83	484	1,406	1,260	14,333

Net income	$3,091	$2,900	$4,756	$638	$26,827

Basic earnings per share	$0.16	$0.15	—	—	—
Fully diluted earnings per share	$0.16	$0.15	—	—	—
Dividends declared per share	$0.60	$0.20	—	—	—

(1)	Reflects assets and liabilities transferred in reorganization on October 16, 2001 and income and expenses related thereto.
(2)	Loans are shown net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.
(3)	Includes all CharterBank investment and mortgage securities available for sale excluding Freddie Mac common stock.
(4)	Consists of unrealized holding gains and losses on Freddie Mac common stock, investments, mortgage-backed securities and collateralized mortgage obligations classified as available for sale, net of income taxes.

	At or for the Years Ended September 30,
	2003		2002		2001		2000		1999
Selected Financial Ratios and Other Data(5):

Performance:
Return on realized assets(6)	0.43%		0.43%		0.76%		0.09%		5.41%
Return on average assets	0.32		0.29		0.52		0.07		3.46
Comprehensive return on average assets(7)	(0.91)		(2.17)		4.98		0.59		0.32
Return on realized equity(6)	3.53		3.11		8.61		1.18		68.01
Return on average equity	1.26		1.06		2.08		0.38		12.70
Comprehensive return on average equity(8)	(3.64)		(7.06)		19.98		3.13		1.19
Average equity to average assets	25.07		30.68		24.92		18.90		27.25
Equity to total assets at end of period	23.02		25.36		26.47		20.73		20.98
Average interest rate spread(9)	0.49		0.10		(0.34)		0.37		(0.42)
Net interest margin(9)(10)	1.62		1.67		1.83		1.99		1.75
Average interest-earning assets to average interest-bearing liabilities	1.57	x	1.69	x	1.61	x	1.38	x	1.71	x
Total noninterest expense to average assets	1.85%		1.40%		1.24%		1.78%		1.39%
Efficiency ratio(11)	88.73		76.14		63.15		82.27		54.33

Regulatory Capital Ratios:
Tangible capital	8.78		10.16		9.44		7.49		7.02
Core capital	8.78		10.16		9.44		7.49		7.02
Risk-based capital	27.23		32.67		29.94		26.45		36.66

Asset Quality Ratios:
Non-performing loans as a percent of total loans	1.71		1.41		1.01		1.09		0.93
Non-performing assets as a percent of total assets	0.58		0.38		0.31		0.38		0.25
Allowance for loan losses as a percent of total loans	2.26		2.42		2.30		2.44		2.67
Allowance for loan losses as a ratio of non-performing loans	1.32	x	1.30	x	2.28	x	2.24	x	2.87	x

Number of:
Full-time equivalent employees	188		147		130		126		129

(5)	Asset quality ratios and regulatory capital ratios are end of period ratios.
(6)	Realized assets and equity exclude unrealized gains on available for sale securities. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(7)	Comprehensive return on average assets represents comprehensive income divided by average assets. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(8)	Comprehensive return on average equity represents comprehensive income divided by average equity. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(9)	The net interest spread and net interest margin are significantly impacted by the large balances of Freddie Mac common stock and the low dividend yield on that stock. Please see the net interest margin discussion in MD&A for a discussion of this impact.
(10)	Net interest margin represents net interest income including dividend income from Freddie Mac common stock as a percentage of average interest-earning assets including Freddie Mac common stock.
(11)	The efficiency ratio represents the ratio of operating expenses (excluding certain elements of charitable contributions which relate to appreciation of donated stock) divided by the sum of net interest income and noninterest income less gain on sales of investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Charter Financial Corporation is the mid-tier holding company and the sole shareholder of CharterBank. In October 2001, Charter Financial was formed in connection with the conversion of the Bank from mutual to stock form (“Conversion”). At that time, the Company issued 80% or 15,857,924 shares of its common stock to First Charter, MHC (“MHC”). The Conversion, the offering of stock to depositors, and the issuance of Company stock to the MHC are referred to collectively as the “Reorganization”. As a result of this reorganization, the Bank converted to a federally chartered savings bank and became a wholly-owned subsidiary of the Company, which is majority owned by the MHC, a federally chartered mutual holding company. Charter Financial’s common stock is traded on the NASDAQ National Market under the symbol “CHFN”. All references to Charter Financial prior to October 16, 2001, except where otherwise indicated, are to CharterBank.

Our principal business is attracting deposits from the general public and investing those funds primarily in real estate loans. We also own 4.6 million shares of Freddie Mac common stock with an after tax unrealized gain of $145.3 million. While our primary businesses are the collecting of deposits from the general public and investing those funds in real estate loans, we also make consumer, construction and commercial loans and invest in mortgage-related and investment securities.

The Company’s results of operations are primarily dependent on our net interest income, which is the difference between the interest and dividend income we earn on loans, mortgage related securities and investments, and the interest expense we pay on deposits and borrowings. Our net interest income is affected by economic, competitive and regulatory factors that influence interest rates, loan demand and deposit flows. In addition, we, like other savings institution holding companies, are subject to interest rate risk to the degree that our interest- earning assets mature, prepay or reprice at different times, or on a different basis, than our interest-bearing liabilities.

Our results of operations are also affected by, among other things, gains or losses on loans held for sale, fee income received, gains or losses on the sale of Freddie Mac common stock or other mortgage or investment securities, the establishment of provisions for losses on loans, the level of operating expenses and income taxes. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, marketing expenses and other general and administrative expenses.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are affected by a number of factors including interest rates paid on competing personal investments, the level of personal income and the personal rate of savings within our market area. Lending activities are influenced by the demand for housing as well as competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, borrowings and funds provided from operations.

Effective February 2003, Charter Financial acquired all of the outstanding shares of EBA Bancshares, Inc., Opelika, Alabama, and its wholly-owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8.6 million cash. The acquisition added three branches in the growing Auburn-Opelika area of Alabama, home of Auburn University, with $55.3 million in loans and $60.7 million in retail deposits.

The table below shows quarterly operating results for the past eight quarters.

	2003					2002
	1st qtr.	2nd qtr.	3rd qtr.	4th qtr.		1st qtr.	2nd qtr.	3rd qtr.	4th qtr.
Interest and dividend income	$8,583	8,384	8,545	8,824		$9,540	8,847	9,381	9,971
Interest expense	5,021	4,712	4,594	4,479		5,716	5,318	5,352	5,459

Net interest and dividend income	3,562	3,672	3,951	4,345		3,824	3,529	4,029	4,512
Provision for loan losses	—	—	—	25		150	25	75	—
Net interest and dividend income after provision for loan losses	3,562	3,672	3,951	4,320		3,674	3,504	3,954	4,512

Noninterest income (loss)	1,140	1,088	1,426	2,078		1,232	1,039	(707)	376
Noninterest expense	4,139	4,560	4,752	4,612		3,965	3,564	3,168	3,503

Income before provision for income taxes	563	200	624	1,786	*	941	979	79	1,385

Income tax expense (benefit)	64	36	80	(98	)**	209	180	(114)	209

Net income	$499	$164	$544	$1,884		$732	$799	$193	$1,176

*	Reflects the sale of 15,000 shares of Freddie Mac common stock related to the covered call program resulting in a gain of approximately $773,000.
**	Reflects the interaction of the Freddie Mac common stock sale with the exclusion of the Freddie Mac common stock dividends from income taxes resulting in an income tax benefit for the quarter.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.

These policies are described in Note 1 to the consolidated financial statements. Also please see “Asset Quality” on page 18 for a further discussion of the Company’s methodology in determining the allowance. The accounting and financial reporting policies of Charter Financial Corporation conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as one of the most critical accounting policies that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

The Company segments its allowance for loan losses into the following four major categories: 1) specific reserves; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. An organizationally independent department reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by loan type. The Company has developed specific quantitative reserve factors to apply to each individual component of the reserve. These qualitative reserve factors are based upon economic, market and industry conditions that are specific to the Company’s local markets. These qualitative reserve factors consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative reserve factors are included in the various individual components of the allowance for loan losses. The qualitative reserve factors are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these items do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary based on changes in economic conditions or changes in accounting guidance on reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management believes that the allowance for loan losses is adequate. The Company has 86.3% of its loan portfolio secured by real estate loans, with one-to-four family real estate comprising 44.5% of the total loan portfolio. Commercial real estate comprises 37.1% of the loan portfolio and a significant portion is owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. Construction and development loans comprise 4.7% of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans the Company chooses to maintain in its portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price locked so the Company takes no credit or interest rate risk with respect to these loans. The Company’s largest individual funded loan exposure is a commercial real estate loan with a balance of $6.3 million at September 30, 2003. Our largest industry exposure is the hotel industry with approximately $22.0 million in loans which include $6.6 million committed but not yet advanced. Only 6.5% of the Company’s portfolio consists of consumer loans, while 7.2% consists of commercial non real estate loans.

Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent quotations. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a method that approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. Since the Company does not file a consolidated tax return, this determination is made at the individual company level. At September 30, 2003, the tax provision was based on a deduction of 70% of dividends received.

Management Strategy

In recent years, we have adopted a growth-oriented strategy focused on (1) expanding our retail banking operations, (2) managing our Freddie Mac common stock investment while periodically reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

Expanding Retail Banking Operations. Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing quality products, excellent service, and a superior customer experience at competitive prices. We have sought to implement this strategy by concentrating on our core product offerings, including residential and commercial mortgage loans and a variety of checking and saving products, while at the same time broadening our product lines and services, expanding delivery systems for our customers, and filling in our branch network.

Our current market includes the I85 corridor from LaGrange, Georgia to Auburn, Alabama, including the economic communities of LaGrange, Georgia, Auburn-Opelika, Alabama and the Valley area which includes West Point, Georgia and Lanett and Valley, Alabama. The Valley area is our historical home base. Based on data from the FDIC, as of June 30, 2003 we have 45% of the bank deposits in the Valley market, approximately 6% deposit market share in the Auburn-Opelika market and 7% deposit market share in the LaGrange market. None of our major competitors have branches in all three of these markets. We have 14% of the combined deposit market share which is the second largest market share of any bank in these markets. Our competitors in the top six of deposit market share each compete in only one of the three markets. There are a significant number of customers and potential customers that live in one of these markets and work in another. Auburn-Opelika, and to a lesser extent LaGrange, have stronger economies and more growth potential than the Valley market. We plan to upgrade at least one branch in Auburn-Opelika and open one new branch in LaGrange during the next year. We are focusing on increasing our market share in these markets before expanding geographically.

Historically we have focused on the consumer with one-to-four family mortgage loans and certificates of deposit. We are continuing our consumer focus with one-to-four family mortgages, consumer loans to credit-worthy borrowers, and a full menu of core deposit products. Our core deposits have increased to 43.3% of our total retail deposits. We are expanding our customer base to include credit worthy small businesses and commercial real estate loans.

We seek to:

•	Improve customer service and convenience as a means to compete for an increased share of our customers’ financial service business;

•	Expand our retail banking franchise and our market share by increasing the number of households and the share of wallet of current households served within our market area;

•	Continue to expand our market coverage by taking advantage of opportunities to build or acquire branches or acquire delivery systems within our target market;

•	Improve customer use of our existing alternative delivery channels, such as ATMs, Internet banking and telephone banking: and

•	Expand our offerings to businesses by focusing our commercial loan and deposit products and services as a means to increase the yield on our loan portfolio, to attract lower cost deposit accounts and increase non-interest income through related fees.

We train our employees in providing outstanding quality service to customers as well as in the technical aspects of their jobs.

A significant component of expanding our retail franchise is improving the communities we serve. The Charter Foundation plays a major role in implementing change in our markets. The Charter Foundation was created in 1994 and endowed by CharterBank’s members with an initial gift of $1 million of Freddie Mac common stock. Subsequent gifts from CharterBank plus proceeds from the Foundation’s investments have put the Foundation’s corpus at approximately $7 million. The annual grant budget, which is 5% of average assets, now totals approximately $400,000. This is $400,000 with which Charter Foundation can make gifts to improve the quality of life in areas served by CharterBank. In the last two years, Charter Foundation has incorporated a member-voting component into the grant program. In June and July of each year,

CharterBank’s customers in each market have an opportunity to vote for three $5,000 grants to be given in their community. This program began as an effort to more closely tie the Foundation and the Bank in the minds of customers and the general public. Since its inception in 1994, The Charter Foundation has awarded more than $2 million in grants in the communities served by CharterBank.

Another community development activity geared to expanding the retail franchise is the Honors Savings Club program. This program, currently available to students in all public high schools in Troup County, Georgia, and Chambers County, Alabama, pays students for making all A’s in a given semester. There is also a $500 bonus opportunity for the class Valedictorian, and a $500 bonus opportunity for any student who makes all A’s for all 4 years. To receive the award, each student must open an account at CharterBank, with one of the goals of the program being to cement a banking relationship with these students while they are young. Other goals are to reward academic excellence and to try to combat peer pressure that says it is not “cool” to be smart. Since its inception in 1996, more than $300,000 has been earned by students making all A’s. This program, while bearing the CharterBank name, is funded from First Charter, MHC so as not to adversely impact earnings at Charter Financial.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged 16.91%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Freddie Mac dividends exceed $0.20 per Charter Financial share, or over $1.00 per Charter Financial minority share. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the recently enacted 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. Also, the dividend waiver, where only the minority shareholders receive dividends, adds significant value to the minority shareholders. In 2003 we implemented a pilot program of selling covered calls on the Freddie Mac common stock as a means of enhancing the returns on this investment. We continue to review this investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our shareholders.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the Eagle acquisition. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. We maintained our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool. During the third fiscal quarter of 2003 we increased our quarterly dividend from 10 cents to 20 cents per share. Our capacity to pay dividends is enhanced by First Charter, MHC’s willingness to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends or share repurchases.

Management of Interest Rate Risk

As a financial institution, we face risk from interest rate volatility. Fluctuations in interest rates impact both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates also affect the market value of all interest-earning assets.

The primary goal of our interest rate risk management strategy is to maximize net interest income while maintaining an acceptable profile. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, portfolio equity and net interest income remain within an acceptable range.

Our lending activities have emphasized one-to-four family and commercial mortgage loans. Our sources of funds include retail deposits, FHLB advances, repurchase agreements and wholesale deposits. Retail deposits consist primarily of certificates of deposit, which have shorter terms to maturity than the loan portfolio, and transaction accounts. We employ several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•	Selling the 30 year mortgages we originate to the secondary market, generally on a servicing released basis;

•	Maintaining the diversity of our existing loan portfolio through the origination of commercial real estate and consumer loans which typically have variable rates and shorter terms than residential mortgages;

•	Emphasizing investments with adjustable interest rates;

•	Maintaining fixed rate borrowings from the FHLB; and

•	Increasing retail transaction deposits which typically have long durations.

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

Historically, we believed our high level of capital allowed us to support a high level of interest rate risk which enhanced our long term income at the cost of increased volatility in the income stream. During fiscal 2001, we reduced our interest risk profile by selling fixed rate mortgage securities and replacing variable rate borrowings with fixed rate borrowings. These actions moved the Company from being significantly liability sensitive, or having net income and net portfolio benefit from lower interest rates, to being modestly asset sensitive. During 2003, record levels of mortgage securities and loans were prepaid by borrowers in response to a decline in interest rates. Prepayments of fixed rate loans and securities eliminated the positive spread between these assets and the fixed rate borrowings. The combination of the fixed rate, long-term borrowings from 2001 which, in the current environment, are high rate borrowings compared to current rates, and the extension risk on recently acquired assets have increased our exposure to higher interest rates, as well as negatively affected our net interest income.

Net Interest Income Simulation. We use a simulation model to monitor interest rate risk. An analysis is performed on changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one year time period following the current financial statement. However, with certain interest rates currently below 2.00%, decreases of 200 and 300 basis points in our simulation model do not provide meaningful information.

The table following sets forth, as of September 30, 2003, the estimated changes in net portfolio value that would result from changes in interest rates as indicated over the applicable twelve-month period.

Net Portfolio Value
Change In Rates	% Change	Post Shock Capital Ratio
+300 bp	(26.43)%	23.05%
+200 bp	(19.22)%	24.50%
+100 bp	(12.00)%	25.74%
0 bp	0.00%	27.85%
-100 bp	(0.13)%	27.40%

The net portfolio value is the capital, the excess of assets over liabilities, after all assets and liabilities are marked to market. The net portfolio value decreases as interest rates increase because fixed rate loans and securities decline in value with the increase in rates. The net portfolio value also decreases as interest rates decrease because fixed rate loans and mortgage securities have a borrower option to prepay so the assets do not gain significantly in value as rates decline. Freddie Mac common stock is held at a constant value through the interest rate shocks. At September 30, 2003, fixed rate investment and mortgage securities comprised $198.5 million or 47.5% of our total portfolio of investment and mortgage securities of $418.2 million. The disparate result on net portfolio value of interest rate increases versus interest rate decreases is sometimes referred to as negative convexity and is the result of embedded options in mortgage securities, loans and borrowings. The post shock capital ratio is the post shock net portfolio value as a percent of total assets.

The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset.

After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase. The following gap table summarizes the anticipated maturities or repricing of CharterBank’s interest-earning assets and interest-bearing liabilities as of September 30, 2003, based on the information and assumptions set forth in the notes that follow.

At September 30, 2003 (Dollars In thousands)	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1) (2)	$82,454	$79,324	$71,899	$32,480	$33,720	$299,877
Mortgage related securities(2)	149,354	50,019	109,356	33,186	52,517	394,432
Investment securities(3)	7,017	504	—	8,885	5,223	21,629
Other securities	—	—	—	—	3,551	3,551

Interest-bearing deposits	1,249	—	—	—	—	1,249
Other interest-earning assets	801	—	—	—	13,610	14,411

Total interest-earning assets	$240,875	$129,847	$181,255	$74,551	$108,621	$735,149

Interest-bearing liabilities:

Certificates of deposit	$40,339	$90,523	$39,800	$14,738	$—	$185,400
Money market accounts (4)	4,237	20,731	9,419	—	—	34,387
NOW accounts (4)	47,864	—	4,430	1,476	1,477	55,247
Savings accounts (4)	—	—	9,252	3,084	3,083	15,419
Borrowed funds (5)	235,875	25,566	—	—	127,000	388,441

Total interest-bearing liabilities	$328,315	$136,820	$62,901	$19,298	$131,560	$678,894

Period gap	$(87,440)	$(6,973)	$118,354	$55,253	$(22,939)	$56,255

Cumulative gap	$(87,440)	$(94,413)	$23,941	$79,194	$56,255

Cumulative gap as a percentage of total assets	(11.9)%	(12.8)%	3.3%	10.8%	7.7%

(1)	Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due, or in the period in which repayments are expected to occur prior to their next rate adjustment, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization. Both fixed and adjustable rate loans are adjusted to take into account estimated prepayments in assessing their interest rate sensitivity.
(2)	Reflects estimated prepayments in the current interest rate environment.
(3)	Based on contractual maturities and if applicable, call dates.
(4)	Although our money market accounts, NOW accounts and savings accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on management’s estimates and should not be regarded as indicative of the actual withdrawals that may be experienced by us.
(5)	Conversion features are not assumed to be exercised.

The preceding table indicates that we have more liabilities repricing than assets in the next year, after which we have more assets that reprice than liabilities. This indicates that our net interest income should benefit from lower rates in the short term and higher rates in the longer term. The gap table should be used in conjunction with the portfolio equity analysis and net interest income simulation. Each method of analysis provides a different analysis of interest risk and at times each has strengths and weaknesses. The gap table uses loan repricings based on current interest rates and thus probably indicates earlier repricings than would actually occur if interest rates were higher.

Average Balance Sheet and Analysis of Net Interest Income. The following tables depict the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 76.8% at September 30, 2003. However, the dividend yield on the market value of the Freddie Mac common stock was 1.80%. The appreciation over time in the market value of the Freddie Mac common stock has created our strong accumulated other comprehensive income.

Overall, ratios have weakened for the year ended September 30, 2003, compared to the year ended September 30, 2002, due to the effects of falling interest rates on our wholesale investment strategy. During 2000 and 2001, we borrowed $127 million in long-term fixed rate FHLB advances which limited the decrease in the average cost of borrowings to 55 basis points from 2002 to 2003. However, the lower interest rate environment also increased loan prepayments and lowered the yield on mortgage-related investments by 93 basis points in 2003. The yield on loans receivable also decreased 134 basis points. The yield on Freddie Mac common stock increased from 1.32% to 1.80% based on increased dividends and a lower market value. The cost of deposits decreased 110 basis points from 3.49% in 2002 to 2.39% in 2003. The decrease in the cost of deposits is due to overall lower interest rates, a higher proportion of lower cost transaction accounts and a balance-tiered certificate of deposit pricing strategy implemented during 2002. The combination of these rate changes reduced the overall net interest margin by five basis points from 1.67% for the year ended September 30, 2002 to 1.62% for the year ended September 30, 2003. The increase in the yield on Freddie Mac common stock offset most of the impact of the yield on mortgage securities dropping far more than the cost of borrowings. The yield on mortgage securities dropped with lower interest rates and record levels of prepayments while our fixed rate borrowings that funded the mortgage securities remained in place.

In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans.

	At September 30, 2003
	Actual Balance	Yield/ Cost
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$1,994	1.23%
FHLB common stock	13,610	3.25%
Mortgage-backed securities and collateralized mortgage obligations available for sale	394,432	3.63%
Other investment securities available for sale	21,629	3.24%
Loans receivable	299,877	6.07%

Total interest-earning assets excluding Freddie Mac common stock	731,542	4.61%
Freddie Mac common stock	242,904	1.99%

Total interest-earning assets including Freddie Mac common stock	974,446	3.95%
Total noninterest-earning assets	26,049	—

Total assets	$1,000,495	3.85%

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$30,630	0.53%
Savings accounts	15,419	0.30%
Money market deposit accounts	31,079	1.14%
Certificates of deposit accounts	179,840	2.86%

Total interest-bearing deposits	256,968	2.22%
Borrowed funds	388,441	3.14%

Total interest-bearing liabilities	645,409	2.77%
Noninterest-bearing deposits	22,418	—
Other noninterest-bearing liabilities	102,309	—

Total noninterest-bearing liabilities	124,727	—
Total liabilities	770,136	2.32%
Total stockholders’ equity	230,359

Total liabilities and stockholders’ equity	$1,000,495

	For the Years Ended September 30,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$7,315	$98	1.34%	$4,013	$79	1.97%	$7,213	$344	4.77%
FHLB common stock and other equity securities	13,424	563	4.19	13,623	769	5.64	12,486	899	7.20
Mortgage-backed securities and collateralized mortgage obligations available for sale	405,937	11,883	2.93	400,525	15,473	3.86	328,648	21,150	6.44
Other investment securities available for sale	13,096	442	3.38	13,467	513	3.81	9,866	652	6.61
Loans receivable	256,792	16,694	6.50	215,632	16,903	7.84	243,243	21,442	8.82

Total interest-earning assets excluding Freddie Mac common stock	696,564	29,680	4.26	647,260	33,737	5.21	601,456	44,487	7.40
Freddie Mac common stock	259,242	4,655	1.80	302,149	4,003	1.32	297,834	3,584	1.20

Total interest-earning assets including Freddie Mac common stock	955,806	34,335	3.59	949,409	37,740	3.98	899,290	48,071	5.35
Total non-interest-earning assets	22,586	—	—	64,384	—	—	18,690	—	—

Total assets	$978,392	$34,335		$1,013,793	$37,740		$917,980	$48,071

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	27,010	194	0.72	18,006	176	0.98	14,512	249	1.72
Savings accounts	12,684	63	0.50	8,848	80	0.90	8,261	161	1.95
Money market deposit accounts	30,967	417	1.35	22,049	349	1.58	14,254	565	3.96
Certificates of deposit accounts	163,880	4,933	3.01	146,779	6,221	4.24	162,222	9,762	6.02

Total interest-bearing deposits	234,541	5,607	2.39	195,682	6,826	3.49	199,249	10,737	5.39
Borrowed funds	372,791	13,199	3.54	367,329	15,019	4.09	357,098	20,908	5.85

Total interest-bearing liabilities	607,332	18,806	3.10	563,011	21,845	3.88	556,347	31,645	5.69
Noninterest-bearing deposits	16,526	—	—	10,407	—	—	8,516	—	—
Other noninterest-bearing liabilities	109,259	—	—	129,005	—	—	124,365	—	—

Total noninterest-bearing liabilities	125,785	—	—	139,412	—	—	132,881	—	—

Total liabilities	733,117	18,806	2.57	702,423	21,845	3.11	689,228	31,645	4.59
Total stockholders’ equity	245,275	—		311,370	—		228,752	—

Total liabilities and stockholders’ equity	$978,392	$18,806		$1,013,793	$21,845		$917,980	$31,645

Net interest income, including Freddie Mac common stock		$15,529			$15,895			$16,426

Net interest rate spread, including Freddie Mac common stock(1)			0.49%			0.10%			(0.34%)
Net interest margin, including Freddie Mac common stock(2)			1.62%			1.67%			1.83%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock	157.38%			168.63%			161.64%
Net interest income excluding Freddie Mac common stock dividends		$10,874			$11,892			$12,842

Net interest rate spread excluding Freddie Mac common stock(3)			1.16%			1.33%			1.71%
Net interest rate margin excluding Freddie Mac common stock (4)			1.56%			1.84%			2.14%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock	114.69%			114.96%			108.11%

(footnotes on following page)

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

(1)	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

(2)	interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and,

(3)	the net change.

	Year Ended September 30, 2003 Compared to Year Ended September 30, 2002 Increase/(Decrease)				Year Ended September 30, 2002 Compared to Year Ended September 30, 2001 Increase/(Decrease)
	Due to				Due to
	Volume	Rate	Combined	Net	Volume	Rate	Combined	Net
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$65	$(25)	$(21)	$19	$(153)	$(204)	$92	$(265)
FHLB common stock and other equity securities	(9)	(199)	2	(206)	79	(191)	(17)	(129)
Mortgage-backed securities and collateralized mortgage obligations available for sale	209	(3,748)	(51)	(3,590)	4,627	(8,454)	(1,850)	(5,677)
Other investment securities available for sale	(14)	(58)	2	(71)	238	(276)	(101)	(139)
Loans receivable	3,226	(2,886)	(550)	(209)	(2,434)	(2,375)	270	(4,539)

Total interest-earning assets	3,477	(6,916)	(618)	(4,057)	2,357	(11,500)	(1,606)	(10,749)
Freddie Mac common stock	(569)	1,423	(202)	652	—	419	—	419

Total interest-earning assets and Freddie Mac common stock	$254	$(3,635)	$(24)	$(3,405)	$2,357	$(11,081)	$(1,606)	$(10,330)

Interest-bearing liabilities:
NOW accounts	$88	$(47)	$(23)	$18	$60	$(107)	$(26)	$(73)
Savings accounts	35	(36)	(16)	(17)	11	(86)	(6)	(81)
Money market deposit accounts	141	(52)	(21)	68	309	(340)	(185)	(26)
Certificates of deposit	725	(1,803)	(210)	(1,288)	(929)	(2,886)	274	(3,541)

Total interest-bearing deposits	989	(1,938)	(270)	(1,219)	(549)	(3,419)	57	(3,911)
Borrowed funds	223	(2,013)	(30)	(1,820)	599	(6,307)	(181)	(5,889)

Total interest-bearing liabilities	$1,212	$(3,951)	$(300)	$(3,039)	$50	$(9,726)	$(124)	$(9,800)

Change in net interest income including Freddie Mac common stock	$2,265	$(2,965)	$(318)	$(1,018)	$2,307	$(1,355)	$(1,482)	$(530)

Comparison of Financial Condition at September 30, 2003 and 2002

Our total assets increased $17.9 million, or 1.83%, to $1.0 billion at September 30, 2003 from September 30, 2002. The increase was primarily due to increases in loans receivable. Total loans increased $85.9 million, or 40.1%, to $299.9 million at September 30, 2003. The one-to-four family residential real estate portfolio increased by $32.8 million, or 32.6%, to $133.3 million at September 30, 2003. The one-to-four family loans acquired in the acquisition of Eagle Bank accounted for $15.2 million of this increase. The consumer and other loan portfolio decreased $200,000 or 1.0% from September 30, 2002 to $19.7 million at September 30, 2003. The decrease in the consumer portfolio was primarily the result of reductions in second mortgage loans due to refinancings, which more than offset $4.5 million of consumer loans acquired in the Eagle Bank acquisition. Commercial real estate and other commercial loans increased by $48.2 million during fiscal 2003, and real estate construction loans increased by $5.1 million during the year with our acquisition of Eagle Bank accounting for $32.0 million of the increase in commercial real estate loans and $3.6 million of the increase in construction loans.

Our mortgage-backed securities and collateralized mortgage obligations decreased from $455.9 million at September 30, 2002 to $394.4 million at September 30, 2003, a decrease of $61.5 million or 13.49%. The market value of Freddie Mac common stock decreased $17.3 million, or 6.65%, from $260.2 million at September 30, 2002 to $242.9 million at September 30, 2003.

Total deposits increased from $210.7 million at September 30, 2002 to $279.4 million at September 30, 2003. This increase is predominantly the result of the fact we acquired deposits of $62.1 million in the Eagle Bank acquisition.

For the foreseeable future, we intend to continue to rely on borrowings, especially Federal Home Loan Bank advances and repurchase agreements, to fund the securities portfolios and loans to the extent that loan growth exceeds deposit growth. The terms of new advances will be determined at the time of the advance based on interest rates, the Company’s interest risk profile, and other factors. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. Borrowings decreased 5.48% from $411.0 million at September 30, 2002 to $388.4 million at September 30, 2003.

The Company’s acquisition of Eagle Bank resulted in our recording $4.3 million of goodwill and $2.0 million of core deposit intangible. The core deposit intangible is amortized over approximately 13 years using an accelerated method of amortization.

Our total stockholders’ equity is comprised of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income. Stockholders’ equity decreased $18.8 million, or 7.55%, to $230.4 million at September 30, 2003.

Realized equity decreased by $6.8 million to $86.4 million at September 30, 2003 from $93.2 million at September 30, 2002, primarily due to the increase in treasury stock of $7.8 million. Treasury stock was acquired to fund the Company’s restricted stock benefit plan.

Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income decreased by $12.0 million or 7.71%, to $143.9 million at September 30, 2003. As indicated in the tables below, other comprehensive loss for the year was $12.0 million compared to a loss of $24.9 million for the year ended September 30, 2002. The loss was primarily the result of the decrease in the price of Freddie Mac common stock, which fell by $3.55 per share, resulting in an after-tax decrease in our Freddie Mac common stock investment of $10.6 million. Other comprehensive income (loss) relating to mortgage securities and other investments decreased by $2.5 million to a loss of $1.4 million from income of $1.1 million for the year ended September 30, 2002.

	Year Ended September 30, 2003
	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2002	4,655,000	$55.90	$260,214,500	$155,893,352
September 30, 2003	4,640,000	52.35	242,904,000	145,283,854

Change in Freddie Mac stock		(3.55)		(10,609,498)
Other comprehensive loss related to mortgage securities and other investments				(1,410,665)

Total other comprehensive loss				$(12,020,163)

	Year Ended September 30, 2002
	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2001	4,655,000	$65.00	$302,575,000	$181,902,699
September 30, 2002	4,655,000	55.90	260,214,500	155,893,352

Change in Freddie Mac stock		(9.10)		(26,009,347)
Other comprehensive income related to mortgage securities and other investments				1,112,500

Total other comprehensive loss				$(24,896,847)

Comparison of Operating Results for Years Ended September 30, 2003 and 2002

General

Net income of $3.1 million for the year ended September 30, 2003 represents a $200,000 increase from net income of $2.9 million for the year ended September 30, 2002. The $3.8 million increase in noninterest income was essentially offset by the $3.8 million increase in noninterest expense. Our income tax expense was down $400,000, which more than offset the decrease in our net interest income after the loan loss provision. Net interest income during the year ended September 30, 2003 decreased slightly due to lower interest rates which was partially offset by a $225,000 decrease in the provision for loan losses.

Ratio Analysis

We believe our return on equity can be measured in three ways. The first is the traditional return on total equity, or GAAP measure, which is net income divided by average total equity. The second is return on realized equity which is net income divided by realized equity (excluding unrealized gains on available for sale securities). The third is comprehensive return on equity which is comprehensive income divided by average total equity. We use all of these measures in evaluating our performance and setting goals.

	Year Ended September 30,
	2003	2002
Return on total equity	1.26%	1.06%

Return on realized equity	3.53	3.11
Comprehensive return on equity	(3.64)	(7.06)

Each of these measures has its strengths and weaknesses and is useful to investors by providing different perspectives. The return on total equity is the traditional measure. However, in our case the total equity measure shows a low result because it includes the unrealized gains on Freddie Mac stock and other available for sale securities in equity (the denominator) but does not reflect unrealized gains and losses on Freddie Mac common stock and other available for sale securities in net income (the numerator). The return on realized equity excludes unrealized gains on Freddie Mac common stock and other available for sale securities from both net income and equity and thus does not reflect a significant portion of the economic value in the Company, while it does include gains on Freddie Mac stock and other available for sale securities that are realized through the sale of stock. The comprehensive return on equity reflects the overall increase or decrease in value as reflected by the stock price of Freddie Mac common stock and other available for sale securities and management believes this is an accurate long-term measure that exhibits high levels of volatility in short time periods.

The return on assets measures as shown below similarly reflect the effects of including or not including the significant unrealized gains and losses on the Freddie Mac common stock and other available for sale securities.

	Year Ended September 30,
	2003	2002
Return on average total assets	0.32%	0.29%

Return on realized assets	0.43	0.43
Comprehensive return on assets	(0.91)	(2.17)

Interest Income

Total interest and dividend income, including Freddie Mac common stock, was $34.3 million for the year, a 9.02% decrease over interest and dividend income, including Freddie Mac common stock, of $37.7 million for the year ended September 30, 2002. Dividend income on Freddie Mac common stock increased by $652,000 to $4.7 million from $4.0 million due to the increase in quarterly dividends of Freddie Mac common stock from $0.22 per share to $0.26 per share. Total interest and dividend income, excluding Freddie Mac common stock, was $29.7 million for the year, an 11.87% decrease over interest and dividend income, excluding Freddie Mac common stock of $33.7 million for the year ended September 30, 2002. Interest on loans decreased $209,000, or 1.24%, to $16.7 million. The average balance of loans receivable increased $41.2 million to $256.8 million for the year ended September 30, 2003. Interest on investment debt securities available for sale decreased $71,000 to $442,000 for the year from $513,000 for the prior year.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased by $3.6 million to $11.9 million for the year from $15.5 million a year earlier. The decrease was due to lower yields as the yields on both variable and fixed rate securities dropped with interest rates. The lower interest income due to lower interest rates was partially offset by increased volumes. The lower interest rates reduced yields by increasing amortization of premiums due to shorter projected average lives. Lower interest rates also meant that cash flow from investments was reinvested at lower rates. The yield on interest-earning assets excluding Freddie Mac common stock decreased 95 basis points. Total interest-earning assets excluding Freddie Mac common stock averaged $696.6 million for the year, up from $647.2 million in the comparable 2002 period, a 7.62% increase. The average yield on loans decreased 134 basis points to 6.50%, while the yield on mortgage-related securities decreased from 3.86% for 2002 to 2.93% in 2003, reflecting the declining interest rate environment during this time period.

Interest Expense

Total interest expense for the year was $18.8 million, a $3.0 million, or 13.91%, decrease from 2002. The decrease is attributable to a 78 basis point decrease in the average cost of interest-bearing liabilities which was partially offset by a $44.3 million increase in the average balance of interest-bearing liabilities from $563.0 million for the year ended September 30, 2002 to $607.3 million for the year ended September 30, 2003. The decrease in average cost was primarily due to the 55 basis point decrease in the cost of borrowed funds as compared to the year ended September 30, 2002 and a 110 basis point drop in the cost of deposits.

Interest expense on deposits decreased $1.2 million, or 17.65%, to $5.6 million for the year ended September 30, 2003 compared with $6.8 million for the prior year. The average balance of certificates of deposit increased $17.1 million to $163.9 million in 2003 from $146.8 million the prior year primarily as a result of the certificates of deposit we acquired in our acquisition of Eagle Bank, which was offset by decreases due to less aggressive retail CD rates being offered by CharterBank. Due to the declining interest rate environment during this period, an increased proportion of lower cost transaction deposit accounts, and a strategy of less aggressive rates paid for certificates of deposit, the average cost of interest-bearing deposits decreased 110 basis points during 2003. Interest expense on certificate of deposit balances decreased $1.3 million during the year ended September 30, 2003 compared with the year ended September 30, 2002, as the average balance of these accounts increased $17.1 million and the cost decreased 123 basis points.

Interest expense on borrowed funds decreased $1.8 million as a result of the 55 basis point decrease in the average cost of borrowed funds which was partially offset by the $5.5 million increase in the average balance of borrowed funds. The decrease in the average cost was attributed to the declining interest rate environment.

Net Interest Income

Net interest income including Freddie Mac common stock dividends for the year ended September 30, 2003 decreased $366,000, or 2.30%, to $15.5 million. The net interest rate spread including Freddie Mac common stock increased 39 basis points to 0.49% for the year ended September 30, 2003 from 0.10% for the prior year. Traditional bank measures such as net interest rate spread and net interest rate margin will improve as the market value of the Freddie Mac common stock and/or mortgage securities and borrowings become a smaller portion of our earning assets. The average balance of the Freddie Mac common stock was $259.2 million for the year ended September 30, 2003 as compared to $302.1 million for the year ended September 30, 2002. The net interest margin, which is net interest income including dividends on Freddie Mac common stock divided by average total interest-earning assets, decreased five basis points to 1.62% for the year ended September 30, 2003.

Net interest income excluding the effects of Freddie Mac common stock decreased $1.0 million, or 8.40%, to $10.9 million for the year ended September 30, 2003, compared with $11.9 million for the year ended September 30, 2002. The net interest rate spread excluding effects of Freddie Mac common stock, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, dropped by 17 basis points as the yield on interest-earning assets excluding Freddie Mac common stock decreased at a higher rate than the average cost of interest-bearing liabilities. The net interest margin, which is net interest income divided by average total interest-earning assets excluding Freddie Mac common stock, decreased 28 basis points.

Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans. Our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. Each of these factors lowers our net interest margin and net interest spread. Our wholesale investment strategy has historically resulted in increases in net interest income and efficient use of our capital. Second, the dividend rate as compared to the market value of our Freddie Mac common stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 74%.

Provision for Loan Losses and Asset Quality

For the year ended September 30, 2003, we recorded a $25,000 provision for loan losses, compared to $250,000 for the year ended September 30, 2002. Gross charge-offs totaled $1.0 million for the year ended September 30, 2003 as compared to the prior year total of $816,000. Of the gross charge-offs in 2003, $539,000 were loans that were acquired in the Eagle Bank acquisition. The lower provision in 2003 reflects that, while net charge-offs for the year ended September 30, 2003 were $602,000 compared to net charge-offs of $361,000 for the prior year, the acquisition of Eagle Bank added $2.2 million to the Company’s loan loss reserves. During the year ended September 30, 2003, CharterBank experienced an increase in nonperforming loans with the weakened economic conditions; however, the majority of nonperforming loans are residential real estate loans where the risk of loss is lower than on loans that are not secured by real estate. CharterBank’s reserve methodology requires reserves based on a percentage of the outstanding balance for each type of loan. The percentage is based on CharterBank’s estimate of losses inherent within that type of loan.

The allowance for loan losses as of September 30, 2003 was 2.26% of total loans compared with 2.42% of total loans at September 30, 2002. The allowance at September 30, 2003 was 1.32x of nonaccrual loans compared to 1.72x at September 30, 2002. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

The table below shows under-performing (loans 90 days or more delinquent that are still accruing interest) and non-performing assets:

	September 30, 2003	September 30, 2002
	(In thousands)
Underperforming loans	$633	$133

Total non-performing loans	5,124	3,013
Foreclosed real estate, net	684	670

Total non-performing assets	5,808	3,683

Non-performing loans to total loans	1.71%	1.41%
Non-performing assets to total assets	0.58%	0.38%

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans; with particular emphasis on impaired, non-accruing, past due and other loans that Management believes require special attention.

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The largest components of the loan portfolio are one-to-four family residential loans and commercial real estate loans. The inherent risk with this type of lending is that a downturn in the economic environment may result in reduced capacity of borrowers to repay and/or depreciated property values. We believe we have mitigated the risk to these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on Management’s analysis of potential risk in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. Management considers the current allowance for loan losses to be adequate, based on its analysis of the potential risk in the portfolio.

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 50.0%, 15% and 5.0% respectively. These percentages for doubtful and substandard were reduced during 2003 from 60% and 17.5% based on historical losses on the Company’s real estate loans. These changes reduced required reserves by approximately $357,000. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming one-to-four family loans in the portfolio are reserved at lower percentages. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt.

Noninterest Income

Noninterest income increased 200% to $5.7 million for the year ended September 30, 2003 compared with $1.9 million in the prior year. We had $880,000 in net gains on the sale of mortgage and other investment securities, including a $773,000 gain on the sale of Freddie Mac common stock during the year ended September 30, 2003 compared with a loss of $816,000 in the prior year. Other factors included an increase of $915,000 in the gain on loans sold, an increase of $537,000 in fees on deposits and a $457,000 decrease in the equity loss in a mortgage servicing limited partnership. The increase in the gain on loans sold reflects the record levels of one-to-four family loan originations. Future levels of gain on sale of loans are dependent on interest rates. The increase in deposit fees reflects our growth in core deposits and the Company’s focus on deposit fees. The table following shows the quarterly levels of deposit fees, core deposits and gain on sale of loans.

(In thousands)	Core Deposits (at Quarter End)	Deposit Fees (for the Quarter)	Gain on Sale of Loans (for the Quarter)
September 30, 2003	$99,546	409	657
June 30, 2003	98,605	383	886
March 30, 2003	95,557	277	643
December 31, 2002	68,090	328	589

September 30, 2002	69,480	269	539
June 30, 2002	68,303	241	354
March 30, 2002	56,762	170	438
December 31, 2001	50,365	179	529

September 30, 2001	54,256	156	536
June 30, 2001	47,711	171	509
March 30, 2001	46,690	168	325
December 31, 2000	42,681	186	211

As mentioned earlier, the limited partnership invested in mortgage loan servicing, and, as a result, income fluctuates based on the underlying market value of related mortgage servicing rights. This market value is impacted by loan prepayment activity and the future expectation of such activity. As rates fall, the level of prepayment and expectation for future prepayments increase which results in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates adversely affected our equity in earnings of limited partnerships. During 2003, CharterBank wrote off its remaining equity investment of $106,746 in its limited partnership. The loss on the partnership was partially offset by $2.8 million in gains on the sale of loans and servicing released loan fees in 2003. The lower interest rate environment and related refinancing during 2003 contributed significantly to the increase in our gain on the sale of loans and servicing released loan fees from the prior year.

Gain on sale of securities, including Freddie Mac common stock, was $880,000 for the year ended September 30, 2003 compared to a loss of $816,000 for the same period in 2002, a difference of $1.7 million in income for the year ended September 30, 2003. The $880,000 income was comprised of net gains of approximately $107,000 on mortgage securities and other investment securities, and a net gain of $773,000 on the sale of Freddie Mac common stock. The loss in 2002 was due to a $1.5 million loss on the sale of a bond issued by Intermedia which was subsequently acquired by WorldCom, and net gains of approximately $700,000 on mortgage securities and other investment securities.

Noninterest Expense

Total noninterest expense increased $3.9 million, or 27.21%, to $18.1 million for the year compared with $14.2 million for the prior year. The primary cause of the increase was due to increases in salaries and benefits, of which the largest increase was in stock-based benefits that have accelerated amortization due to the vesting schedules.

Salaries and employee benefits expense increased $3.2 million from $7.4 million in 2002 to $10.6 million in 2003. The major factor in the increase of compensation expense was restricted stock grant expense and a smaller factor in the increase in compensation expense was the staffing expense for the three Eagle Bank branches that were acquired in fiscal 2003.

Occupancy and equipment expenses increased $317,000, or 16.44%, for the year ended September 30, 2003 as compared to the same period in 2002 primarily due to service bureau expenses and increased building maintenance. Marketing expenses and legal and professional expenses were consistent with the prior year.

Income Taxes

Income taxes decreased from $484,000 for the year ended September 30, 2002 to $83,000 for the year ended September 30, 2003. The effective tax rate was 2.60% in 2003 and 14.31% in 2002. In both years, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax. Because dividends on Freddie Mac stock were high compared to other components of taxable income, the dividend exclusion lowered the effective tax rate more than it would have if other components of taxable income had been higher. There can be no assurance that future periods will result in similar effective tax rates.

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

Mortgage-backed securities and collateralized mortgage obligations increased from $326.6 million at September 30, 2001 to $455.9 million at September 30, 2002 for an increase of $129.3 million or 39.59% as we utilized additional capital through wholesale leverage. The market value of Freddie Mac common stock decreased $42.4 million, or 14.02%, from $302.6 million to $260.2 million.

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

Our total stockholders’ equity, which is comprised of common stock, additional paid-in capital, treasury stock, unearned compensation, retained earnings and accumulated other comprehensive income, increased $12.3 million, or 5.15%, to $249.2 million at September 30, 2002. The initial public stock offering in October, 2001, added net proceeds of $34.0 million to stockholders’ equity, adjusted for the effect of the ESOP. Accumulated other comprehensive income at Charter Financial is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income at September 30, 2002 was $156.0 million, a $24.9 million decrease from the balance at September 30, 2001 of $180.9 million. The decrease in accumulated other comprehensive income is mainly attributable to the decrease in the market value of our Freddie Mac common stock investment.

As indicated in the tables following, other comprehensive income (loss) for the year ended September 30, 2002 was a loss of $24.9 million compared to income of $41.0 million for the year ended September 30, 2001. The per share price of Freddie Mac common stock decreased from $65.00 at September 30, 2001 to $55.90 at September 30, 2002, resulting in an after tax decrease in our Freddie Mac common stock investment of $26.0 million. Other comprehensive income relating to mortgage securities and other investments decreased by $8.6 million to $1.1 million from $9.7 million for the year ended September 30, 2001. The decrease in income was due to the high level of appreciation in fixed rate mortgage related securities in the year ended September 30, 2001 as interest rates declined steadily throughout fiscal 2001. The more stable interest rates in fiscal 2002 led to lower levels of fair value fluctuation in investment and mortgage securities.

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

Each of these measures has its strengths and weaknesses. The return on total equity is the traditional measure. However, in the Company’s case the total equity measure shows a low result because it does not reflect unrealized gains and losses on Freddie Mac common stock in net income. The return on realized equity excludes unrealized gains on Freddie Mac common stock from both net income and equity. The comprehensive return on equity reflects the overall increase or decrease in value as reflected by the stock price of Freddie Mac common stock, which management believes is an accurate long-term measure but exhibits high levels of volatility in short time periods.

The return on assets measures as shown below similarly reflect the effects of including or not including the significant unrealized gains and losses on the Freddie Mac common stock.

	Year Ended September 30,
	2002	2001
Return on average total assets	0.29%	0.52%

Return on realized assets	0.43	0.76
Comprehensive return on assets	(2.17)	4.98

Interest Income

Total interest and dividend income excluding Freddie Mac common stock was $33.7 million for the year ended September 30, 2002, a 24.27% decrease over interest and dividend income excluding Freddie Mac common stock of $44.5 million for the year ended September 30, 2001. Interest on loans decreased $4.5 million, or 21.03%, to $16.9 million from $21.4 million for the year ended September 30, 2001. The average balance of loans receivable decreased $27.6 million from $243.2 million for the year ended September 30, 2001 to $215.6 million for the year ended September 30, 2002. Interest on investment debt securities available for sale decreased $139,000 to $513,000 for the year ended September 30, 2002 from $652,000 for the year ended September 30, 2001. Dividend income on Freddie Mac common stock increased by $400,000 to $4.0 million for the year ended September 30, 2002 from $3.6 million for the year ended September 30, 2001 due to the increase in quarterly dividends of Freddie Mac common stock from $0.20 per share to $0.22 per share. Interest on mortgage-backed securities and collateralized mortgage obligations decreased by $5.6 million to $15.5 million for the year ended September 30, 2002 from $21.1 million for the year ended September 30, 2001. The decrease was due to lower yields as the yields on variable rate securities dropped with interest rates and prepayments accelerated in the lower interest rate environment and reinvestments were at lower rates. The yield on interest-earning assets excluding Freddie Mac common stock decreased 219 basis points. Total interest-earning assets excluding Freddie Mac common stock averaged $647.2 million for the year ended September 30, 2002, up from $601.5 million from the comparable 2001 period, a 7.61% increase. The average yield on loans, net, decreased 98 basis points to 7.84%, while the yield on mortgage-related securities decreased from 6.44% for the year ended September 30, 2001 to 3.86% for the year ended September 30, 2002 reflecting the declining interest rate environment during this time period.

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

Net Interest Income

Net interest income excluding the effects of Freddie Mac common stock decreased $950,000, or 7.04%, to $11.9 million for the year ended September 30, 2002 compared with $12.8 million for the year ended September 30, 2001. The net interest rate spread excluding effects of Freddie Mac common stock, which is the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, dropped by 38 basis points as the yield on interest-earning assets excluding Freddie Mac common stock decreased at a higher rate than the average cost of interest-bearing liabilities. The net interest margin, which is net interest income divided by average total interest-earning assets, decreased 30 basis points. Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, the dividend rate as compared to the market value of our Freddie Mac common stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 63%. Second, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans and our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. This lowers our net interest margin and net interest spread. However, our wholesale investment strategy has historically increased net interest income and increased our capital efficiency. Net interest income including Freddie Mac common stock dividends for the year ended September 30, 2002 decreased $500,000, or 3.05%, to $15.9 million compared with $16.4 million for the year ended September 30, 2001.

The net interest rate spread including Freddie Mac common stock increased 44 basis points to 0.10% for the year ended September 30, 2002 from negative 0.34% for the prior year.

Traditional bank measures such as net interest rate spread and net interest rate margin will improve as the market value of the Freddie Mac common stock becomes a smaller portion of our earning assets. The average balance of the Freddie Mac common stock was $302.1 million for the year ended September 30, 2002 as compared to $297.8 million for the year ended September 30, 2001. The net interest margin, which is net interest income including dividends on Freddie Mac common stock divided by average total interest-earning assets, decreased 16 basis points to 1.67% for the year ended September 30, 2002.

Provision for Loan Losses and Asset Quality

For the year ended September 30, 2002, we recorded a $250,000 provision for loan losses, compared to $500,000 for the year ended September 30, 2001. Gross charge-offs totaled $816,000 for the year ended September 30, 2002 as compared to the prior year total of $2.1 million. The lower provision in 2002 reflects:

(1)	lower levels of charge-offs - Net charge-offs for the year ended September 30, 2002 were $361,000 compared to net charge-offs of $1.6 million for the year ended September 30, 2001. During the year ended September 30, 2002, CharterBank experienced an increase in nonperforming loans with the weakened economic conditions; however, the majority of nonperforming loans are residential real estate loans where the risk of loss is lower. During fiscal 2001, CharterBank had heavier net charge-offs in its consumer portfolio ($987,000) with modest net recoveries ($41,000) on such loans in fiscal 2002.

(2)	a decline in the overall loan portfolio of $7.5 million - CharterBank’s reserve methodology requires reserves based on a percentage of the outstanding balance for each type of loan. The percentage is based on CharterBank’s estimate of losses inherent within that type of loan.

The allowance for loan losses as of September 30, 2002 was 2.33% of total loans compared with 2.30% at September 30, 2001. The allowance remained stable at approximately 2.3% of loans as potential losses on the loans acquired in the Citizens National acquisition decreased and weakened economic conditions resulted in increases in the level of nonaccrual real estate loans, specifically one-to-four family and thus increased reserves on these loans. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

The table below shows under-performing (loans 90 days or more delinquent that are still accruing interest) and non-performing assets:

	September 30, 2002	September 30, 2001
	(In thousands)
Underperforming loans	$133	$218

Total non-performing loans	3,013	2,312
Foreclosed real estate, net	670	434

Total non-performing assets	3,683	2,746

Non-performing loans to total loans	1.41%	1.01%
Non-performing assets to total assets	0.38%	0.31%

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

Salaries and employee benefits expense increased $1.2 million from $6.2 million for the year ended September 30, 2001 compared to $7.4 million for the same time period in 2002. The major factor in the increase of compensation expense was the addition of new personnel employed in the commercial real estate lending of CharterBank, the Auburn branch which opened in fiscal 2002, and compensation expense resulting from the ESOP and other stock based benefits that were adopted in fiscal 2002.

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

Commitments

The Company had commitments to fund loans at September 30, 2003 of approximately $39.2 million which is composed of unused consumer credit lines of approximately $8.7 million, unused commercial credit lines of approximately $6.1 million, unfunded construction loans of approximately $12.5 million, mortgage loans of approximately $1.5 million, and nonresidential and commercial loans of approximately $10.5 million. Thirty-year conforming one-to-four family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate mortgage loans	$1,506,375	$—	$—	$—	$—
Loan commitments to fund construction loans in process	12,454,021	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	9,983,250	—	—	—	—
Loan commitments to originate commercial loans	500,000	—	—	—	—
Available home equity and unadvanced lines of credit	14,774,052	—	—	—	—
Letters of credit	206,850	—	—	—	—
Lease agreements	90,628	52,350	42,000	42,000	35,000
Deposits	229,060,027	28,272,370	6,619,013	9,814,677	5,619,621
Securities sold under agreements to repurchase	121,341,220	—	—	—	—
FHLB advances	140,100,000	—	—	—	—
Commitments to purchase investment securities	4,996,094	—	—	—	—

Total commitments and contractual obligations	$535,012,517	$28,324,720	$6,661,013	$9,856,677	$5,654,621

After September 30, 2003, the Company made a commitment to acquire a minority interest in a de novo bank for $2.0 million. The branches will be in high volume grocery stores in major metropolitan areas. This bank will serve low income depositors and borrowers. The primary products will be transaction accounts that provide access through debit cards and small consumer loans.

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. The OTS requires that CharterBank maintain a sufficient amount of liquid assets to maintain its safe and sound operation. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets. At September 30, 2003 and 2002, our maximum borrowing capacity from the FHLB was approximately $306.5 million and $301.5 million, respectively. At September 30, 2003 and 2002, we had outstanding borrowings of $267.1 million and $274.0 million, respectively, with unused borrowing capacity of $39.4 million and $27.5 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets. We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At September 30, 2003, repurchase agreements totaled $121.3 million, a $15.7 million decrease from the amount outstanding at September 30, 2002 of $137.0 million. Wholesale deposits were $49.7 million at September 30, 2003 as compared to $37.7 million at September 30, 2002.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $709.3 million for the twelve months ended September 30, 2003. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

Our primary investing activities are the origination of commercial real estate, one- to four-family real estate, commercial and consumer loans, and the purchase of mortgage and investment securities.

During the year ended September 30, 2003, we originated approximately $329.3 million in total loans. Residential mortgage loans accounted for 60% of the originations, construction loans for 11% of the originations, commercial and commercial real estate loans for 23% of the originations, and consumer loans for 6% of the originations during the year ended September 30, 2003. Of the $196.5 million in residential loans originated, $121.3 million were sold to investors. During the year ended September 30, 2002, we originated loans of approximately $186.2 million, and during the comparable period of 2001, we originated loans of approximately $164.6 million. Residential mortgage loans accounted for 60.4% of total loan originations for fiscal 2002 as compared to 74.1% of total loans originated for fiscal 2001. Commercial real estate loans accounted for 28.3% of total originations for fiscal 2002 as compared to 15.3% of total originations for fiscal 2001.

Purchases of mortgage and investment securities totaled $672.2 million for the year ended September 30, 2003, $449.2 million for the year ended September 30, 2002, and $183.8 million for the year ended September 30, 2001. At September 30, 2003 and 2002, CharterBank had loan commitments to borrowers of approximately $39.2 million and $21.0 million, respectively, and available home equity and unadvanced lines of credit of approximately $14.8 million and $11.3 million, respectively.

The low interest rate environment, specifically low one-to-four family mortgage rates, has dramatically increased refinancing activity and accordingly cash flow on mortgage securities. The level of this increased cash flow in the future depends on the ongoing level of refinancing and, thus, is difficult to determine at this time although most projections indicate higher interest rates and significantly lower levels of refinancing, which would reduce this cash flow in 2004. We have reinvested a significant portion of this cash flow in securities. During the third quarter of 2003, the Company began retaining conforming 15-year one-to-four family loans, with approximately $24.8 million being retained as of September 30, 2003.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $279.4 million at September 30, 2003, as compared to $210.7 million at September 30, 2002. Total deposits increased by $68.7 million during the year ended September 30, 2003. Deposits increased as a result of the Eagle Bank acquisition and, to a lesser extent, core deposit growth. Time deposit accounts scheduled to mature within one year were $129.5 million and $110.7 million at September 30, 2003 and 2002, respectively. While CharterBank has experienced certificates of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds, provide deposit fees and provide cross-sell opportunities.

Capital expenses during fiscal 2003 included $1.9 million for purchasing land for future branch sites, and $8.6 million for our acquisition of EBA Bancshares and its subsidiary Eagle Bank. We anticipate that acquisition of branch sites, construction, expansion and renovation of retail facilities and possibly relocating support functions to one location during fiscal 2004 will be between $3.0 million and $7.0 million. Except for the above, we do not anticipate any other material capital expenditures during fiscal year 2004. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Capital and Capital Management

CharterBank has traditionally been a well-capitalized savings bank, due, among other factors, to our unrealized gains on Freddie Mac common stock. At September 30, 2003 and 2002, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $66.4 million and $73.6 million at September 30, 2003 and 2002, respectively. Tier 1 capital represented 13.80% and 16.34% of risk-weighted assets at September 30, 2003 and 2002, respectively. Tier 1 capital represented 8.78% and 10.16% of total regulatory assets at September 30, 2003 and 2002, respectively, which exceeds the well-capitalized requirements of 5.0%. At September 30, 2003 and 2002, respectively, we had a risk-based total capital of $131.0 million and $147.3 million and a risk-based capital ratio of 27.23% and 32.67%, which significantly exceeds the applicable well-capitalized requirements of 10%. CharterBank exceeded its various regulatory capital requirements by amounts ranging from $28.5 million to $92.5 million at September 30, 2003.

The Recognition and Retention Plan (restricted stock grants), which was adopted and approved by shareholders in fiscal 2002 and amended in fiscal 2003, has 283,177 restricted common shares authorized of which 133,240 shares were granted in July 2002. During fiscal 2003, the Company acquired an additional 282,177 common shares for the Recognition and Retention Plan Trust, which completes the acquisition of shares for this plan, and as of September 30, 2003 gives us 283,177 shares of treasury stock at a cost of $7.8 million. The stock option plan, which was adopted in fiscal 2002 and amended in fiscal 2003, has 707,943 shares authorized of which 152,000 have been granted as of September 30, 2003.

We paid a dividend of $.10 per share in December 2002 and March 2003, and $0.20 per share in June and September, 2003. We have declared a dividend of $.20 per share payable in January 2004. First Charter, MHC has waived its portion of these dividends. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

Recent Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company’s financial condition or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS No. 150 will have a significant effect on its consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and accompanying notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 61 to 65, for a discussion of Quantitative and Qualitative Disclosures About Market Risk. The interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2003 indicates a loss of market value of portfolio equity for a significant increase or decrease in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-48 following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference: “Election of Directors,” “Nominees and Continuing Directors,” “Executive Officers who are not Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The following table sets forth the aggregate information of our equity compensation plans in effect as of September 30, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	152,000	$29.26	705,880

Equity compensation plans not approved by security holders	—	—	—

Total	152,000	$29.26	705,880	(1)

(1)	Reflects 555,943 shares reserved for future grant under the Charter Financial Corporation 2001 Stock Option Plan. This also reflects 149,937 shares reserved for future awards under the RRP, which are held by the RRP Trust and treated as treasury stock for financial statement purposes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference: “Information about the Board of Directors and Management – Transactions with Certain Related Persons.”

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information included in the Proxy Statement is incorporated herein by reference: “Principal Accountant Fees and Services.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Listed below are all financial statements and exhibits filed as part of this report:

a.	Financial Statements, Schedules, and Exhibits

(1)	The consolidated balance sheets of Charter Financial Corporation and its subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2003, together with the related notes and independent auditors’ report of KPMG LLP.

(2)	Schedules omitted as they are not applicable.

(3)	See Exhibit Index.

b.	Exhibits and Reports on Form 8-K

Exhibit	Description
2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance*
2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc.****
3.1	Federal Stock Charter of Charter Financial Corporation*
3.2	Bylaws of Charter Financial Corporation*
4.1	Federal Stock Charter of Charter Financial Corporation (See Exhibit 3.1)*
4.2	Bylaws of Charter Financial Corporation (See Exhibit 3.2)*
4.3	Form of Stock Certificate of Charter Financial Corporation*
10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation*
10.2	Form of Benefit Restoration Plan of Charter Financial Corporation*
10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation*
10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank *
10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank *
10.6	CharterBank 401(k) Plan and Adoption Agreement **
10.7	Charter Financial Corporation 2001 Stock Option Plan***
10.8	Charter Financial Corporation 2001 Recognition and Retention Plan***
14.0	Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Section 1350 Certifications.

*	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.

**	Incorporated herein by reference to the Registration Statement No. 333-67402, on Form S-8, filed with the SEC on August 13, 2001, as amended.
***	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.
****	Incorporated herein by reference to the current report on Form 8-K dated September 11, 2002.

Reports on Form 8-K

The Company furnished a Form 8-K with the Securities and Exchange Commission dated July 1, 2003, pursuant to Item 9 to report and furnish a slide presentation given by Charter Financial Corporation.

The Company furnished a Form 8-K with the Securities and Exchange Commission dated July 28, 2003, pursuant to Item 12 to report the issuance of and furnish its press release describing third quarter earnings.

The Company furnished a Form 8-K with the Securities and Exchange Commission dated November 4, 2003, pursuant to Item 12 to report the issuance of and furnish its press release describing annual and fourth quarter earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2003.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ John W. Johnson, Jr.	Chairman of the Board	December 17, 2003
John W. Johnson, Jr.

/s/ Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	December 17, 2003
Robert L. Johnson

/s/ David Z. Cauble, III	Director	December 17, 2003
David Z. Cauble, III

/s/ Jane W. Darden	Director	December 17, 2003
Jane W. Darden

/s/ William B. Hudson	Director	December 17, 2003
William B. Hudson

/s/ Thomas M. Lane	Director	December 17, 2003
Thomas M. Lane

/s/ David L.Strobel	Director	December 17, 2003
David L. Strobel

/s/ Curtis R. Kollar	Chief Financial Officer, Vice President and Treasurer (principal accounting officer)	December 17, 2003
Curtis R. Kollar

Exhibit Index

Exhibit	Description	Method of Filing

2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance	*

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc.	****

3.1	Federal Stock Charter of Charter Financial Corporation	*

3.2	Bylaws of Charter Financial Corporation	*

4.1	Federal Stock Charter of Charter Financial Corporation	*

4.2	Bylaws of Charter Financial Corporation	*

4.3	Form of Stock Certificate of Charter Financial Corporation	*

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation	*

10.2	Form of Benefit Restoration Plan of Charter Financial Corporation	*

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation	*

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	*

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	*

10.6	CharterBank 401(k) Plan and Adoption Agreement	**

10.7	Charter Financial Corporation 2001 Stock Option Plan	***

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan	***

14.0	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

*	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.
**	Incorporated herein by reference to the Registration Statement No. 333-67402, on From S-8, filed with the SEC on August 13, 2001, as amended.
***	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.
****	Incorporated herein by reference to the current report on Forms 8-K dated September 11, 2002.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2003 and 2002

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors

Charter Financial Corporation:

We have audited the accompanying consolidated balance sheets of Charter Financial Corporation and subsidiaries (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

November 14, 2003

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2003 and 2002

	2003	2002
Assets

Cash and amounts due from depository institutions (note 20)	$9,926,321	7,990,832
Interest-bearing deposits in other financial institutions	1,994,168	2,127,305

Cash and cash equivalents	11,920,489	10,118,137

Loans held for sale, market value of $2,058,892 and $8,582,332 at September 30, 2003 and 2002, respectively	2,026,261	8,437,409
Freddie Mac common stock (note 5)	242,904,000	260,214,500
Mortgage-backed securities and collateralized mortgage obligations available for sale (notes 6 and 15)	394,432,288	455,940,470
Other investment securities available for sale (note 5)	21,628,603	12,058,565
Federal Home Loan Bank stock (notes 5 and 15)	13,610,000	14,365,000

Loans receivable	299,877,198	214,006,327
Unamortized loan origination fees, net	(544,202)	(173,319)
Allowance for loan losses	(6,779,576)	(5,179,048)

Loans receivable, net (notes 8 and 15)	292,553,420	208,653,960

Real estate owned (note 9)	683,577	669,618
Accrued interest and dividends receivable (note 10)	3,200,112	3,264,921
Premises and equipment, net (note 11)	9,382,894	6,243,345
Intangible assets, net of amortization (note 4)	6,168,074	—
Other assets (notes 12 and 13)	1,985,645	2,597,509

Total assets	$1,000,495,363	982,563,434

Liabilities and Stockholders’ Equity

Liabilities:
Deposits (note 14)	$279,385,708	210,746,322
Borrowings (note 15)	388,441,220	410,963,000
Advance payments by borrowers for taxes and insurance	1,191,597	1,356,720
Deferred income taxes (note 16)	88,196,330	96,040,343
Other liabilities	12,921,426	14,291,483

Total liabilities	770,136,281	733,397,868

Stockholders’ equity (notes 20 and 23):
Common stock, $0.01 par value; 19,822,405 shares issued in 2003 and 2002; 19,569,676 and 19,821,405 shares outstanding in 2003 and 2002, respectively	198,224	198,224
Additional paid-in capital	37,491,011	37,476,396
Treasury stock, at cost; 252,729 and 1,000 shares in 2003 and 2002, respectively	(7,836,234)	(29,930)
Unearned compensation – ESOP	(2,624,940)	(2,664,539)
Retained earnings	59,190,493	58,224,724
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	143,940,528	155,960,691

Total stockholders’ equity	230,359,082	249,165,566

Commitments and contingencies (notes 8, 18, and 21)

Total liabilities and stockholders’ equity	$1,000,495,363	982,563,434

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years ended September 30, 2003, 2002, and 2001

	2003	2002	2001
Interest and dividend income:
Loans receivable	$16,693,886	16,902,524	21,441,540
Mortgage-backed securities and collateralized mortgage obligations	11,883,281	15,473,241	21,150,446
Equity securities	5,218,004	4,771,563	4,483,643
Debt securities	441,848	513,168	651,936
Interest-bearing deposits in other financial institutions	98,411	79,211	343,910

Total interest and dividend income	34,335,430	37,739,707	48,071,475

Interest expense:
Deposits (note 14)	5,607,246	6,825,501	10,737,520
Borrowings (note 15)	13,198,597	15,019,296	20,908,272

Total interest expense	18,805,843	21,844,797	31,645,792

Net interest income	15,529,587	15,894,910	16,425,683

Provision for loan losses (note 8)	25,000	250,000	500,000

Net interest income after provision for loan losses	15,504,587	15,644,910	15,925,683

Noninterest income:
Gain on sale of loans and servicing released loan fees	2,775,256	1,859,961	1,580,257
Service charges on deposit accounts	1,396,106	858,618	681,464
Gain on sale of Freddie Mac common stock	773,368	—	—
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments (notes 5 and 6)	107,038	(816,223)	(1,023)
Loan servicing fees	154,975	306,072	411,040
Equity in loss of limited partnership (note 13)	(106,746)	(564,164)	(1,200,488)
Brokerage commissions	332,391	74,422	—
Other	300,702	221,141	181,344

Total noninterest income	5,733,090	1,939,827	1,652,594

Noninterest expenses:
Salaries and employee benefits (note 17)	10,574,311	7,412,111	6,244,988
Occupancy	2,243,370	1,926,594	1,578,354
Legal and professional	1,261,387	1,243,078	639,882
Marketing	855,826	805,423	448,408
Furniture and equipment	630,860	474,811	398,788
Postage, office supplies, and printing	571,189	535,901	417,965
Federal insurance premiums and other regulatory fees	210,651	213,096	222,249
Net cost of operations of real estate owned	151,036	135,014	144,245
Deposit premium amortization expense (note 4)	133,149	—	—
Other	1,432,061	1,454,131	1,321,323

Total noninterest expenses	18,063,840	14,200,159	11,416,202

Income before income taxes	3,173,837	3,384,578	6,162,075

Income tax expense (note 16)	82,543	484,443	1,405,973

Net income	$3,091,294	2,900,135	4,756,102

Basic and diluted net income per share	$0.16	0.15	—

Weighted average number of common shares outstanding	19,456,886	19,534,018	—

Weighted average number of common and common equivalent shares outstanding	19,460,824	19,534,018	—

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2003, 2002, and 2001

	Comprehensive income	Common stock		Additional paid-in capital	Treasury stock	Unearned compensation – ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
		Number of shares	Amount
Balance at September 30, 2000		—	$—	—	—	—	51,029,038	139,900,095	190,929,133
Comprehensive income:
Net income	$4,756,102	—	—	—	—	—	4,756,102	—	4,756,102
Other comprehensive income – unrealized gain on securities net of income taxes of $25,748,480 (note 24)	40,957,443	—	—	—	—	—	—	40,957,443	40,957,443

Total comprehensive income	$45,713,545

Capital contribution		—	—	—	—	—	273,147	—	273,147

Balance at September 30, 2001		—	—	—	—	—	56,058,287	180,857,538	236,915,825
Issuance of common stock		19,822,405	198,224	37,021,175	—	(3,171,580)	—	—	34,047,819
Comprehensive loss:
Net income	$2,900,135	—	—	—	—	—	2,900,135	—	2,900,135
Other comprehensive loss – unrealized loss on securities net of income taxes of $15,651,763 (note 24)	(24,896,847)	—	—	—	—	—	—	(24,896,847)	(24,896,847)

Total comprehensive loss	$(21,996,712)

Dividends paid, $0.20 per share (note 24)		—	—	—	—	—	(733,698)	—	(733,698)
Allocation of ESOP common stock		—	—	455,221	—	507,041	—	—	962,262
Purchase of common stock for treasury		—	—	—	(29,930)	—	—	—	(29,930)
Balance at September 30, 2002		19,822,405	198,224	37,476,396	(29,930)	(2,664,539)	58,224,724	155,960,691	249,165,566

Issuance of common stock									—
Comprehensive loss:
Net income	$3,091,294	—	—	—	—	—	3,091,294	—	3,091,294
Other comprehensive loss – unrealized loss on securities net of income taxes of $7,556,650 (note 24)	(12,020,163)	—	—	—	—	—	—	(12,020,163)	(12,020,163)

Total comprehensive loss	$(8,928,869)

Dividends paid, $0.60 per share (note 24)		—	—	—	—	—	(2,125,525)	—	(2,125,525)
Allocation of ESOP common stock		—	—	84,092	—	39,599	—	—	123,691
Issuance of common stock		—	—	(69,477)	909,842	—	—	—	840,365
Purchase of common stock for treasury		—	—	—	(8,716,146)	—	—	—	(8,716,146)

Balance at September 30, 2003		19,822,405	$198,224	37,491,011	(7,836,234)	(2,624,940)	59,190,493	143,940,528	230,359,082

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$3,091,294	2,900,135	4,756,102
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,000	250,000	500,000
Depreciation and amortization	1,010,138	706,179	736,700
Allocation of ESOP common stock	123,691	962,262	—
Deferred income tax expense (benefit)	251,059	(686,521)	(5,489,638)
Gain on sale of premises and equipment	(667)	—	—
Equity in loss of limited partnerships	106,746	564,164	1,200,488
Amortization (accretion) of premiums and discounts, net	3,152,840	729,532	(2,972,099)
Gain on sale of loans	(2,775,256)	(1,859,961)	(1,580,257)
Proceeds from sale of loans	111,715,049	80,753,296	65,366,632
Originations and purchases of loans held for sale	(102,528,645)	(77,593,422)	(64,253,762)
Gain on sale of Freddie Mac common stock	(773,368)	—	—
(Gain) loss on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(107,038)	816,223	1,023
Provision for loss on other real estate owned	56,486	13,000	—
Loss on sales of real estate owned	81,078	72,576	122,266
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	329,009	(89,102)	1,301,025
Decrease (increase) in other assets	88,224	251,239	(1,136,640)
(Decrease) increase in other liabilities	(686,525)	216,177	4,748,316

Net cash provided by operating activities	13,159,115	8,005,777	3,300,156

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	8,253,369	136,845,298	189,420,664
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	709,327,602	147,147,443	52,471,823
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(659,225,249)	(412,888,459)	(183,717,769)
Purchases of other investment securities available for sale	(12,997,462)	(36,337,911)	(48,174)
Proceeds from sale of other investment securities available for sale	—	22,162,639	15,564,771
Proceeds from sale of Freddie Mac common stock	804,555	—	—
Proceeds from maturities of other securities available for sale	4,300,000	2,000,000	—
Purchase of FHLB stock	(17,732,500)	(2,777,500)	—
Proceeds from redemption of FHLB stock	18,937,500	—	1,000,000
Net cash paid for EBA Bancshares, Inc.	(3,791,005)	—	—
Net (increase) decrease in loans receivable, exclusive of loan sales	(30,438,092)	5,586,826	27,618,347
Proceeds from sale of real estate owned	508,001	1,341,575	831,149
Purchases of premises and equipment, net of dispositions	(2,357,329)	(1,894,341)	(1,742,079)

Net cash provided by (used in) investing activities	15,589,390	(138,814,430)	101,398,732

(Continued)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from financing activities:
Issuance of common stock in stock offering	$—	34,047,819	—
Purchase of common stock for treasury	(8,716,146)	(29,930)	—
Offering proceeds in escrow	—	(19,978,915)	19,978,915
Dividends paid	(2,125,525)	(733,698)	—
Net increase (decrease) in deposits	6,582,421	10,391,355	(74,015,676)
Proceeds from Federal Home Loan Bank advances	814,050,000	220,450,000	434,935,014
Principal payments on advances from Federal Home Loan Bank	(820,950,000)	(158,200,000)	(457,935,014)
Proceeds from other borrowings	1,334,401,330	1,428,577,887	1,471,021,087
Principal payments on other borrowings	(1,350,023,110)	(1,389,288,887)	(1,490,815,587)
Net decrease in advance payments by borrowers for taxes and insurance	(165,123)	(437,565)	(204,492)
Capital contribution	—	—	273,147

Net cash (used in) provided by financing activities	(26,946,153)	124,798,066	(96,762,606)

Net increase (decrease) in cash and cash equivalents	1,802,352	(6,010,587)	7,936,282

Cash and cash equivalents at beginning of year	10,118,137	16,128,724	8,192,442

Cash and cash equivalents at end of year	$11,920,489	10,118,137	16,128,724

Supplemental disclosures of cash flow information:
Interest paid	$18,932,056	22,154,352	32,688,743
Income taxes paid	1,349,568	5,134,322	2,947,150

Investing activities:
Transfer of assets held for sale to premises and equipment	415,870	—	—
Financing activities:
Real estate acquired through foreclosure of the loans receivable	419,524	1,662,627	757,564
Issuance of common stock under stock benefit plans	840,365	—	—

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

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

The Company primarily provides mortgage loans and a full range of deposit products to individual customers through its main office in West Point, Georgia and seven full-service branch offices located in LaGrange, Georgia, Auburn, Alabama, and Valley, Alabama. In addition, the Company operates four loan production offices located in various Georgia and Alabama locations. The Company primarily competes with other financial institutions in its market area within west central Georgia and east central Alabama. The Company considers its primary lending market to be the states of Georgia and Alabama.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

(a)	Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and mortgage loan prepayment assumptions used to determine the amount of revenue recognition on mortgage-backed securities and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the determination of revenue recognition on mortgage-backed securities and collateralized mortgage obligations, management obtains independent estimates of mortgage loan prepayment assumptions, which are based partly on historical prepayments and current interest rates.

A substantial portion of the Company’s loans is secured by real estate located in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.

F-7	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

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

A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At September 30, 2003, the Company did not have any securities with other than temporary impairment.

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

Interest income is recognized using the simple interest method on the balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs, and deferred gains on the sale of the guaranteed portion of Small Business Administration (SBA) loans, is amortized over the lives of the underlying loans using the interest method over the estimated life of the loans.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Large pools of smaller balance homogeneous loans, such as consumer and installment loans are collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery of principal is in doubt.

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

September 30, 2003 and 2002

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

Statement of Financial Accounting Standards (SFAS) No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

September 30, 2003 and 2002

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

At September 30, 2003, the Company was covered under a $5,000,000 banker’s blanket bond policy and a $2,000,000 errors and omissions policy. The Company is also covered with a $10,000,000 umbrella policy.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142

F-11	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption.

Goodwill and other intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. The deposit premium is being amortized using the double-declining balance method over 13 years.

In accordance with the provisions of SFAS No. 142, the Company will test its goodwill for impairment annually. If indicators of impairment were present in amortizable intangible assets and undiscounted future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

(n)	Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Company adopted the provisions of SFAS No. 148 effective October 1, 2002.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

F-12	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method included in SFAS No. 123, the Company’s net income and income per share for 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net income	$3,091,294	2,900,135
Deduct:
Total stock-based compensation expense determined under fair value based method, net of related tax effect	148,596	7,735

Pro forma net income	$2,942,698	2,892,400

Net income per common share – basic:
As reported	0.16	0.15
Pro forma	0.15	0.15
Net income per common share – diluted:
As reported	0.16	0.15
Pro forma	0.15	0.15

No stock options were granted during the years ended September 30, 2003 and 2001.

(o)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

(p)	Accounting Pronouncements

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147’s transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the affected institutions initially applied SFAS No. 142 in its entirety, if such goodwill resulted from a business combination. The Company had no goodwill at the time of adoption of SFAS No. 142.

F-13	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. The adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a significant effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS No. 150 will have a significant effect on its consolidated financial statements.

(2)	Reorganization

On October 16, 2001, CharterBank completed a reorganization into a two-level holding company structure with a sale of 20% of the stock of the mid-tier holding company – Charter Financial Corporation. CharterBank converted its charter into a mutual holding company charter and changed its name to First Charter, MHC which then contributed all its assets except $100,000 cash and 400,000 shares of Freddie Mac common stock to a newly formed mid-tier holding company, Charter Financial Corporation, in exchange for 80% of the stock in Charter Financial Corporation. Charter Financial Corporation sold 20% of its stock in a minority stock offering for net proceeds of $37,219,399, including proceeds for 317,158 shares purchased by Charter Financial Corporation for its Employee Stock Ownership Plan (ESOP). Charter Financial Corporation then contributed 2,555,000 shares of Freddie Mac common stock, 50% of the net proceeds of the offering and the banking assets and liabilities to its newly formed, wholly owned thrift subsidiary, CharterBank. Charter Financial Corporation also contributed 400,000 shares of Freddie Mac common stock to its wholly owned insurance subsidiary, Charter Insurance

F-14	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Company. Charter Financial Corporation retained the stock of Charter Insurance Company, 1,700,000 shares of Freddie Mac common stock, and 50% of the net proceeds of the stock offering. Management believes that CharterBank has continued its classification as “well capitalized” under the regulatory framework for prompt corrective action, following this reorganization.

The consolidated financial statements of Charter Financial Corporation and subsidiaries for the year ended September 30, 2001 reflect the assets and liabilities transferred to the Company in the reorganization. Specifically, historical financial information is that of the predecessor entity, CharterBank and subsidiary, adjusted to retroactively reflect the transfer of the 400,000 shares of Freddie Mac common stock and the $100,000 in cash to First Charter, MHC. Operating data has also been retroactively adjusted for such effects; furthermore, for the year ended September 30, 2001, the Company has reflected the retention of the net capital resulting from the dividend income on such 400,000 shares of Freddie Mac common stock, net of income taxes, as contributed capital in its equity.

(3)	Business Combinations

Effective February 21, 2003, the Company acquired all of the issued and outstanding shares of EBA Bancshares, Inc. (EBA), Opelika, Alabama, and its wholly owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8,600,000 in cash. The acquisition has been accounted for using the purchase method of accounting and, hence, the results of operations of EBA have been included in the consolidated financial statements beginning on the aforementioned effective date. The assets and liabilities of EBA, including purchase accounting adjustments, as of the date of the acquisition, were as follows:

Loans, net	$53,846,691
Other earning assets	8,050,055
Other assets	2,659,402
Goodwill and other intangibles	6,301,223

70,857,371

Deposits	62,056,965
Other liabilities	156,833

Purchase price, including acquisition costs	$8,643,573

F-15	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The following summarizes the unaudited pro forma consolidated results of operations assuming EBA was acquired in a purchase accounting transaction on October 1, 2001.

	Year ended September 30
	2003	2002
Interest income	$35,706,000	42,483,000
Interest expense	19,783,000	24,621,000

Net interest income before provision for loan losses	15,923,000	17,862,000
Provision for loan losses	1,483,000	554,000

Net interest income after provision for loan losses	14,440,000	17,308,000
Noninterest income	5,886,000	2,272,000
Noninterest expense	19,770,000	16,347,000

Income before income taxes	556,000	3,233,000
Income tax expense	(145,000)	422,000

Net income	$701,000	2,811,000

Basic and diluted net income per share	$0.04	0.14

(4)	Goodwill and Other Intangible Assets

In conjunction with the acquisition of EBA, the Company acquired the following goodwill and other intangible assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

Goodwill and other intangible assets include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized using the double-declining balance method over 13 years. The Company recorded amortization expense related to the deposit premium of $133,149 for the year ended September 30, 2003.

At September 30, 2003, other intangible assets is summarized as follows:

Deposit premium	$1,975,941
Less accumulated amortization	133,149

$1,842,792

F-16	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Amortization expense for the next five years is as follows:

2004	$213,955
2005	188,627
2006	166,675
2007	147,684
2008	136,864

$853,805

(5)	Investment Securities

Investment securities available for sale are summarized as follows:

	September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Freddie Mac common stock	$6,285,345	236,618,655	—	242,904,000

Other:
U.S. Government agencies	$12,981,472	57,457	146,794	12,892,135
Corporate debt	8,632,364	106,057	1,953	8,736,468

	$21,613,836	163,514	148,747	21,628,603

	September 30, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Freddie Mac common stock	$6,316,533	253,897,967	—	260,214,500

Corporate debt	$12,175,282	57,998	174,715	12,058,565

F-17	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The amortized cost and estimated fair value of investment debt securities available for sale as of September 30, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
One year or less	$7,505,595	7,507,712
After one year through five years	8,885,078	8,942,535
After five years through ten years	4,096,394	3,949,600
After ten years	1,126,769	1,228,756

	$21,613,836	21,628,603

The Company’s investment in Federal Home Loan Bank stock was $13,610,000 and $14,365,000 at September 30, 2003 and 2002, respectively. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment in Federal Home Loan Bank stock is carried at cost because it is considered a restricted stock investment. The investment in Federal Home Loan Bank stock was not considered impaired at September 30, 2003 and 2002.

Proceeds from sales of investment securities and Freddie Mac common stock during 2003, 2002, and 2001 were $804,555, $22,162,639, and $15,564,771, respectively. Gross gains of $773,368 and $129,068 were realized on those sales for 2003 and 2002, respectively, and gross realized losses on sales of investment securities for 2002 and 2001 were $1,565,121 and $42,229, respectively.

Investment securities with an aggregate carrying amount of $19,891,948 and $6,998,404 at September 30, 2003 and 2002, respectively, were pledged to collateralize Federal Home Loan Bank advances and securities sold under agreements to repurchase.

F-18	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(6)	Mortgage-Backed Securities and Collateralized Mortgage Obligations

Mortgage-backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$89,364,541	1,223,688	180,269	90,407,960
GNMA certificates	14,531,391	387,325	—	14,918,716
FHLMC certificates	13,378,196	2,125	113,799	13,266,522
Collateralized mortgage obligations:
FNMA	136,101,123	142,161	2,723,134	133,520,150
FHLMC	86,818,483	121,579	872,118	86,067,944
Other	56,441,159	159,496	349,659	56,250,996

	$396,634,893	2,036,374	4,238,979	394,432,288

	September 30, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$31,102,710	516,716	29,492	31,589,934
GNMA certificates	24,189,302	524,533	—	24,713,835
FHLMC certificates	6,743,633	96	11,452	6,732,277
Collateralized mortgage obligations:
FNMA	126,787,882	266,761	701,584	126,353,059
GNMA	2,139,366	—	5,712	2,133,654
FHLMC	239,569,568	616,885	1,007,445	239,179,008
Other	25,181,629	172,150	115,076	25,238,703

	$455,714,090	2,097,141	1,870,761	455,940,470

Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations during 2003, 2002, and 2001 were $8,253,369, $136,845,298, and $189,420,664, respectively. Gross gains of $107,038, $785,965, and $704,315 and gross losses of $0, $166,135, and $663,109 were realized on those sales for 2003, 2002, and 2001, respectively.

F-19	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Mortgage-backed securities and collateralized mortgage obligations with an aggregate carrying amount of $335,955,405 and $350,844,438 at September 30, 2003 and 2002, respectively, were pledged to secure Federal Home Loan Bank advances and to collateralize securities sold under agreements to repurchase.

The following table shows additional information related to the collateralized mortgage obligations held by the Company:

	September 30, 2003
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$103,123,995	1.71 years	3.28%	$(3,179,137)
Variable rate	172,715,095	6.52 years	2.18	(342,538)

Total	$275,839,090	5.43 years	2.59%	$(3,521,675)

	September 30, 2002
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$114,842,635	1.55 years	6.06%	$892,527
Variable rate	278,061,789	0.84 years	2.85	(1,666,548)

Total	$392,904,424	1.05 years	3.79%	$(774,021)

The weighted average lives and yields in the above table are based on the average life utilizing the previous three months of prepayment speeds from September 30, 2003 and 2002, respectively. Different prepayment assumptions may result in different average lives and thus different yields.

(7)	Derivative Instruments

During 2003, the Company initiated a covered call program on its Freddie Mac common stock. The Company sold a total of 326,500 options during 2003 of which 165,000 options expired or were bought back by the Company, and of which 15,000 were exercised by the holder. At no time during 2003 did the Company have more than 250,000 options outstanding.

The options are derivative instruments as defined by SFAS No. 133 and as such are recorded at fair value. The Company does not account for the options as hedges and as a result the change in fair value is recorded in the income statement. At September 30, 2003, 146,500 options were outstanding with a fair value of $87,935.

F-20	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(8)	Loans Receivable

Loans receivable are summarized as follows:

	September 30
	2003	2002
1-4 family residential real estate mortgage	$133,305,460	100,471,989
Commercial real estate	111,188,786	68,015,594
Commercial	21,633,914	16,586,857
Real estate construction	26,530,498	17,497,332
Consumer and other	19,672,561	19,969,916
Undisbursed proceeds of loans in process	(12,454,021)	(8,535,361)

Loans receivable, net of undisbursed proceeds of loans in process	299,877,198	214,006,327
Less:
Unamortized loan origination fees, net	544,202	173,319
Allowance for loan losses	6,779,576	5,179,048

	$292,553,420	208,653,960

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $50,477,309, $95,879,380, and $132,506,482 at September 30, 2003, 2002, and 2001, respectively.

Loans to certain executive officers, directors, and their associates totaled $418,666 and $662,003 at September 30, 2003 and 2002, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during 2003 with respect to such aggregate loans to these individuals and their associates and affiliated companies:

Balance at September 30, 2002	$662,003

New loans	244,288
Repayments	(487,625)

Balance at September 30, 2003	$418,666

F-21	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

At September 30, 2003 and 2002, the Company had $5,123,917 and $3,012,869, respectively, of nonaccrual loans. The following is a summary of interest income relating to nonaccrual loans for the years ended September 30, 2003, 2002, and 2001.

	2003	2002	2001
Interest income at contractual rate	$468,007	262,125	246,086
Interest income actually recorded	(331,571)	(213,210)	(141,609)

Reduction of interest income	$136,436	48,915	104,477

The following is a summary of transactions in the allowance for loan losses:

	2003	2002	2001
Balance at beginning of year	$5,179,048	5,289,778	6,346,001
Allowance acquired in business combination	2,177,369	—	—
Loans charged off	(1,044,152)	(816,074)	(2,096,532)
Recoveries on loans previously charged off	442,311	455,344	540,309
Provision for loan losses charged to operations	25,000	250,000	500,000

Balance at end of year	$6,779,576	5,179,048	5,289,778

At September 30, 2003 and 2002, pursuant to the definition within SFAS No. 114, the Company had impaired loans of approximately $2,220,000 and $2,113,000. There were no specific allowances attributable to impaired loans at September 30, 2003 and 2002.

The average recorded investment in impaired loans for the years ended September 30, 2003, 2002, and 2001 was approximately $2,167,000, $1,405,000, and $948,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2003, 2002, and 2001, was not significant.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2003 and 2002 is as follows:

	2003	2002
Financial instruments whose contract amounts represent credit risk – commitments:
Mortgage loans	$11,989,625	1,099,686
Open-end consumer loans	8,686,462	7,065,485
Open-end commercial loans	6,087,590	4,186,697
Construction loans	12,454,021	8,535,361

Total commitments	$39,217,698	20,887,229

The Company was also committed to sell loans of approximately $88,500 and $1,051,000 at September 30, 2003 and 2002, respectively.

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

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2003 and 2002:

	Amount	Range of rates
September 30, 2003	$10,630,150	5.25-7.00%
September 30, 2002	1,099,686	6.00-8.50%

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2003 and 2002, adjustable rate mortgage loans with interest rate caps and floors amounted to $55,819,000 and $64,453,000, respectively.

F-23	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(9)	Real Estate Owned

At September 30, 2003 and 2002, real estate owned is summarized as follows:

	2003	2002
Real estate acquired through foreclosure	$683,577	669,618

(10)	Accrued Interest and Dividends Receivable

At September 30, 2003 and 2002, accrued interest and dividends receivable are summarized as follows:

	2003	2002
Loans	$1,405,339	1,133,001
Mortgage-backed securities and collateralized mortgage obligations	1,405,408	1,794,868
Investment securities	280,125	149,119
Other	109,240	187,933

	$3,200,112	3,264,921

(11)	Premises and Equipment

Premises and equipment at September 30, 2003 and 2002 is summarized as follows:

	2003	2002
Land	$3,601,947	1,873,710
Buildings and improvements	6,890,774	5,193,843
Furniture, fixtures, and equipment	3,910,989	3,622,172
Construction in progress	335,400	14,400

	14,739,110	10,704,125
Less accumulated depreciation	5,356,216	4,460,780

	$9,382,894	6,243,345

F-24	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(12)	Mortgage Servicing Rights

Activity in mortgage servicing rights (which are included in other assets) for the years ended September 30, 2003, 2002, and 2001 consists of the following:

	2003	2002	2001
Balance at beginning of year	$591,900	815,984	1,097,284
Capitalized during the year	—	5,795	4,554
Amortization expense	(328,678)	(229,879)	(285,854)

Balance at end of year	$263,222	591,900	815,984

There was no valuation allowance at September 30, 2003 and 2002.

(13)	Investment in Limited Partnership

During 1997, the Company purchased an interest in a limited partnership, which was formed to acquire mortgage servicing rights, for $5,000,000. The Company is allocated approximately 21% of the respective earnings or losses of this partnership. As discussed in note 1, the Company uses the equity method of accounting for its investment in this limited partnership. Accordingly, the Company recognized equity in the net loss of the limited partnership of $106,746 during 2003, $564,164 during 2002, and $1,200,488 during 2001. An independent valuation of the mortgage servicing rights of the limited partnership is performed quarterly. At September 30, 2003, the Company’s carrying value in this investment is zero.

F-25	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Financial information (unaudited), including the balance sheets as of September 30, 2003 and 2002 and the income statements for the years ended September 30, 2003, 2002, and 2001 for the partnership, is as follows:

	2003	2002
Cash	$466,646	97,392
Accounts receivable	1,278,471	426,800
Mortgage servicing rights, net	604,385	6,475,004
Other assets, primarily current	720,498	38,737

	$3,070,000	7,037,933

Long-term debt	$3,070,000	4,930,000
Other liabilities	—	1,590,251
Partners’ capital:
CharterBank	—	106,746
Other partners	—	410,936

	$3,070,000	7,037,933

	Years ended September 30
	2003	2002	2001
Revenues	$597,566	2,097,144	3,486,090
Expenses	1,115,122	4,832,485	9,306,638

Net loss	$(517,556)	(2,735,341)	(5,820,548)

CharterBank’s equity in net loss	$(106,746)	(564,164)	(1,200,488)

F-26	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(14)	Deposits

At September 30, 2003 and 2002, deposits are summarized as follows:

	2003			2002
	Amount	Range of interest rates	Weighted Average interest rate	Amount	Range of interest rates	Weighted average interest rate
Demand, NOW, and money market accounts	$84,126,615	0.00-1.64%	0.58%	$60,347,303	0.00-2.31%	1.08%
Savings deposits	15,419,473	0.00-4.50	0.30	9,132,228	0.75	0.75
Time deposits by original term:
Time deposits over $100,000	46,220,957	0.96-8.00	3.04	26,558,187	1.66-8.25	4.15
Other time deposits:
12 months or less	96,191,722	0.84-7.50	2.32	92,362,319	1.41-8.00	3.13
13-36 months	27,809,364	1.05-8.00	3.80	16,010,689	1.65-7.11	4.35
37 months or more	9,617,577	1.20-5.54	4.29	6,335,596	2.96-6.40	4.81

Total deposits	279,385,708		1.95%	210,746,322		2.61%

Accrued interest payable	502,606			492,611

	$279,888,314			$211,238,933

During 2003 and 2002, the Company actively pursued out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the credit union deposits was $42,180,547 and $37,668,253 and of the broker deposits was $7,556,601 and $0 at September 30, 2003 and 2002, respectively.

At September 30, 2003, scheduled maturities of time deposits are as follows:

Year ending September 30
2004	$129,513,939
2005	28,272,370
2006	6,619,013
2007	9,814,677
2008	5,619,621

$179,839,620

F-27	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Interest expense on deposits for the years ended September 30, 2003, 2002, and 2001 is summarized as follows:

	2003	2002	2001
Demand, NOW, and money market accounts	$611,164	524,784	814,627
Savings deposits	63,176	79,700	160,912
Time deposits	4,932,906	6,221,017	9,761,981

	$5,607,246	6,825,501	10,737,520

Deposits of certain officers, directors, and their associates totaled $621,331 and $791,745 at September 30, 2003 and 2002, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other persons.

(15)	Borrowings

At September 30, 2003 and 2002, borrowings are summarized as follows:

	2003	2002
Federal Home Loan Bank advances	$267,100,000	274,000,000
Securities sold under agreements to repurchase	121,341,220	136,963,000

	$388,441,220	410,963,000

Federal Home Loan Bank advances at September 30, 2003 and 2002 are summarized by year of maturity in the table below:

	2003			2002
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$140,100,000	1.30-5.34%	2.40%	$93,250,000	1.87-6.49%	2.77%
One to two years	—	—	—	53,750,000	4.53-5.34	4.73
Two to three years	—	—	—	—	—	—
Thereafter	127,000,000	5.40-6.22	5.75	127,000,000	5.40-6.22	5.75

	$267,100,000		3.99%	$274,000,000		4.53%

At September 30, 2003, the Company has pledged, under a specific collateral lien with the Federal Home Loan Bank (FHLB), all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $104,022,625 and certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair value of $205,659,852.

The Company has $111,350,000 in adjustable rate advances and $155,750,000 in fixed rate advances from the FHLB at September 30, 2003. As of September 30, 2003, the Company’s fixed rate FHLB advances include $125,750,000 of advances that are callable by the FHLB under certain circumstances. As of September 30, 2003, the Company’s adjustable rate advances include $25,000,000 of advances which have periodic floors.

F-28	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

At September 30, 2003, the Company had available line of credit commitments with the FHLB totaling $306,458,110 of which $267,100,000 was advanced and $39,358,110 was available at September 30, 2003.

The securities sold under agreements to repurchase at September 30, 2003 are secured by certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair value of $150,187,501. All securities sold under the agreements to repurchase are under the Company’s control. The repurchase agreements at September 30, 2003 and 2002 have maturities of less than 45 days, and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian. The aggregate carrying amount of such securities sold under the agreements to repurchase exceeded the amount of repurchase liabilities by approximately $28,846,281 at September 30, 2003.

The following summarizes pertinent data related to securities sold under the agreements to repurchase for the years ended September 30, 2003, 2002, and 2001:

	2003	2002	2001
Weighted average borrowing rate at year-end	1.26%	2.06%	3.25%
Weighted average borrowing rate during the year	1.58	2.21	5.62
Average daily balance during year	$108,497,899	107,076,110	117,600,366
Maximum month-end balance during the year	133,608,000	158,727,000	157,962,635

Interest expense on borrowings for the years ended September 30, 2003, 2002, and 2001 is summarized as follows:

	2003	2002	2001
Securities sold under agreements to repurchase	$1,718,641	2,369,757	6,603,468
Federal Home Loan Bank advances	11,479,956	12,649,539	14,304,804

	$13,198,597	15,019,296	20,908,272

F-29	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(16)	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2003, 2002, and 2001 consists of:

	2003	2002	2001
Federal:
Current	$6,175	940,638	6,061,491
Deferred	64,747	(613,127)	(4,847,991)

Total Federal tax expense	70,922	327,511	1,213,500

State:
Current	(174,691)	230,326	834,120
Deferred	186,312	(73,394)	(641,647)

Total state tax expense	11,621	156,932	192,473

	$82,543	484,443	1,405,973

The difference between the actual total provision for Federal and state income taxes and Federal income taxes computed at the statutory rate of 34% for the years ended September 30, 2003 and 2002 and 35% for the year ended September 30, 2001 is summarized as follows:

	2003	2002	2001
Computed “expected” tax expense	$1,079,105	1,150,757	2,156,726
Increase (decrease) in tax expense resulting from:
Dividends received deduction	(1,012,874)	(799,570)	(879,263)
State income taxes, net of Federal tax effect	7,670	103,575	125,107
Tax-exempt income of subsidiary	(109,103)	(108,783)	—
Change in the deferred tax asset valuation allowance	(69,190)	69,190	(85,278)
Market value appreciation of ESOP shares	117,091	154,776	—
Other, net	69,844	(85,502)	88,681

	$82,543	484,443	1,405,973

The effective tax rate for the years ended September 30, 2003, 2002, and 2001 was 2.60%, 14.31%, and 22.82%, respectively.

F-30	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$1,605,909	968,886
Interest on nonaccrual loans	101,785	—
Deferred compensation	684,968	294,590
Depreciation	—	155,369
Investment in limited partnership	393,208	877,670
Real estate acquired through foreclosure	170,235	162,197
Net operating loss carryforward	306,755	—
Alternative minimum tax credit carryforward	501,819	—
Other	96,553	293,921

Total gross deferred tax assets	3,861,232	2,752,633

Less valuation allowance	—	69,190

Net deferred tax assets	3,861,232	2,683,443

Deferred tax liabilities:
Deferred loan costs, net	434,891	361,116
Depreciation	128,458	—
Mortgage servicing rights	99,050	226,376
Investment securities market adjustment for tax reporting	816,881	35,968
Net unrealized holding gains on securities available for sale	90,490,299	98,046,949
Federal Home Loan Bank stock dividends	11,198	42,419
Other	76,785	10,958

Total gross deferred tax liabilities	92,057,562	98,723,786

Net deferred tax liabilities	$88,196,330	96,040,343

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2003.

F-31	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(17)	Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (Plan) which covers substantially all of its employees. Prior to January 1, 2002, the Company matched up to 50% of employee contributions to the Plan, up to 8% of employee compensation, and made additional discretionary contributions. Effective January 1, 2002, the Company terminated its match of employee contributions to the Plan. The Company made contributions to the Plan of $45,859 and $228,531 in 2002 and 2001, respectively.

During 1996, the Company implemented a short-term incentive plan which covers substantially all employees. The Company also implemented a long-term incentive plan which covers key employees. For the years ended September 30, 2003, 2002, and 2001, the Company expensed $1,024,324, $361,066, and $1,023,783, respectively, related to the incentive plans.

During 2002, the Company adopted the 2001 Stock Option Plan (the 2001 Plan) which allows for stock option awards for up to 396,448 shares of the Company’s common stock to eligible directors and key employees of the Company. During 2003, the Company amended the 2001 Plan to allow for stock option awards for up to 707,943 shares. Under the provisions of the 2001 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period or upon death, disability, or qualified retirement. All options must be exercised within a ten-year period. The Company may grant either incentive stock options which qualify for special Federal income tax treatment or nonqualified stock options which do not receive such tax treatment.

The following table summarizes activity in the 2001 Plan by shares under option and weighted average exercise price per share:

	Shares	Exercise price/share
Options outstanding – September 30, 2001	—	$—
Granted in 2002	152,000	29.26

Options outstanding – September 30, 2002	152,000	29.26
Granted in 2003	—	—

Options outstanding – September 30, 2003	152,000	$29.26

Options exercisable at end of year – September 30, 2002	—	$—
Options exercisable at end of year – September 30, 2003	35,200	29.26

F-32	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The following table summarizes information about the 2001 Plan at September 30, 2003:

Number outstanding at September 30, 2003	Weighted average remaining contractual life in years	Exercise price per share	Weighted average exercise price per share
152,000	9	$29.26	$29.26

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values for the year ended September 30, 2002 as follows:

Risk-free interest rate	3.76%
Dividend yield	3.00%
Expected life at date of grant	7 years
Volatility	29.00%
Weighted average grant-date fair value	$7.52

No options were granted during the year ended September 30, 2003.

During 2002, the Company implemented a benefit restoration plan (Benefit Plan) which covers the chief executive officer of the Company and any employees of the Company who are designated as eligible to participate in the Benefit Plan by resolution of the board of directors of the Company. The Benefit Plan restores the benefits in tax-qualified plans that are limited by the Internal Revenue Code. Also, in the case of a participant who retires before the repayment in full of a loan to the Employee Stock Ownership Plan, the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The participant in the Benefit Plan is entitled to contributions to the Benefit Plan upon termination of service, attainment of age 55, retirement or death. The Company expensed $62,949 and $137,894 related to the Benefit Plan during the years ended September 30, 2003 and 2002, respectively.

During 2002, the Company implemented the 2001 Recognition and Retention Plan (Retention Plan). In connection with the Retention Plan, a committee of the board of directors has been authorized to grant up to 158,579 restricted stock awards to certain employees and directors of the Company. During 2003, the Company amended the Retention Plan to allow for restricted stock awards for up to 283,177 awards. The Company has established a grantor trust to purchase these common shares of the Company on the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued common shares from the Company and is not authorized to purchase more than 283,177 shares of common stock of the Company.

In July 2002, the Company granted as restricted stock awards 133,240 shares of the 158,579 shares reserved for the plan to eligible employees and directors of the Company, as defined by the Retention Plan. Such common shares had a fair value of $27.60 per share at date of grant which aggregated $3,678,445 in fair value. Vesting in the shares of the Retention Plan is 20% per year for each year of service with full

F-33	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

vesting after five years of service or upon death, disability, or qualified retirement. The Company expensed $1,637,177 and $433,283 related to the Retention Plan during the years ended September 30, 2003 and 2002, respectively, and will continue to record compensation over the five-year vesting period. As of September 30, 2003 and 2002, the grantor trust has purchased 283,177 shares and 1,000 shares, respectively, of the Company’s common stock which are disclosed as treasury shares in the consolidated balance sheet until such shares are vested in the Retention Plan.

During 2002, the Company implemented the Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. During the stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $675,701 and $1,021,461 related to the ESOP during the years ended September 30, 2003 and 2002, respectively. The Company committed to be allocated 17,000 shares and 33,704 shares to participants in the plan during the years ended September 30, 2003 and 2002, respectively. At September 30, 2003, there were 10,913 shares in suspense in the ESOP, representing shares which were not allocated to participants resulting from additional principal payments made by the Company over the principal amount determined under the principal and interest allocation method.

(18)	Commitments and Contingent Liabilities

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operations.

(19)	Fair Value of Financial Instruments

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The following table presents the fair value at September 30, 2003 and 2002:

	2003	2002
Freddie Mac common stock	$242,904,000	260,214,500
U.S. Government agencies	12,892,135	—
Corporate debt	8,736,468	12,058,565
Mortgage-backed securities and collateralized mortgage obligations	394,432,288	455,940,470
Federal Home Loan Bank stock	13,610,000	14,365,000

	$672,574,891	742,578,535

(c)	Loans Receivable

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The following table presents information for loans at September 30, 2003 and 2002:

	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
1-4 family residential real estate	$133,305,460	134,808,908	100,471,989	103,580,992
Commercial real estate	111,188,786	113,267,706	68,015,594	70,576,930
Commercial	21,633,914	21,700,390	16,586,857	16,364,679
Real estate construction	14,076,477	14,101,548	8,961,971	8,931,323
Consumer and other	19,672,561	19,823,050	19,969,916	20,160,624
Unamortized loan origination fees, net	(544,202)	(544,202)	(173,319)	(173,319)
Allowance for loan losses	(6,779,576)	(6,779,576)	(5,179,048)	(5,179,048)

	$292,553,420	296,377,824	208,653,960	214,262,181

Loans held for sale	$2,026,261	2,058,892	8,437,409	8,582,332

(d)	Mortgage Servicing Rights

The fair value of mortgage servicing rights approximates its carrying value due to the Company’s evaluation of the underlying loan portfolio and subsequent adjustment for loan prepayments and other market conditions.

(e)	Deposits

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of September 30, 2003 and 2002. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information for deposits at September 30, 2003 and 2002:

	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Demand, NOW, and money market accounts	$84,126,615	84,126,615	60,347,303	60,347,303
Savings deposits	15,419,473	15,419,473	9,132,228	9,132,228
Time deposits	179,839,620	182,985,178	141,266,791	143,588,754

	$279,385,708	282,531,266	210,746,322	213,068,285

F-36	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(f)	Borrowings

The fair value of the Company’s borrowings is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The following presents information for borrowings at September 30, 2003 and 2002:

	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Federal Home Loan Bank advances	$267,100,000	284,688,977	274,000,000	289,792,951
Securities sold under agreements to repurchase	121,341,220	121,341,220	136,963,000	136,963,000

	$388,441,220	406,030,197	410,963,000	426,755,951

(g)	Accrued Interest and Dividends Receivable and Payable

The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

(h)	Commitments

The fair value of commitments to extend credit to fund home equity, real estate construction, and real estate mortgage loans is immaterial because the underlying interest rates on such commitments approximate market rates.

(i)	Derivatives

The fair value of the outstanding covered call options is determined by the Company based on the current market price of the option.

(j)	Limitations

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

September 30, 2003 and 2002

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

(20)	Regulatory Matters

The Company is required to maintain non-interest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2003 and 2002 to satisfy the regulatory requirement were $1,942,400 and $826,950, respectively.

Under Office of Thrift Supervision regulations, the Company is required to measure its interest rate risk and maintain the interest rate risk within limits the Company establishes. Based on its asset/liability structure at September 30, 2003, the Company’s earnings may be negatively impacted if interest rates increase.

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

September 30, 2003 and 2002

To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less.

As of September 30, 2003, the most recent notification from the OTS categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2003 which would affect CharterBank’s well-capitalized classification.

F-39	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The table of compliance with minimum capital requirements for CharterBank is presented below at September 30, 2003 and 2002 (in thousands):

	2003
	Tangible capital	Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity	$151,127	151,127	151,127	151,127
General valuation allowances	—	—	—	6,016
Allowable unrealized gains	—	—	—	58,592
Goodwill and other intangible assets	(6,168)	(6,168)	(6,168)	(6,168)
Accumulated other comprehensive income	(78,602)	(78,602)	(78,602)	(78,602)

Regulatory capital	$66,357	66,357	66,357	130,965

Total assets	$889,640	889,640	889,640	889,640
Regulatory total assets	755,456	755,456
Risk-weighted assets			480,902	480,902
Capital ratio	8.78%	8.78%	13.80%	27.23%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than	1.50%	3.00%	N/A	8.00%
Capital exceeding requirement	$55,025	43,693	N/A	92,493
Adequately capitalized or minimum FDICIA requirement equal to or greater than		4.00%	4.00%	8.00%
Capital exceeding requirement		$36,139	47,121	92,493
Well capitalized, equal to or greater than		5.00%	6.00%	10.00%
Capital exceeding requirement		$28,584	37,503	82,875

F-40	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

	2002
	Tangible capital	Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity	$159,222	159,222	159,222	159,222
General valuation allowances	—	—	—	5,055
Allowable unrealized gains	—	—	—	68,586
Accumulated other comprehensive income	(85,581)	(85,581)	(85,581)	(85,581)

Regulatory capital	$73,641	73,641	73,641	147,282

Total assets	$864,359	864,359	864,359	864,359
Regulatory total assets	724,980	724,980
Risk-weighted assets			450,764	450,764
Capital ratio	10.16%	10.16%	16.34%	32.67%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than	1.50%	3.00%	N/A	8.00%
Capital exceeding requirement	$62,766	51,892	N/A	111,221
Adequately capitalized or minimum FDICIA requirement equal to or greater than		4.00%	4.00%	8.00%
Capital exceeding requirement		$44,642	55,610	111,221
Well capitalized, equal to or greater than		5.00%	6.00%	10.00%
Capital exceeding requirement		$37,392	46,595	102,206

(21)	Related Parties

During the years ended September 30, 2003, 2002, and 2001, the Company paid approximately $111,000, $140,000, and $93,000, respectively, in legal fees in the normal course of business to a law firm in which a partner is related to two board members.

The Company currently leases a branch facility and parking lot. The leases are from a partnership in which a Company executive and other related parties are partners. The facility lease expires July 31, 2008. The parking lot lease is presently being paid month-to-month. During the years ended September 2003, 2002, and 2001, lease expense relating to these leases was $50,297, $50,297, and $53,029, respectively.

F-41	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Future minimum lease payments for all leases of the Company are as follows:

2004	$90,628
2005	52,350
2006	42,000
2007	42,000
2008	35,000

$261,978

(22)	Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

Condensed Balance Sheets

	September 30
	2003	2002
Assets
Cash	$9,984,913	16,034,006
Interest-bearing deposits in other banks	586,608	374,014
Freddie Mac common stock	88,209,750	95,030,000
Investment in subsidiaries	165,194,160	173,840,948
Other assets	975,445	359,283

	$264,950,876	285,638,251

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses	$1,763,001	789,479
Deferred income taxes	32,828,793	35,683,206

Total liabilities	34,591,794	36,472,685

Stockholders’ equity:
Common stock, $0.01 par value; 19,822,405 shares issued in 2003 and 2002; 19,569,676 and 19,821,405 shares outstanding in 2003 and 2002, respectively	198,224	198,224
Additional paid-in capital	37,491,011	37,476,396
Treasury stock, at cost; 252,729 and 1,000 shares in 2003 and 2002, respectively	(7,836,234)	(29,930)
Unearned compensation – ESOP	(2,624,940)	(2,664,539)
Retained earnings	59,190,493	58,224,724
Accumulated other comprehensive income	143,940,528	155,960,691

Total stockholders’ equity	230,359,082	249,165,566

	$264,950,876	285,638,251

F-42	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Condensed Statements of Income

	Year ended September 30, 2003	Period ended September 30, 2002
Income:
Interest income	$308,107	298,874
Dividend income	1,700,000	1,462,616
Dividend received from Bank	2,500,000	—
Gain on sale of Freddie Mac common stock	773,368	—
Other income	51,975	463

Total operating income	5,333,450	1,761,953

Expenses:
Salaries and employee benefits	643,789	333,584
Occupancy	16,929	14,925
Legal and professional	294,190	320,798
Marketing	166,631	51,641
Other	71,534	46,347

Total operating expenses	1,193,073	767,295

Income before income taxes	4,140,377	994,658
Income tax expense	169,882	112,555

Income before (distributions in excess of net income) equity in undistributed net income	3,970,495	882,103
(Distributions in excess of net income) equity in undistributed net income of subsidiaries	(879,201)	2,018,032

Net income	$3,091,294	2,900,135

F-43	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Condensed Statements of Cash Flows

	Year ended September 30, 2003	Period ended September 30, 2002
Cash flows from operating activities:
Net income	$3,091,294	2,900,135
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Freddie Mac common stock	(773,368)	—
Deferred tax benefit	(233,834)	(85,812)
Distributions in excess of earnings (equity in undistributed net income) of subsidiaries	879,201	(2,018,032)
Allocation of ESOP common stock	39,599	507,041
Increase in other assets	(616,162)	(359,283)
Increase in other liabilities	1,813,887	789,479

Net cash provided by operating activities	4,200,617	1,733,528

Cash flows used in investing activities:
Proceeds from the sale of Freddie Mac common stock	804,555	—
Proceeds of stock offering invested in subsidiary	—	(18,609,699)

Net cash provided by (used in) investing activities	804,555	(18,609,699)

Cash flows from financing activities:
Issuance of common stock in stock offering	—	34,047,819
Purchase of common stock for treasury	(8,716,146)	(29,930)
Dividends paid	(2,125,525)	(733,698)

Net cash (used in) provided by financing activities	(10,841,671)	33,284,191

Net (decrease) increase in cash	(5,836,499)	16,408,020
Cash and cash equivalents at beginning of period	16,408,020	—

Cash and cash equivalents at end of period	$10,571,521	16,408,020

Supplemental disclosures of cash flow information:
Income taxes paid	$322,150	147,500
Capital contribution from parent in the form of net assets	—	236,915,825
Financing activities:
Issuance of common stock under stock benefit plans	840,365	—

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

F-44	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CharterBank’s net income for that year plus CharterBank’s retained net income for the previous two years. The OTS may disapprove a notice or application if: (a) CharterBank would be undercapitalized following the distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the capital distribution would violate a prohibition contained in any statute, regulation, or agreement. Based on the aforementioned limitation on capital distributions, substantially all of Charter Financial Corporation’s investment in CharterBank was restricted from transfer by CharterBank to Charter Financial Corporation in the form of dividends.

F-45	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(23)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains (losses) on investment and mortgage securities available for sale in stockholders’ equity. The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended September 30, 2003, 2002, and 2001.

	Pretax amount	Tax effect	After tax amount
2003:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(18,696,407)	7,216,813	(11,479,594)
Less reclassification adjustment for net gains realized in net income	880,406	(339,837)	540,569

Other comprehensive loss	$(19,576,813)	7,556,650	(12,020,163)

2002:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(41,364,833)	15,966,825	(25,398,008)
Less reclassification adjustment for net losses realized in net income	(816,223)	315,062	(501,161)

Other comprehensive loss	$(40,548,610)	15,651,763	(24,896,847)

2001:
Net unrealized holding gains on investment and mortgage securities available for sale arising during the year	$66,704,900	(25,748,085)	40,956,815
Less reclassification adjustment for net losses realized in net income	(1,023)	395	(628)

Other comprehensive income	$66,705,923	(25,748,480)	40,957,443

F-46	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

(24)	Condensed Financial Statements of First Charter, MHC

The following represents only condensed financial information of First Charter, MHC:

Condensed Balance Sheets

	September 30
	2003	2002
Assets:
Cash and cash equivalents	$325,947	232,294
Freddie Mac common stock	20,940,000	22,360,000
Investment in Charter Financial Corporation	184,287,266	199,332,453
Other assets	2,667	2,667

Total assets	$205,555,880	221,927,414

Liabilities:
Deferred income taxes	$7,862,971	8,411,101
Other liabilities	57,255	58,285

Total liabilities	7,920,226	8,469,386

Equity:
Contributed capital	10,570,790	16,772,462
Retained earnings	59,405,006	58,537,697
Accumulated other comprehensive income	127,659,858	138,147,869

Total equity	197,635,654	213,458,028

Total liabilities and equity	$205,555,880	221,927,414

F-47	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Condensed Statements of Income

	Year ended September 30, 2003	Period ended September 30, 2002
Income:
Dividend income	$400,107	344,145
Equity in earnings of subsidiaries	2,473,035	2,320,108

Total operating income	2,873,142	2,664,253

Expenses:
Salaries and employee benefits	162,553	146,070
Occupancy	3,000	2,875
Legal and professional	26,278	12,500
Marketing	42,000	36,000
Federal insurance premiums and other regulatory fees	1,500	7,750
Charitable contributions	33,000	28,000
Other	25,000	24,489

Total operating expenses	293,331	257,684

Income before income taxes	2,579,811	2,406,569
Income tax expense	12,083	9,784

Net income	$2,567,728	2,396,785

First Charter, MHC owns 15,857,924 shares of Charter Financial Corporation common stock and has waived its right to receive dividends on such shares.

F-48	(Continued)