Form 10-Q
period 2003-12-31
CHARTER FINANCIAL CORP/GA
filed 2004-02-13
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

As of January 31, 2004, the registrant had 19,822,405 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,964,481 shares were held by the public and directors, officers and employees of the registrant.

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2003 and September 30, 2003

(unaudited)

	December 31, 2003	September 30, 2003
Assets
Cash and amounts due from depository institutions	$10,626,635	9,926,321
Interest-bearing deposits in other financial institutions	2,738,842	1,994,168

Cash and cash equivalents	13,365,477	11,920,489

Loans held for sale, market value of $751,226 and $2,058,892 at December 31, 2003 and September 30, 2003, respectively	723,115	2,026,261
Freddie Mac common stock	270,050,760	242,904,000
Mortgage-backed securities and collateralized mortgage obligations available for sale	409,454,156	394,432,288
Other investment securities available for sale	3,938,280	21,628,603
Federal Home Loan Bank stock	12,628,800	13,610,000
Loans receivable	307,065,966	299,877,198
Unamortized loan origination fees, net	(616,039)	(544,202)
Allowance for loan losses	(6,742,193)	(6,779,576)

Loans receivable, net	299,707,734	292,553,420

Real estate owned	668,962	683,577
Accrued interest and dividends receivable	2,846,505	3,200,112
Premises and equipment, net	9,574,767	9,382,894
Intangible assets, net of amortization	6,110,530	6,168,074
Other assets	1,646,701	1,985,645

Total assets	$1,030,715,787	1,000,495,363

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$271,319,189	279,385,708
Borrowings	399,242,000	388,441,220
Advance payments by borrowers for taxes and insurance	594,048	1,191,597
Deferred income taxes	99,108,931	88,196,330
Other liabilities	11,708,241	12,921,426

Total liabilities	781,972,409	770,136,281

Stockholders’ Equity:
Common stock, $0.01 par value; 19,822,405 shares issued at December 31, 2003 and September 30, 2003; 19,569,676 shares outstanding at December 31, 2003 and September 30, 2003	198,224	198,224
Additional paid-in capital	37,491,011	37,491,011
Treasury stock, at cost; 252,729 shares at December 31, 2003 and September 30, 2003	(7,836,234)	(7,836,234)
Unearned compensation - ESOP	(2,624,940)	(2,624,940)
Retained earnings	60,216,393	59,190,493
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	161,298,924	143,940,528

Total stockholders’ equity	248,743,378	230,359,082

Total liabilities and stockholders’ equity	$1,030,715,787	1,000,495,363

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Months Ended December 31, 2003 and 2002

(unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Interest and dividend income:
Loans receivable	$4,455,439	3,819,487
Mortgage-backed securities and collateralized mortgage obligations	3,597,359	3,434,351
Equity securities	1,321,523	1,198,270
Debt securities	80,803	105,746
Interest-bearing deposits in other financial institutions	14,275	24,900

Total interest and dividend income	9,469,399	8,582,754

Interest expense:
Deposits	1,243,855	1,380,818
Borrowings	3,049,199	3,640,120

Total interest expense	4,293,054	5,020,938

Net interest income	5,176,345	3,561,816
Provision for loan losses	30,000	—

Net interest income after provision for loan losses	5,146,345	3,561,816

Noninterest income:
Gain on sale of loans and servicing released loan fees	242,153	588,598
Service charges on deposit accounts	447,515	327,956
Gain on sale of Freddie Mac common stock	532,742	—
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	43,038	102,839
Loan servicing fees	31,968	60,892
Equity in loss of limited partnership	—	(45,715)
Brokerage commissions	68,997	62,480
Other	180,685	43,508

Total noninterest income	1,547,098	1,140,558

Noninterest expenses:
Salaries and employee benefits	2,546,777	2,461,999
Occupancy	659,875	505,037
Legal and professional	265,373	313,447
Marketing	190,420	161,304
Furniture and equipment	123,107	149,647
Postage, office supplies, and printing	125,872	115,326
Federal insurance premiums and other regulatory fees	53,856	50,534
Net cost (gain) of operations of real estate owned	8,349	(1,563)
Deposit premium amortization expense	57,543	—
Other	368,387	383,602

Total noninterest expenses	4,399,559	4,139,333

Income before income taxes	2,293,884	563,041
Income tax expense	578,133	64,390

Net income	$1,715,751	498,651

Basic and diluted net income per share	$0.09	0.03

Weighted average number of common shares outstanding	19,410,011	19,549,986

Weighted average number of common and common equivalent shares outstanding	19,436,193	19,683,263

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2003 and 2002

(unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Cash flows from operating activities:
Net income	$1,715,751	498,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	—
Depreciation and amortization	238,278	176,039
Allocation of ESOP common stock	103,542	127,063
Deferred income tax benefit	(51,018)	—
Gain on sale of premises and equipment	—	(454)
Equity in loss of limited partnership	—	45,715
Amortization of premiums and discounts, net	216,655	977,273
Gain on sale of loans	(242,153)	(588,598)
Proceeds from sale of loans	8,474,263	24,610,828
Originations and purchases of loans held for sale	(6,928,964)	(24,022,230)
Gain on sale of Freddie Mac common stock	(532,742)	—
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(43,038)	(102,839)
Provision for loss on real estate owned	4,350	—
(Gain) loss on sales of real estate owned	(7,830)	2,377
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	353,607	349,542
Decrease in other assets	305,036	379,846
Decrease in other liabilities	(1,265,716)	(408,920)

Net cash provided by operating activities	2,370,021	2,044,293

Cash flows from investing activities:
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	45,623,663	7,403,679
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	59,966,379	168,101,886
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(119,509,948)	(126,402,239)
Proceeds from sale of other investment securities available for sale	10,519,236	—
Principal collections on other investment securities available for sale	—	7,073
Proceeds from sale of Freddie Mac common stock	552,494	—
Proceeds from maturities of other securities available for sale	7,000,000	—
Purchase of FHLB stock	(2,315,000)	(2,937,500)
Proceeds from redemption of FHLB stock	3,296,200	4,040,000
Net (increase) decrease in loans receivable, exclusive of loan sales	(7,226,247)	5,987,367
Proceeds from sale of real estate owned	60,030	185,832
Purchases of premises and equipment, net of dispositions	(338,701)	(166,603)

Net cash (used in) provided by investing activities	(2,371,894)	56,219,495

Cash flows from financing activities:
Purchase of common stock for treasury	—	(1,511,925)
Dividends paid	(689,851)	(366,249)
Net decrease in deposits	(8,066,519)	(2,194,975)
Proceeds from Federal Home Loan Bank advances	225,175,000	255,500,000
Principal payments on advances from Federal Home Loan Bank	(243,700,000)	(264,250,000)
Proceeds from other borrowings	454,983,900	326,344,000
Principal payments on other borrowings	(425,658,120)	(368,511,000)
Net decrease in advance payments by borrowers for taxes and insurance	(597,549)	(706,493)

Net cash provided by (used in) financing activities	1,446,861	(55,696,642)

Net increase in cash and cash equivalents	1,444,988	2,567,146
Cash and cash equivalents at beginning of period	11,920,489	10,118,137

Cash and cash equivalents at end of period	$13,365,477	12,685,283

Supplemental disclosures of cash flow information:
Interest paid	$4,325,845	5,037,541

Income taxes paid	$105,973	589,585

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$41,935	12,180

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

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company, as of December 31, 2003 and September 30, 2003, and for the three-month periods ended December 31, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended December 31, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2003.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Basic:
Net income	$1,715,751	$498,651
Weighted average number of common shares outstanding	19,410,011	19,549,986
Basic earnings per share	$0.09	$0.03

Diluted:
Net income	$1,715,751	$498,651
Weighted average number of common and common equivalent shares outstanding	19,436,193	19,683,263
Diluted earnings per share	$0.09	$0.03

(4) Comprehensive Income

The primary component of other comprehensive income for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income for the three months ended December 31, 2003 and 2002.

	Three Months Ended December 31,
	2003	2002
Total comprehensive income	$19,074,147	$10,240,883
Change in net unrealized holding gains on securities, net of income taxes	17,358,396	9,742,232

Net income	$1,715,751	$498,651

(5) Stock-Based Compensation

During 2003, the Company amended the 2001 Stock Option Plan (the Plan) to allow for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At December 31, 2003, the Company had granted 152,000 options under the Plan. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Net income, as reported	$1,715,751	$498,651
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(37,149)	(37,149)

Pro forma net income	$1,678,602	$461,502

Earnings per share:
Basic – as reported	$0.09	$0.03
Basic – pro forma	$0.09	$0.02

Diluted – as reported	$0.09	$0.03
Diluted – pro forma	$0.09	$0.02

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

Three Months Ended December 31, 2002
Interest income	$9,737
Net interest income before provision for loan losses	$4,087
Noninterest income	$1,239
Net income	$503

(7) Goodwill and Other Intangible Assets

In conjunction with the acquisition of EBA, Charter Financial acquired the following goodwill and other intangible assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

Goodwill and other intangible assets include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $57,543 for the three months ended December 31, 2003.

At December 31, 2003, other intangible assets is summarized as follows:

Deposit premium	$1,975,941
Less accumulated amortization	190,693

$1,785,248

(8) Covered Call Program

At December 31, 2003, the Company had covered call options on Freddie Mac common stock outstanding on 116,800 shares for which it received $218,504 in premium. During the three months ended December 31, 2003, holders of the covered call options exercised their options to purchase 9,500 shares of Freddie Mac common stock. The Company recorded a pretax gain of $532,742 on the sale of these shares to the option holders. At December 31, 2003, the fair value of the remaining options was $68,974. The Company has recorded the unrealized gain in the income statement as the derivative instruments are not accounted for as hedges.

Item 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Executive Summary

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) creating a larger, more profitable and more valuable retail banking franchise; (2) managing the substantial appreciation in our Freddie Mac common stock investment; and (3) efficiently utilizing our capital. Management believes the following points were the most important to that analysis this quarter.

•	Earnings per share tripled which enhances the Company’s ability to support a regular quarterly dividend on a forward looking basis.

•	The Bank’s net interest income has significantly improved due to lower amortization of premiums on mortgage securities, reinvestment of cash flow, loan growth and overall margin expansion.

•	Consistent with the Bank’s emphasis on attracting and retaining core deposits, deposit fee growth continued a strongly positive trend. A significant portion of this growth trend of fees on core deposits is attributable to the acquisition of $21.9 million in core deposits in connection with our acquisition of Eagle Bank in February of 2003.

•	Gains from sales of one-to-four family mortgage loans declined due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans and hybrid ARM loans for the Bank’s own portfolio.

•	Interest rates, economic and competitive conditions impact our operating results and financial condition.

•	Our exposure to interest rate risk was stable to slightly improved from the prior quarter.

•	Non-performing loans were higher than they were for the previous quarter; however, management believes that the allowance for loan losses is adequate and because a high percentage of the non-performing loans are secured by real estate, losses should not be significantly higher than recent quarters.

•	The pilot program of writing covered call options on Freddie Mac common stock resulted in exercise of calls resulting in $532,742 in pre-tax gain on sale of such stock.

•	Freddie Mac common stock appreciated from $52.35 per share at September 30, 2003 to $58.32 at December 31, 2003. This was the primary reason for the increase in our other comprehensive income of $17.4 million. Our book value per share increased $0.97 per share.

•	A regular quarterly dividend of 20 cents per share was paid to our minority shareholders.

Management Strategy

We have a growth-oriented strategy focused on (1) expanding our retail banking operations and thus the franchise value of our retail bank (2) managing our Freddie Mac common stock while periodically reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

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

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged approximately 18%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the recently enacted 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. First Charter, MHC and the Office of Thrift Supervision make their own determination with respect to each dividend payment as to whether that dividend payment to First Charter, MHC will be waived. In 2003 we implemented a pilot program of selling covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our shareholders.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the Eagle acquisition. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. We maintained our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us. During the third fiscal quarter of 2003, we increased our quarterly dividend from 10 cents to 20 cents per share. Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases.

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

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,675,500 shares of Freddie Mac common stock and Charter Insurance Company, a Hawaiian corporation which generates fee income by reinsuring a portion of CharterBank’s loan originations which carry private mortgage insurance. Charter Insurance Company owns 400,000 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial owns 4,630,500 shares of Freddie Mac common stock.

Our balance sheet at December 31, 2003 contains $270.1 million of Freddie Mac common stock, of which $263.8 million is unrealized gain. Noninterest-bearing liabilities include $101.8 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $162.0 million representing the net unrealized gain on the Freddie Mac common stock.

CharterBank completed the cash acquisition of EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in February 2003. The acquisition added three branches in the Auburn-Opelika area of Alabama with $53.8 million in net loans and $62.1 million in deposits. CharterBank now operates a main office, seven full-service branch offices, and four loan production offices in Georgia and Alabama.

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

CharterBank’s results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, consumer loans, mortgage related securities, and equity securities such as our Freddie Mac common stock investment. Interest-bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) of Atlanta.

Our results of operations also depend on our provision for loan losses, noninterest income and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains on sale of loans, gains (losses) on sales of investment and mortgage-backed securities, deposit fees and other service fees and charges.

Our operating results may also be affected significantly by economic and competitive conditions in our market area and elsewhere, including those conditions that influence market interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact us. Furthermore, because our lending activity is concentrated in loans secured by real estate located in Georgia and Alabama, downturns in the regional economy encompassing these states could have a negative impact on our earnings.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company.

These policies are described in Note 1 to the consolidated financial statements which were presented in the Company’s 2003 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is one of the most critical. Please see “Asset Quality” for a further discussion of the Company’s methodology in determining the allowance.

The accounting and financial reporting policies of Charter Financial Corporation conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount. Risk ratings are initially assigned in accordance with the Bank’s loan and collection policy. On an ongoing basis, an organizationally independent department reviews grade assignments and considers current information regarding a borrowers’ financial condition and debt service capacity, collateral condition and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan, generally based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by loan type. The Company has developed specific quantitative reserve factors which it applies to each loan type to develop reserve components. These reserve factors are based upon economic, market and industry conditions that are specific to the Company’s local markets and consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. They are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these items do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Management believes that the allowance for loan losses is adequate. The loan portfolio is broadly composed of residential real estate loans of 43.8%, construction loans of 5.9%, commercial purpose loans of 43.8% and consumer loans of 6.5%. Nearly 81% of the bank’s loan portfolio is secured by real estate loans.

In recent years, the Bank has made an effort to build its business lines, and loans secured by commercial real properties now make up 37.08% of the loan portfolio. The Company’s largest funded real estate secured loan is a $6.2 million loan on a medical office building in the metro Atlanta area. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $21.8 million to various hotel and motel operations. In a significant number of the loans secured by commercial properties, the properties are occupied by the owner and the ongoing operations of the business provide the cash to service the debt. Construction and development loans, which comprise nearly 6% of the real estate loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. Less than 7% of the total loan portfolio is either unsecured or secured by something other than real estate.

While most originations of residential real estate loans are sold into the secondary market, the Bank chooses to keep some of them due to attractive risk and return characteristics. Such loans primarily make up the residential real estate mortgage portfolio. The remainder of the residential portfolio is composed of residential real estate mortgages “held for sale.” These loans are in the process of being sold into the secondary market and, since the credit, the rate and the purchase price have been approved by the buyer, the Company takes no credit or interest rate risk with respect to these loans.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. If we are required to make additions to our allowance for loan losses by the regulatory agencies the additions would reduce our net income and our capital.

Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale comprise a significant portion of the Company’s balance sheet, and income on these assets is important to our operating results. Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent price quotations. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

Income taxes are a material expense for the Company. The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction and the difference between 70% of taxable income and 70% of dividends can be significant. Since the Company does not file a consolidated tax return, this determination is made at the individual company level. The actual deduction will be determined at September 30, 2004 based on the level of dividends and the level of taxable income.

Comparison of Financial Condition at December 31, 2003 and September 30, 2003

At December 31, 2003 our total assets were $1.0 billion, up $30.2 million from September 30, 2003.

The risk and return characteristics of loans vary significantly by the type of loan. The following table shows the actual balance of loans outstanding at December 31, 2003 as well as the average balances of loans outstanding for the past five quarters beginning with December 31, 2002.

For the Quarters Ended	1-4 Family Residential	Construction	Nonresidential Real Estate	Consumer	Commercial Non-Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in thousands)
Actual Balance:
December 31, 2003	$134,409	$18,149	$113,855	$19,927	$20,726	$307,066

Average Balance:
December 31, 2003	$132,894	15,956	111,629	19,886	23,200	303,565	3.4
September 30, 2003	$125,283	16,617	108,026	19,995	23,624	293,545	6.4
June 30, 2003	$110,757	16,534	100,360	21,334	26,895	275,880	15.3
March 31, 2003	$105,334	14,290	78,399	20,175	21,163	239,361	9.7
December 31, 2002	$103,440	9,985	68,627	19,544	16,614	218,210

The June quarter was the first full quarter which included the loans acquired in the Eagle Bank acquisition. Loans acquired in the Eagle Bank acquisition in February 2003 were $55.3 million. One-to-four family loans have increased since the June quarter when we started retaining 15 year conforming loans. Future portfolio growth of these 15 year loans is dependent on interest rates as well as our future decisions to retain or sell these loans. The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends on interest rates, economic conditions and competitive pricing of these loans within our market. The average balance of commercial non-real estate loans increased in the June quarter reflecting the loans acquired in the Eagle acquisition. Reductions in the following quarters represent our efforts to strategically evaluate the portfolio.

Mortgage-backed securities and collateralized mortgage obligations increased 3.8% from $394.4 million at September 30, 2003 to $409.5 million at December 31, 2003. The market value of Freddie Mac common stock increased $27.2 million, or 11.2%, from $242.9 million to $270.1 million as the price per share of Freddie Mac common stock increased from $52.35 at September 30, 2003 to $58.32 at December 31, 2003.

Total deposits declined from $279.4 million at September 30, 2003 to $271.3 million at December 31, 2003 as the bank has de-emphasized certificates of deposit as sources of funding and focused on attracting and retaining core deposits in order to reduce interest expense. However, as shown in the table following, over the last two years, core deposits (checking, money market and savings accounts) have increased from $50.4 million to $99.6 million. Approximately $21.9 million of the increase in the March 2003 quarter was a result of the acquisition of Eagle Bank. Fees on core deposit accounts increased from $179,000 in the December 2001 quarter to $448,000 in the December 2003 quarter.

	Deposit Fee Income for the Quarter Ended	Core Deposits at Quarter End
	(Dollars in thousands)
December 31, 2003	$448	$99,555
September 30, 2003	409	99,546
June 30, 2003	383	98,605
March 31, 2003	277	95,557
December 31, 2002	328	68,090
September 30, 2002	269	69,480
June 30, 2002	241	69,303
March 31, 2002	170	56,762
December 31, 2001	179	50,365

Management will continue to use FHLB advances and repurchase agreements to fund the securities and loan portfolio growth. The maturity dates of new advances will be determined at the time the advance is taken down and will be based on interest rates, the Company’s interest rate risk profile and other factors. Repurchase agreements are generally less than 90 days to maturity and carry rates at or slightly above LIBOR. Borrowings increased $10.8 million or 2.8% from $388.4 million at September 30, 2003 to $399.2 million at December 31, 2003.

Charter Financial recorded $4.3 million of goodwill and $2.0 million of core deposit intangible as a result of the acquisition of Eagle Bank in fiscal 2003. The core deposit intangible is amortized over approximately 13 years using an accelerated method of amortization.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income.

Accumulated other comprehensive income (“Unrealized Capital”) is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income at December 31, 2003 was $161.3 million, a $17.4 million increase from the balance at September 30, 2003 of $143.9 million as the price per share of our investment in Freddie Mac common stock increased from $52.35 to $58.32. The following table shows the changes in realized and unrealized capital and the Freddie Mac common stock price for the past five quarters. A comparison of the unrealized capital and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized capital.

	Realized Capital	Unrealized Capital	Total Capital	Freddie Mac Common Stock Price
	(Dollars in Thousands)
December 31, 2003	$87,444	$161,299	$248,743	$58.32
September 30, 2003	86,419	143,940	230,359	52.35
June 30, 2003	84,408	142,589	226,997	50.77
March 31, 2003	87,208	149,576	236,784	53.10
December 31, 2002	91,825	165,703	257,528	59.05

As indicated in the tables following, other comprehensive income was $17.4 million for the three months ended December 31, 2003, compared to $9.7 million for the three months ended December 31, 2002. The income was primarily the result of the increase in the price of Freddie Mac common stock during the periods ended December 31, 2003 and 2002. The price of Freddie Mac common stock increased by $5.97 and $3.15 per share, respectively for the quarters ended December 31, 2003 and December 31, 2002.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2003	4,640,000	$52.35	$242,904,000	$145,283,854
December 31, 2003	4,630,500	$58.32	$270,050,760	161,964,092

Change in Freddie Mac stock		$5.97		16,680,238
Other comprehensive income related to mortgage securities and other investments				678,158

Total other comprehensive income				$17,358,396

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2002	4,655,000	$55.90	$260,214,500	$155,893,352
December 31, 2002	4,655,000	$59.05	$274,877,750	164,896,587

Change in Freddie Mac stock		$3.15		9,003,235
Other comprehensive income related to mortgage securities and other investments				738,997

Total other comprehensive income				$9,742,232

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

General

Net income was $1.7 million for the three months ended December 31, 2003, which was $1.2 million higher than the net income of $499,000 for the three months ended December 31, 2002. The most significant factors in the earnings increase were the significantly higher net interest income and the $532,742 gain on the sale of Freddie Mac common stock related to our covered call program.

Net Interest Income

As shown in the table following, net interest income increased $1.6 million from $3.6 million for the three months ended December 31, 2002 to $5.2 million for the three months ended December 31, 2003. For the same periods, our net interest spread increased from 0.18% to 1.19% and our net interest margin from 1.51% to 2.07%.

For the Quarters Ended	Net Interest Income	Net Interest Rate Spread	Net Interest Margin	Net Amortization of Premium on Mortgage- related Securities	Yield on Freddie Mac Common Stock
	(Dollars in thousands)
December 31, 2003	$5,176	1.19%	2.07%	$204	1.91%
September 30, 2003	4,345	0.89	1.79	456	2.04
June 30, 2003	3,951	0.53	1.64	663	1.83
March 31, 2003	3,672	0.37	1.58	995	1.84
December 31, 2002	3,562	0.18	1.51	970	1.51
September 30, 2002	4,512	0.48	1.81	207	1.41
June 30, 2002	4,029	0.16	1.66	200	1.36
March 31, 2002	3,529	(0.14)	1.52	408	1.35
December 31, 2001	3,824	(0.28)	1.70	17	1.23

As the preceding table illustrates, the net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. Charges against interest income for net premium amortization reached its peak in the March 2003 quarter, with amortization of $995,000. By December 2003, net amortization of premiums on mortgage-related securities had returned to a more normal level at $204,000. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected causing our securities to pay off sooner than expected and triggering acceleration of amortization.

Our net interest spread and, to a lesser extent, our net interest margin are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table above, the yield on Freddie Mac common stock has increased and helped the net interest spread. A portion of the increase in the Freddie Mac yield is from the increased dividend and a portion is from a lower market price of Freddie Mac common stock.

The table below shows the yields or costs of other significant components of our net interest income.

For the Quarters Ended	Yield on Mortgage Securities	Yield on Loans	Costs of Certificates of Deposit	Costs of Deposits	Costs of Borrowings
December 31, 2003	3.47%	5.87%	2.48%	1.95%	3.01%
September 30, 2003	2.84	6.12	2.64	2.08	3.19
June 30, 2003	2.78	6.31	2.91	2.31	3.53
March 31, 2003	2.85	6.96	3.16	2.52	3.66
December 31, 2002	3.22	7.00	3.45	2.76	3.79
September 30, 2002	3.99	7.54	3.68	2.99	3.75
June 30, 2002	3.76	7.53	3.93	3.24	3.94
March 31, 2002	3.36	7.94	4.33	3.63	4.15
December 31, 2001	4.32	8.17	5.12	4.32	4.65

Costs of borrowings have steadily decreased from 4.65% in the December 2001 quarter to 3.01% in the December 2003 quarter. While the majority of the borrowings have monthly rate resets, we have $130.8 million of fixed rate borrowings with a remaining maturity of approximately seven years and an average rate of 5.75%. Approximately $25.0 million of borrowings with a fixed rate of 4.85% matured in December 2003.

The yield on mortgage securities has varied over the past nine quarters from a high in the December 2001 quarter of 4.32% to a low of 2.78% in June 2003 and ending at 3.47% in December 2003. The yield in the March, June and September 2003 quarters was significantly impacted by high net premium amortization as mortgage security portfolios were paid off rapidly due to low mortgage rates and record rates of refinancing. Additionally, yields on securities declined during 2003 as a result of management’s decision to reinvest the heavy cash inflows from rapidly prepaying fixed rate mortgage securities into adjustable rate mortgage securities. In August of 2003, management increased its investment in fixed rate mortgage securities and by December 31, 2003 fixed rate mortgage securities comprised 40% of the total mortgage securities portfolio, which is consistent with the percentage at December 31, 2002.

As shown in the preceding table, the yield on loans has declined 113 basis points over the past five quarters from 7.00% for the December 2002 quarter to 5.87% for the December 2003 quarter. The yield reduction is primarily the result of older, higher yield loans paying off in the low interest rate environment and being replaced with new lower yielding loans. During June of 2003 the bank started retaining 15 year single family loans in its loan portfolio. As of December 31, 2003, the bank had accumulated $26.1 million of these loans with rates of approximately 5%. Average loans outstanding increased from $218.2 million during the December 2002 quarter to $303.6 million for the December 2003 quarter. Approximately $55.3 million of loans were acquired in the Eagle Bank acquisition.

Also, as shown in the preceding table, the costs of deposits decreased 237 basis points from 4.32% for the December 2001 quarter to 1.95% for the December 2003 quarter. The average cost of certificates of deposits dropped 264 basis points, more than overall deposits. At current rates, management’s ability to lower the price of non-certificate accounts is very limited.

The 230 basis point drop in loan yield, from the December 2001 quarter to the December 2003 quarter, was comparable to the 237 basis point decrease in the costs of deposits for the same period. For these same two periods the decline in mortgage securities yields, at 85 basis points, was significantly less than the decrease of 164 basis points in the cost of borrowings. This provided a significant boost to the net interest spread, margin and income. In addition, the increase in dividends on Freddie Mac common stock contributed to the increase in net interest income.

Interest income increased by $887,000 to $9.5 million for the three months ended December 31, 2003 from $8.6 million for the three months ended December 31, 2002. The main driver was an increase in interest on loans of $635,952 resulting from higher average loan balances. Higher loan balances were due, in part, to the loans acquired in the Eagle acquisition.

Interest expense fell by $727,884 from $5.0 million for the three months ended December 31, 2002 to $4.3 million for the three months ended December 31, 2003. Interest expense on deposits and borrowings decreased $136,963 and $590,921, respectively, in 2003 compared to

2002. The reduction in interest expense on both borrowings and deposits is due to lower interest rates.

In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of December 31, 2003.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 76.86% at December 31, 2003. However, the dividend yield on the market value of the Freddie Mac common stock was 1.91%. The appreciation in the market value of the Freddie Mac common stock is the reason for our strong accumulated comprehensive income.

	For the Quarter Ended December 31,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of December 31, 2003
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$4,199	$14	1.33%	$5,810	$26	1.79%	$2,739
FHLB common stock and other equity securities	13,330	118	3.54	13,820	174	5.04	12,629
Mortgage-backed securities and collateralized obligations available for sale	414,825	3,597	3.47	426,280	3,434	3.22	409,454
Other investment securities available for sale	10,383	81	3.12	12,067	105	3.48	3,938
Loans receivable	303,565	4,455	5.87	218,210	3,820	7.00	307,066

Total interest-earning assets excluding Freddie Mac common stock	746,302	8,265	4.43	676,187	7,559	4.47	735,826
Freddie Mac common stock	251,805	1,204	1.91	271,526	1,024	1.51	270,051

Total interest-earning assets including Freddie Mac common stock	998,107	9,469	3.79	947,713	8,583	3.62	1,005,877
Total noninterest-earning assets	23,947	—		15,490	—		24,839

Total assets	$1,022,054	9,469		$963,203	8,583		$1,030,716

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$32,935	$44	0.53	$23,464	$52	0.89	$35,352
Savings accounts	15,028	11	0.29	9,208	17	0.74	14,610
Money market deposit accounts	31,143	96	1.23	26,445	98	1.48	28,883
Certificate of deposit accounts	176,344	1,093	2.48	140,738	1,214	3.45	171,765

Total interest-bearing deposits	255,450	1,244	1.95	199,855	1,381	2.76	250,610
Borrowed funds	405,835	3,049	3.01	384,035	3,640	3.79	399,242

Total interest-bearing liabilities	661,285	4,293	2.60	583,890	5,021	3.44	649,852
Noninterest-bearing deposits	21,035			10,075	—		20,709
Other noninterest-bearing liabilities	102,468	—		112,020	—		111,411

Total noninterest-bearing liabilities	123,503	—		122,095	—		132,120
Total liabilities	784,788	4,293		705,985	5,021		781,972
Total stockholders’ equity	237,266	—		257,218			248,744

Total liabilities and stockholders’ equity	$1,022,054	4,293		$963,203	5,021		$1,030,716

Net interest income including Freddie Mac common stock		$5,176			$3,562

Net interest rate spread, including Freddie Mac common stock (1)			1.19%			0.18%
Net interest margin including Freddie Mac common stock (2)			2.07%			1.50%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			150.93%			162.31%
Net interest income, excluding Freddie Mac common stock dividends		$3,972			$2,538

Net interest rate spread, excluding Freddie Mac common stock (3)			1.83%			1.03%
Net interest margin, excluding Freddie Mac common stock (4)			2.13%			1.50%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			112.86%			115.81%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The relatively low spread is a combination of a balance sheet structure with a high proportion of Freddie Mac common stock, which has a low yield of 1.91% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, including amortization of premium on CMO’s and the high prepayments of portfolio mortgage loans and securities.

We believe that our ownership of Freddie Mac common stock continues to present attractive appreciation and dividend growth potential. Since the sale of Freddie Mac common stock would result in the realization of a substantial current tax liability for us, we have no current plans to liquidate our Freddie Mac common stock investment. In June 2003, we implemented a pilot program of writing covered call options on Freddie Mac common stock with 250,000 shares of stock. If a call option is in the money as the maturity of the call approaches, we evaluate the economics of allowing the call to be exercised or buying the call to prevent its exercise. During September, 2003, we sold 15,000 shares of Freddie Mac common stock and during the three months ended December 31, 2003, we sold 9,500 shares of Freddie Mac common stock. Income from the covered call program is discussed below. We continually evaluate our investment in Freddie Mac common stock considering the appreciation and dividend potential of the Freddie Mac common stock, the income tax impact of a strategy, alternative investments or uses of sales proceeds and the portion of our capital that the after-tax unrealized gain represents.

Provision for Loan Losses

The provision for loan losses was $30,000 for the three months ended December 31, 2003, while no provision was taken for the three months ended December 31, 2002. The Bank had net charge-offs of $67,383 for the quarter ended December 31, 2003 compared to net recoveries of $11,691 for the quarter ended December 31, 2002.

Noninterest Income

Noninterest income improved from $1.1 million for the three months ended December 31, 2002 to $1.5 million for the three months ended December 31, 2003. The table below shows the components of noninterest income for the last nine quarters. There was a $575,780 gain on sale of securities during the three months ended December 31, 2003 compared to $102,839 for the three months ended December 31, 2002. The December 2003 gain on sale of securities included $532,742 in gain on the sale of Freddie Mac common stock resulting from the exercise of calls written as a part of the Company’s pilot covered call program. Other income included $59,231 in income on the covered call program, which was started during fiscal 2003. The

December 2003 gain on sale of loans of $242,153 is the lowest level recorded in the last nine quarters as one-to-four family mortgage rates have increased and the levels of refinancing and originations of conforming loans have dropped. During the prior fiscal year, the Company began retaining conforming 15-year one-to-four family loans. By December 31, 2003 the Bank had accumulated approximately $26.1 million of such loans. Loan servicing income was $31,968 for the three months ended December 31, 2003. Loan servicing income has steadily declined as the company currently sells loans servicing released and does not replace the runoff of loans serviced that provided this income stream. Our remaining equity in earnings of a limited partnership, which invested in loan servicing rights, was charged off in fiscal 2003, and, therefore, reflected no activity in the three months ended December 31, 2003 compared to a loss of $45,715 in the three months ended December 31, 2002. Other income for the December 2003 quarter included $68,997 in brokerage commissions on the sale of alternative investments which was a slight increase from the same quarter the prior year.

For the Quarters Ended	Loan Servicing Fees	Deposit Fees	Gain on Sale of Loans	Gain (Loss) on Sale of Investments	Equity in Gain (Loss) of Limited Partnership	Other Income
	(Dollars in thousands)
December 31, 2003	$32	$448	$242	$576	$—	$250
September 30, 2003	27	409	657	773	—	212
June 30, 2003	(11)	383	886	4	—	164
March 31, 2003	79	277	643	—	(61)	151
December 31, 2002	61	328	589	103	(46)	106
September 30, 2002	64	269	539	205	(792)	91
June 30, 2002	72	241	354	(1,481)	54	53
March 31, 2002	89	170	438	15	268	59
December 31, 2001	81	179	529	444	(95)	93

Noninterest Expense

Noninterest expense increased $260,000 to $4.4 million for the three months ended December 31, 2003 from $4.1 million for the same period in 2002. The table following shows the components of noninterest expense for the past five quarters.

	For the Quarters Ended
	December 2003	September 2003	June 2003	March 2003	December 2002
	(Dollars in thousands)
Salaries & employee benefits	$2,547	$2,664	$2,845	$2,603	$2,462
Occupancy	660	603	567	565	505
Legal & professional	265	347	301	300	313
Marketing	190	266	197	231	161
Furniture & equipment	123	144	159	179	150
Postage, office supplies, and printing	126	134	146	176	115
Federal insurance premiums and other regulatory fees	54	55	52	54	51
Net cost (gain) of operations of real estate owned	8	18	92	43	(2)
Deposit premium amortization expense	58	58	57	19	—
Other	369	322	337	390	384

Total	$4,400	$4,611	$4,753	$4,560	$4,139

Compensation and benefits for the quarter ended December 31, 2003 was $2.5 million; approximately $85,000 higher than the quarter ended December 31, 2002 and approximately $117,000 lower than the quarter ended September 30, 2003. The quarterly cost of the Company’s restricted stock grants dropped $180,000 per quarter as the first stock grants vested on August 1, 2003. Additional shares will vest on August 1, 2004 which will reflect a reduction of approximately $104,000 per quarter. Costs of future restricted stock grants will depend on the number of shares granted, the price of the stock on the date of the grant and the vesting period. The expense reduction in the restricted stock was offset by the expense of the employees acquired in the Eagle Bank acquisition and by a general increase in compensation and benefits.

Occupancy expense was up $155,000 for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. Approximately $52,000 of the increase is directly attributable to the Eagle acquisition, with other portions of the increase due to expenses indirectly attributable to costs of operating facilities acquired in the Eagle Bank acquisition and information systems including electronic banking.

Income Taxes

Income taxes increased to $578,133 for the three months ended December 31, 2003 from $64,390 for the three months ended December 31, 2002, for an increase of $513,743. The effective tax rate increased from 11.44% for the three months ended December 31, 2002 to 25.20% for the three months ended December 31, 2003. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, contributed to the lower effective tax rate in 2002 and had a greater impact on that quarter than the 2003 quarter due to the lower level of taxable income in the 2002 quarter and thus higher proportion of dividends in taxable income.

Asset Quality

The following table shows that nonperforming loans rose from $5.1 million at September 30, 2003 to $6.0 million at December 31, 2003. Nonperforming loans acquired in the Eagle Bank acquisition made up $1.6 million of these at December 31, 2003. Nonperforming loans as a percent of total loans grew from 1.71% at September 30, 2003 to 1.94% at December 31, 2003.

During this time, the allowance for loan losses decreased by $37,000 to $6.7 million at December 31, 2003. Approximately 88% of our nonaccrual loans had real estate as collateral at December 31, 2003.

Underperforming loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Nonperforming loans are not accruing interest. The following table shows underperforming loans and nonperforming assets.

	December 31, 2003	September 30, 2003
	(In thousands)
Underperforming loans	$320	$633

Total nonperforming loans	5,953	5,124
Foreclosed real estate, net	669	684

Total nonperforming assets	$6,622	$5,808

Nonperforming loans to total loans	1.94%	1.71%
Nonperforming assets to total assets	0.64%	0.58%

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

When reviewing the allowance for loan losses, it is important to understand the Company’s lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. The Company has mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of potential risk in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses of $30,000 was charged for the three months ended December 31, 2003, while there was no provision for the three months ended December 31, 2002. Management considers the current allowance for loan losses to be adequate based on its analysis of the loss inherent in the portfolio. Of the $108,818 in gross charge-offs during the three months ended December 31, 2003, $39,944 had loan loss reserves posted against them as part of the Eagle Bank purchase accounting.

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 50.0%, 15.0% and 5.0% respectively. These percentages for doubtful and substandard loans were reduced during fiscal

2003 from 60.0% and 17.5% based on historical losses on the Company’s real estate loans. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming one-to-four family loans in the portfolio are reserved at lower percentages than other loans. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics, including loan to value, credit score, debt coverage, collateral, and capacity to service debt.

Commitments

The Company had commitments to fund loans at December 31, 2003 of approximately $38.0 million which is composed of unused consumer credit lines of approximately $8.5 million, unused commercial credit lines of approximately $5.6 million, unfunded construction loans of approximately $11.7 million, mortgage loans of approximately $2.0 million, and nonresidential loans of approximately $10.2 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at or before the time the rate is committed to the customer so the Company has no interest rate risk on these loans.

CharterBank is party to lines of credit in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$1,976,710	$—	$—	$—	$—
Loan commitments to fund construction loans in process	11,713,704	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	10,050,000	—	—	—	—
Loan commitments to originate commercial loans	88,500	—	—	—	—
Available home equity and unadvanced lines of credit	14,166,912	—	—	—	—
Letters of credit	276,883	—	—	—	—
Lease agreements	91,400	49,092	44,292	44,292	25,837
Deposits	220,661,818	23,971,121	8,824,372	11,801,810	6,060,068
Securities sold under agreements to repurchase	150,667,000	—	—	—	—
FHLB advances	121,575,000	—	—	—	—

Total commitments and contractual obligations	$531,267,927	$24,020,213	$8,868,664	$11,846,102	$6,085,905

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

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets. At December 31, 2003, our maximum borrowing capacity from the FHLB was approximately $316.2 million compared to $306.5 million at September 30, 2003. At December 31, 2003, we had outstanding FHLB borrowings of $248.6 million compared to $267.1 million at September 30, 2003, with unused borrowing capacity of $67.6 million and $39.4 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets.

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

At December 31, 2003, repurchase agreements totaled $150.7 million, a $29.4 million increase from the amount outstanding at September 30, 2003 of $121.3 million. Wholesale deposits were $47.9 million at December 31, 2003 compared to $49.7 million at September 30, 2003. Wholesale deposits included $7.3 million and $7.6 million in brokered deposits at December 31, 2003 and September 30, 2003, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $60.0 million for the three months ended December 31, 2003. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

Our primary investing activities are the origination of commercial real estate, one-to-four family real estate, commercial and consumer loans, and the purchase of mortgage and investment securities. During the three months ended December 31, 2003, we originated approximately $40.7 million in total loans. Residential mortgage loans accounted for 40.2% of the originations, construction loans for 17.8%, commercial and commercial real estate for 37.7%, and consumer loans for 4.3% of the originations during the three months ended December 31, 2003. Of the $16.4 million in residential mortgage loans originated, $9.1 million were sold to investors. Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $119.5 million for the three months ended December 31, 2003, and $126.4 million for the three months ended December 31, 2002. At December 31, 2003 and September 30, 2003, CharterBank had loan commitments to borrowers of approximately $38.0 million and $39.2 million, respectively, and available home equity and unadvanced lines of credit of approximately $14.2 million and $14.8 million, respectively.

The low interest rate environment, specifically low one-to-four family mortgage rates, has dramatically increased refinancing activity and, accordingly, cash flow from prepayments of mortgage securities. The level of this increased cash flow depends on the ongoing level of refinancing, and, thus, it is difficult to determine at this time. However, most projections indicate higher interest rates and significantly lower levels of refinancing which would reduce this cash flow in 2004. We have reinvested a significant portion of this cash flow in securities. During the third quarter of 2003, the Company began retaining conforming 15-year one-to-four family loans, with approximately $26.1 million being retained as of December 31, 2003.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $271.3 million at December 31, 2003, compared to $279.4 million at September 30, 2003. Total deposits decreased by $8.1 million during the three months ended December 31, 2003. Time deposit accounts scheduled to mature within one year were $120.8 million and $129.5 million at December 31, 2003 and September 30, 2003, respectively. While CharterBank has experienced certificates of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

Capital expenditures of $339,000 during the three months ended December 31, 2003 included approximately $299,000 for branch expansions. We anticipate that capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and possibly relocating support functions to one location during fiscal 2004 will be between $3.0 million and $7.0 million. Except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2004. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Capital and Capital Management

CharterBank has traditionally been a well-capitalized savings association. At December 31, 2003 and September 30, 2003, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $67.4 million and $66.4 million at December 31, 2003 and September 30, 2003, respectively. Tier 1 capital represented 13.90% and 13.80% of risk-weighted assets at December 31, 2003 and September 30, 2003, respectively. Tier 1 capital represented 8.89% and 8.78% of total regulatory assets at December 31, 2003 and September 30, 2003, which exceeds the well-capitalized requirements of 5.0%.

At December 31, 2003 and September 30, 2003, respectively, we had total risk-based capital of $134.7 million and $131.0 million and risk-based capital ratios of 27.81% and 27.23%, which significantly exceeds the applicable “well-capitalized” requirements for risk based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $29.5 million to $86.3 million at December 31, 2003.

We paid a dividend of $0.10 per share in December 2002 and March 2003, and $0.20 per share in June and September 2003, and January 2004, with First Charter, MHC waiving its portion of these dividends. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

Our capacity to pay dividends is limited by several factors including cash availability at Charter Financial, tax considerations, regulatory requirements and First Charter, MHC’s willingness and ability to waive its dividends on the 80% of our stock that it owns. The Office of Thrift Supervision, as part of its approval of our stock conversion in October 2001, prohibited any dividend from Charter Financial that would result in a return of capital to shareholders for a period of three years following the conversion.

Charter Financial’s primary sources of cash are distributions from CharterBank and possible sales of Freddie Mac common stock. CharterBank is generally permitted by the Office of Thrift Supervision to distribute its current year’s and prior two years undistributed earnings if

CharterBank is well capitalized after the distribution. Distributions in excess of this level require additional approval from the Office of Thrift Supervision.

First Charter, MHC historically has waived its portion of the dividends we pay and will consider waiving future dividends. First Charter, MHC is required to obtain approval of the Office of Thrift Supervision prior to waiving a dividend. The Office of Thrift Supervision considers a variety of factors in approving dividend waivers including its assessment of the rights of First Charter, MHC’s stakeholders.

Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46), was issued in January 2003 and was reissued in December 2003 as FASB Interpretation No. 46 (revised December 2003) – (FIN 46R). FIN 46 and FIN 46R are applicable to all special purpose entities no later than the end of the first reporting period ending after December 15, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s financial condition or results of operations.

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

Item 3

Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2003, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2003. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2003 included in Charter Financial’s 2003 annual report on Form 10-K.

Item 4

Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

The Company filed a Form 8-K with the Securities and Exchange Commission dated October 9, 2003, pursuant to Item 10 to report the adoption of the Code of Ethics for Senior Financial Officers of Charter Financial Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION (Registrant)

Date: February 13, 2004	By:	/s/ ROBERT L. JOHNSON

Robert L. Johnson President and Chief Executive Officer

Date: February 13, 2004	By:	/s/ CURTIS R. KOLLAR

Curtis R. Kollar Chief Financial Officer, Vice President And Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications