Form 10-Q
period 2004-03-31
CHARTER FINANCIAL CORP/GA
filed 2004-05-11
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2004, the registrant had 19,823,905 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,965,981 shares were held by the public and directors, officers and employees of the registrant.

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2004 and September 30, 2003

(unaudited)

	March 31, 2004	September 30, 2003
Assets
Cash and amounts due from depository institutions	$8,927,970	9,926,321
Interest-bearing deposits in other financial institutions	2,193,789	1,994,168

Cash and cash equivalents	11,121,759	11,920,489

Loans held for sale, market value of $2,826,701 and $2,058,892 at March 31, 2004 and September 30, 2003, respectively	2,805,564	2,026,261
Freddie Mac common stock	272,886,730	242,904,000
Mortgage-backed securities and collateralized mortgage obligations available for sale	374,084,194	394,432,288
Other investment securities available for sale	20,374,656	21,628,603
Federal Home Loan Bank stock	10,811,300	13,610,000

Loans receivable	310,651,303	299,877,198
Unamortized loan origination fees, net	(685,911)	(544,202)
Allowance for loan losses	(6,519,787)	(6,779,576)

Loans receivable, net	303,445,605	292,553,420

Real estate owned	798,755	683,577
Accrued interest and dividends receivable	2,676,732	3,200,112
Premises and equipment, net	9,463,976	9,382,894
Intangible assets, net of amortization	6,055,304	6,168,074
Other assets	1,432,390	1,985,645

Total assets	$1,015,956,965	1,000,495,363

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$291,001,112	279,385,708
Borrowings	358,167,100	388,441,220
Advance payments by borrowers for taxes and insurance	858,198	1,191,597
Deferred income taxes	100,858,850	88,196,330
Other liabilities	12,133,322	12,921,426

Total liabilities	763,018,582	770,136,281

Stockholders’ Equity:
Common stock, $0.01 par value; 19,823,205 and 19,822,405 shares issued at March 31, 2004 and September 30, 2003, respectively; 19,570,476 and 19,569,676 shares outstanding at March 31, 2004 and September 30, 2003, respectively	198,232	198,224
Additional paid-in capital	37,878,245	37,491,011
Treasury stock, at cost; 252,729 shares at March 31, 2004 and September 30, 2003	(7,836,234)	(7,836,234)
Unearned compensation - ESOP	(2,454,940)	(2,624,940)
Retained earnings	61,070,606	59,190,493
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	164,082,474	143,940,528

Total stockholders’ equity	252,938,383	230,359,082

Total liabilities and stockholders’ equity	$1,015,956,965	1,000,495,363

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Six Months Ended March 31, 2004 and 2003

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Interest and dividend income:
Loans receivable	$4,439,902	4,028,171	8,895,341	7,847,658
Mortgage-backed securities and collateralized mortgage obligations	3,384,421	2,879,942	6,981,780	6,314,293
Equity securities	1,491,615	1,360,228	2,813,138	2,558,498
Debt securities	102,982	87,960	183,785	193,706
Interest-bearing deposits in other financial institutions	23,783	27,383	38,058	52,283

Total interest and dividend income	9,442,703	8,383,684	18,912,102	16,966,438

Interest expense:
Deposits	1,174,647	1,410,296	2,418,502	2,791,114
Borrowings	2,848,817	3,301,059	5,898,016	6,941,179

Total interest expense	4,023,464	4,711,355	8,316,518	9,732,293

Net interest income	5,419,239	3,672,329	10,595,584	7,234,145
Provision for loan losses	—	—	30,000	—

Net interest income after provision for loan losses	5,419,239	3,672,329	10,565,584	7,234,145

Noninterest income:
Gain on sale of loans and servicing released loan fees	309,963	643,150	552,116	1,231,748
Service charges on deposit accounts	672,522	356,294	1,235,370	758,035
Gain on sale of Freddie Mac common stock	592,280	—	1,125,022	—
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	34,435	—	77,472	102,839
Loan servicing fees	57,732	78,515	89,699	139,407
Equity in loss of limited partnership	—	(61,031)	—	(106,746)
Brokerage commissions	58,885	106,228	127,882	168,708
Other	118,481	5,019	183,835	8,765

Total noninterest income	1,844,298	1,128,175	3,391,396	2,302,756

Noninterest expenses:
Salaries and employee benefits	2,504,589	2,603,228	5,051,366	5,065,227
Occupancy	620,546	564,258	1,280,421	1,069,295
Legal and professional	238,941	300,225	504,314	613,672
Marketing	247,743	231,186	438,164	392,490
Furniture and equipment	134,408	178,534	257,514	328,181
Postage, office supplies, and printing	94,437	175,764	220,309	291,090
Federal insurance premiums and other regulatory fees	56,122	53,525	109,977	104,059
Net cost of operations of real estate owned	43,025	42,561	51,375	40,998
Deposit premium amortization expense	55,226	19,088	112,770	19,088
Other	287,752	431,543	656,138	849,168

Total noninterest expenses	4,282,789	4,599,912	8,682,348	8,773,268

Income before income taxes	2,980,748	200,592	5,274,632	763,633
Income tax expense	775,033	36,283	1,353,166	100,673

Net income	$2,205,715	164,309	3,921,466	662,960

Basic and diluted net income per share	$0.11	0.01	0.20	0.03

Weighted average number of common shares outstanding	19,427,475	19,538,136	19,418,770	19,532,500

Weighted average number of common and common equivalent shares outstanding	19,478,094	19,545,123	19,456,818	19,534,833

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2004 and 2003

(unaudited)

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Cash flows from operating activities:
Net income	$3,921,466	662,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	—
Depreciation and amortization	481,385	370,789
Allocation of ESOP common stock	171,977	171,664
Gain on sale of premises and equipment	—	(5)
Equity in loss of limited partnership	—	106,746
Amortization of premiums and discounts, net	363,569	1,982,520
Gain on sale of loans	(552,116)	(1,231,748)
Proceeds from sale of loans	19,590,221	42,601,050
Originations and purchases of loans held for sale	(19,817,408)	(41,228,155)
Gain on sale of Freddie Mac common stock	(1,125,022)	—
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(77,472)	(102,839)
Provision for loss on real estate owned	23,694	352
Loss on sales of real estate owned	10,579	43,306
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	523,380	389,726
Decrease in other assets	487,528	1,064,284
(Decrease) increase in other liabilities	(426,255)	1,786,961

Net cash provided by operating activities	3,605,526	6,617,611

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	(19,550,000)	(800,000)
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	81,956,393	7,403,679
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	106,676,750	289,575,828
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(165,755,213)	(240,475,791)
Net cash paid for EBA Bancshares, Inc.	—	(3,791,005)
Proceeds from sale of other investment securities available for sale	13,769,236	—
Principal collections on other investment securities available for sale	—	—
Proceeds from sale of Freddie Mac common stock	1,165,543	—
Proceeds from maturities of other securities available for sale	7,000,000	4,000,000
Purchase of FHLB stock	(3,845,000)	(5,687,500)
Proceeds from redemption of FHLB stock	6,643,700	7,590,000
Net (increase) decrease in loans receivable, exclusive of loan sales	(11,246,021)	2,888,002
Proceeds from sale of real estate owned	174,385	288,777
Proceeds from sale of premises and equipment	—	5,000
Purchases of premises and equipment, net of dispositions	(383,970)	(1,536,876)

Net cash provided by investing activities	16,605,803	59,460,114

Cash flows from financing activities:
Purchase of common stock for treasury	—	(6,050,580)
Issuance of common stock	23,408	—
Dividends paid	(2,041,352)	(732,497)
Net increase in deposits	11,615,404	4,679,080
Proceeds from Federal Home Loan Bank advances	290,475,000	334,500,000
Principal payments on advances from Federal Home Loan Bank	(341,350,000)	(350,250,000)
Proceeds from other borrowings	914,720,500	607,990,000
Principal payments on other borrowings	(894,119,620)	(651,710,000)
Net decrease in advance payments by borrowers for taxes and insurance	(333,399)	(446,321)

Net cash used in financing activities	(21,010,059)	(62,020,318)

Net (decrease) increase in cash and cash equivalents	(798,730)	4,057,407

Cash and cash equivalents at beginning of period	11,920,489	10,118,137

Cash and cash equivalents at end of period	$11,121,759	14,175,544

Supplemental disclosures of cash flow information:
Interest paid	$8,416,446	9,670,921

Income taxes paid	$954,453	887,893

Supplemental disclosure of noncash financing activities:
Real estate acquired through foreclosure of the loans receivable	$323,836	223,340

Issuance of ESOP common stock	$533,833	123,691

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

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company, as of March 31, 2004 and September 30, 2003, and for the three and six month periods ended March 31, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and six months ended March 31, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2003.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and six months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Basic:
Net income	$2,205,715	$164,309	$3,921,466	$662,960
Weighted average number of common shares outstanding	19,427,475	19,538,136	19,418,770	19,532,500
Basic earnings per share	$0.11	$0.01	$0.20	$0.03

Diluted:
Net income	$2,205,715	$164,309	$3,921,466	$662,960
Weighted average number of common and common equivalent shares outstanding	19,478,094	19,545,123	19,456,818	19,534,833
Diluted earnings per share	$0.11	$0.01	$0.20	$0.03

(4) Comprehensive Income (Loss)

The primary component of other comprehensive income (loss) for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income (loss) for the three and six months ended March 31, 2004 and 2003.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Total comprehensive income (loss)	$4,989,265	$(15,962,950)	$24,063,412	$(5,722,067)
Change in net unrealized holding gains (losses) on securities, net of income taxes	2,783,550	(16,127,259)	20,141,946	(6,385,027)

Net income	$2,205,715	$164,309	$3,921,466	$662,960

(5) Stock-Based Compensation

During 2003, the Company amended the 2001 Stock Option Plan (the Plan) to allow for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At March 31, 2004, the Company had granted 152,000 options under the Plan of which 800 have been exercised and 1,000 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Net income, as reported	$2,205,715	$164,309	$3,921,466	$662,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(36,709)	(37,146)	(73,418)	(74,298)

Pro forma net income	$2,169,006	$127,163	$3,848,048	$588,662

Earnings per share:
Basic – as reported	$0.11	$0.01	$0.20	$0.03
Basic – pro forma	$0.11	$0.01	$0.20	$0.03

Diluted – as reported	$0.11	$0.01	$0.20	$0.03
Diluted – pro forma	$0.11	$0.01	$0.20	$0.03

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

The following summarizes the unaudited pro forma consolidated results of operations assuming EBA was acquired in a purchase accounting transaction on October 1, 2001 (in thousands).

	Three Months Ended March 31,	Six Months Ended March 31,
	2003	2003
Interest income	$8,988	$18,725
Net interest income before provision for loan losses	$3,926	$8,013
Noninterest income	$1,142	$2,382
Net income (loss)	$(1,863)	$(1,360)

(7) Goodwill and Other Intangible Assets

In conjunction with the acquisition of EBA, Charter Financial acquired the following goodwill and other intangible assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

Goodwill and other intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $55,226 and $112,770 for the three and six months ended March 31, 2004, respectively.

At March 31, 2004 and September 30, 2003, other intangible assets is summarized as follows:

	2004	2003
Deposit premium	$1,975,941	1,975,941
Less accumulated amortization	245,919	133,149

	$1,730,022	1,842,792

(8) Covered Call Program

At March 31, 2004, the Company had covered call options on Freddie Mac common stock outstanding on 173,300 shares for which it received $213,030 in premium. During the six months ended March 31, 2004, holders of the covered call options exercised their options to purchase 19,500 shares of Freddie Mac common stock. The Company recorded a pretax gain of $1,125,000 on the sale of these shares to the option holders. At March 31, 2004, the fair value of the remaining options was $50,765. The Company has recorded the unrealized gain in the income statement as the derivative instruments are not accounted for as hedges.

Item 2

Management’s Discussion and Analysis of Financial

Condition and

Results of Operations

Overview

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

•	Earnings per share improved which enhances the Company’s ability to support a regular quarterly dividend on a forward looking basis.

•	The Bank’s net interest income has significantly improved due to lower amortization of premiums on mortgage securities, reinvestment of cash flow, loan growth, lower deposit and borrowing interest expense, and overall net interest margin expansion.

•	Consistent with the Bank’s emphasis on attracting and retaining core deposits, deposit fee growth continued a strongly positive trend. A significant portion of this growth trend of fees on core deposits is attributable to the acquisition of $21.9 million in core deposits in connection with our acquisition of EBA Bancshares, Inc and its wholly-owned subsidiary, Eagle Bank, in February of 2003.

•	Gains from sales of one-to-four family mortgage loans declined in the quarters ended December 31, 2003 and March 31, 2004 due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans for the Bank’s own portfolio.

•	Our exposure to interest rate risk was stable to slightly improved from the prior quarter as we funded fixed rate mortgage securities with fixed rate borrowings.

•	Non-performing loans were lower than they were for the previous quarter. Management believes that the allowance for loan losses is adequate. No provision is indicated as losses and risk in the loan portfolio are essentially the same.

•	The pilot program of writing covered call options on Freddie Mac common stock resulted in the exercise of call options resulting in $592,280 in pre-tax gain on sale of such stock for the quarter.

•	Our book value per share of $13.02 at March 31, 2004 of which $8.45 is provided by the after tax equity in our Freddie Mac stock investment.

•	Freddie Mac common stock appreciated from $58.32 per share at December 31, 2003 to $59.06 at March 31, 2004. This was the reason for our other comprehensive income of $5.0 million. Our book value per share increased $0.21 per share.

•	A regular quarterly dividend of 20 cents per share and a special dividend of an additional 20 cents per share were paid to our minority shareholders during the quarter ended March 31, 2004.

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

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged approximately 18%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the recently enacted 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. First Charter, MHC, subject to the approval of the Office of Thrift Supervision, makes its own determination with respect to each dividend payment as to whether that dividend payment to First Charter, MHC will be waived. In 2003, we implemented a pilot program of selling covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our stockholders.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the Eagle acquisition. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. We maintained our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us. During the third fiscal quarter of 2003, we increased our regular quarterly dividend from 10 cents to 20 cents per share. During the quarter ended March 31, 2004, we paid a special dividend in the amount 20 cents per share in addition to the regular 20 cent per share quarterly dividend. Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases.

General

Charter Financial Corporation (“Charter Financial,” “Company”, “us,” or “we”) is a federally-chartered corporation organized in 2001, and is registered as a savings and loan holding company with the Office of Thrift Supervision. Charter Financial serves as the holding company for CharterBank (“Bank”). First Charter, MHC, a Federal mutual holding company, owns approximately 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Company, Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,665,500 shares of Freddie Mac common stock and Charter Insurance Company, a Hawaiian corporation which generates fee income by reinsuring a portion of CharterBank’s loan originations which carry private mortgage insurance. Charter Insurance Company owns 400,000 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial owns 4,620,500 shares of Freddie Mac common stock.

Our balance sheet at March 31, 2004 contains $272.9 million of Freddie Mac common stock, of which $266.6 million is unrealized gain. Noninterest-bearing liabilities include $102.9 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $163.7 million representing the net unrealized gain on the Freddie Mac common stock.

CharterBank completed the cash acquisition of EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in February 2003. The acquisition added three branches in the Auburn-Opelika area of Alabama with $53.8 million in net loans and $62.1 million in deposits. CharterBank now operates a main office, seven full-service branch offices, and four loan production offices in Georgia and Alabama. An application has been filed for an additional branch in LaGrange, Georgia.

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

Capital and Capital Management

CharterBank has traditionally been a well-capitalized savings association. The following table sets forth the tier 1 capital levels, risk-based capital levels, and ratios for the past ten quarters.

For the Quarters Ended	Tier 1 Capital	Risk- Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk - Based Capital	Total Risk - Based Capital Ratio
	(Dollars in millions)
March 31, 2004	$69.2	14.16%	9.38%	$135.6	27.71%
December 31, 2003	67.4	13.90	8.89	134.7	27.81
September 30, 2003	66.4	13.80	8.78	131.0	27.23
June 30, 2003	68.0	14.22	8.81	130.7	27.34
March 31, 2003	67.6	14.33	9.38	135.2	28.67
December 31, 2002	73.9	16.39	11.03	147.8	32.78
September 30, 2002	73.6	16.34	10.16	147.3	32.67
June 30, 2002	72.5	15.97	9.84	144.9	31.94
March 31, 2002	72.6	17.18	11.04	144.5	34.27
December 31, 2001	72.1	16.46	11.16	144.0	32.85

At March 31, 2004 and September 30, 2003, we exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios significantly exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $32.3 million to $86.6 million at March 31, 2004.

We initiated a quarterly dividend of $0.10 per share in December 2002 and increased the dividend to $0.20 per share in June 2003. We also paid a special dividend of $0.20 per share in March 2004. First Charter, MHC waived its receipt of dividends in all periods paid. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

Our capacity to pay dividends is limited by several factors including cash availability at Charter Financial, tax considerations, regulatory requirements and First Charter, MHC’s willingness and ability to waive its dividends on the approximately 80% of our stock that it owns. The Office of Thrift Supervision, as part of its approval of our stock conversion in October 2001, prohibited any dividend from Charter Financial that would result in a return of capital to shareholders for a period of three years following the conversion.

Historically, First Charter, MHC, has waived its portion of the dividends we pay and will consider waiving future dividends. First Charter, MHC is required to obtain approval of the Office of Thrift Supervision prior to waiving a dividend. The Office of Thrift Supervision considers a variety of factors in approving dividend waivers including its assessment of the rights of First Charter, MHC’s stakeholders.

Charter Financial’s primary sources of cash are distributions from CharterBank and possible sales of Freddie Mac common stock. CharterBank is generally permitted by the Office of Thrift Supervision to distribute its current year’s and prior two years undistributed earnings if CharterBank is well-capitalized after the distribution. Distributions in excess of this level require additional approval from the Office of Thrift Supervision.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized capital is comprised of accumulated other comprehensive income.

Accumulated other comprehensive income (“Unrealized Equity”) is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income at March 31, 2004 was $164.1 million, a $20.2 million increase from September 30, 2003 of $143.9 million as the price per share of our investment in Freddie Mac common stock increased from $52.35 to $59.06. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past nine quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Realized Equity	Unrealized Equity	Total Capital	Freddie Mac Common Stock Price
	(Dollars in Thousands)
March 31, 2004	$88,856	$164,082	$252,938	$59.06
December 31, 2003	87,444	161,299	248,743	58.32
September 30, 2003	86,419	143,940	230,359	52.35
June 30, 2003	84,408	142,589	226,997	50.77
March 31, 2003	87,208	149,576	236,784	53.10
December 31, 2002	91,825	165,703	257,528	59.05
September 30, 2002	93,205	155,961	249,166	55.90
June 30, 2002	92,099	170,181	262,280	61.20
March 31, 2002	92,273	174,094	266,367	63.37
December 31, 2001	91,473	181,378	272,851	65.40

As indicated in the following tables, other comprehensive income was $2.8 million for the three months ended March 31, 2004, compared to a loss of $16.1 million for the three months ended March 31, 2003. The income and loss was primarily the result of the change in the price of Freddie Mac common stock during the periods ended March 31, 2004 and 2003. The price of Freddie Mac common stock increased by $0.74 and decreased by $5.95 per share, for the quarters ended March 31, 2004 and March 31, 2003, respectively.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
December 31, 2003	4,630,500	$58.32	$270,050,760	$161,964,092
March 31, 2004	4,620,500	$59.06	$272,886,730	163,718,144

Change in Freddie Mac stock		$0.74		1,754,052
Other comprehensive income related to mortgage securities and other investments				1,029,498

Total other comprehensive income				$2,783,550

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
December 31, 2002	4,655,000	$59.05	$274,877,750	$164,896,587
March 31, 2003	4,655,000	$53.10	$247,180,500	147,890,476

Change in Freddie Mac stock		$(5.95)		(17,006,111)
Other comprehensive income related to mortgage securities and other investments				878,852

Total other comprehensive loss				$(16,127,259)

As indicated in the tables following, other comprehensive income was $20.1 million for the six months ended March 31, 2004, compared to a loss of $6.4 million for the six months ended March 31, 2003. The income and loss was primarily the result of the change in the price of

Freddie Mac common stock during the periods ended March 31, 2004 and 2003. The price of Freddie Mac common stock increased by $6.71 and decreased by $2.80 per share, for the six months ended March 31, 2004 and March 31, 2003, respectively.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2003	4,640,000	$52.35	$242,904,000	$145,283,854
March 31, 2004	4,620,500	$59.06	$272,886,730	163,718,144

Change in Freddie Mac stock		$6.71		18,434,290
Other comprehensive income related to mortgage securities and other investments				1,707,656

Total other comprehensive income				$20,141,946

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2002	4,655,000	$55.90	$260,214,500	$155,893,352
March 31, 2003	4,655,000	$53.10	$247,180,500	147,890,476

Change in Freddie Mac stock		$(2.80)		(8,002,876)
Other comprehensive income related to mortgage securities and other investments				1,617,849

Total other comprehensive loss				$(6,385,027)

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

In June 2003, we implemented a pilot program of writing covered call options on Freddie Mac common stock with 250,000 shares of stock. When we write a call option we receive a fee or premium. If the call option expires unexercised we retain this premium and record it as income. If the call option is exercised the premium is added to the sale proceeds and increases the gain on the sale of Freddie Mac stock. If a call option is in the money as the maturity of the call approaches, we evaluate the economics of allowing the call to be exercised or buying the call to prevent its exercise. The decision to allow the exercise or to repurchase the option is based on several factors including the strike price at which the option would be exercised, alternative investments for the proceeds of the sale, tax considerations, the proportion of realized to unrealized equity and the cost to repurchase the option. To the extent that the premium on unexercised options exceeds the premium when we repurchase a call option to prevent its exercise and thus the sale of the underlying Freddie Mac stock, the net premiums enhance our income and our return on investment. We entered into the pilot program with a limited number of shares to improve our understanding of the mechanics and the economics of the program. We are considering a modest expansion of the pilot program to allow us to better determine the income enhancement targets and whether the program can be used to help us manage the proportion of realized capital to unrealized capital.

During the three months ended September 30, 2003, we sold 15,000 shares of Freddie Mac common stock and during the six months ended March 31, 2004, we sold 19,500 shares of Freddie Mac common stock through exercises of call options.

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

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount. Risk ratings are initially assigned in accordance with the Bank’s loan and collection policy. On an ongoing basis, an organizationally independent department reviews grade assignments and considers current information regarding a borrowers’ financial condition and debt service capacity, collateral condition and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan, generally based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans. The Company has developed specific quantitative reserve factors which it applies to each loan type to develop reserve components. These reserve factors are based upon economic, market and industry conditions that are specific to the Company’s local markets and consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. They are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these items do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Management believes that the allowance for loan losses is adequate. Approximately 87.52% of the Bank’s loan portfolio is secured by real estate. The loan portfolio is broadly composed of residential real estate loans of 44.42%, construction loans of 5.53%, commercial real estate loans of 37.57%, commercial non real estate loans of 6.31% and consumer loans of 6.17%.

In recent years, the Bank has made an effort to build its business lines, and loans secured by commercial real properties now make up 37.57% of the loan portfolio. The Company’s largest funded loan is a $6.2 million loan on a medical office building in the metro Atlanta area. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $21.7 million to various hotel and motel operations. In a significant number of the loans secured by commercial properties, the properties are occupied by the owner and the ongoing operations of the business provide the cash to service the debt. Construction and development loans, which comprise 5.53% of the real estate loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions.

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

In addition, judgments and estimates are made in the determination of premium amortization on investment securities as well as the determination of income tax expense.

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

Also, the goodwill and core deposit premium will be evaluated annually for impairment in accordance with SFAS 142. The evaluation of impairment will be considered a critical accounting policy due to the subjective nature of the calculation and the assumptions used.

Comparison of Financial Condition at March 31, 2004 and September 30, 2003

At March 31, 2004 our total assets were $1.0 billion, up $15.5 million from September 30, 2003. The increase in total assets is a combination of the increased price of our Freddie Mac common stock, increased balances in our loan portfolio and a decrease in our mortgage securities balances. On the liability side of the balance sheet, increases in deposits and accumulated other comprehensive income were partially offset by a decrease in borrowings.

The following table shows the actual balance of loans outstanding at March 31, 2004 as well as the quarterly average balances of loans outstanding. The risk and return characteristics of loans vary significantly by the type of loan.

For the Quarters Ended	1-4 Family Residential	Construction	Nonresidential Real Estate	Consumer	Commercial Non- Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in thousands)
Actual Balance:
March 31, 2004	$138,001	$17,185	$116,711	$19,149	$19,605	$310,651	NA

Average Balance:
March 31, 2004	$135,671	17,145	113,155	19,778	20,967	306,716	1.0
December 31, 2003	$132,894	15,956	111,629	19,886	23,200	303,565	3.4
September 30, 2003	$125,283	16,617	108,026	19,995	23,624	293,545	6.4
June 30, 2003	$110,757	16,534	100,360	21,334	26,895	275,880	15.3
March 31, 2003	$105,334	14,290	78,399	20,175	21,162	239,360	9.7
December 31, 2002	$103,440	9,985	68,627	19,544	16,614	218,210	0.2
September 30, 2002	$105,461	7,161	68,491	19,912	16,661	217,686	0.7
June 30, 2002	$107,436	11,270	67,231	19,752	10,421	216,110	(2.1)
March 31, 2002	$114,801	10,809	66,114	20,787	8,308	220,819	(3.3)
December 31, 2001	$126,126	10,055	61,670	22,501	7,902	228,344	—

The June 2003 quarter was the first full quarter which included the loans acquired in the Eagle Bank acquisition. Loans acquired in the Eagle Bank acquisition in February 2003 totaled $55.3 million. One-to-four family loans have increased at a greater rate since the June quarter when we started retaining 15 year conforming loans. Future portfolio growth of these 15 year loans is dependent on interest rates as well as our future decisions to retain or sell these loans. The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends on interest rates, economic conditions and competitive pricing of these loans within our market. The average balance of commercial non-real estate loans increased in the June 2003 quarter reflecting the loans acquired in the Eagle Bank acquisition. Reductions in the commercial non-real estate portfolio in the following quarters represent our efforts to strategically reposition the portfolio.

Mortgage-backed securities and collateralized mortgage obligations decreased 5.14% from $394.4 million at September 30, 2003 to $374.1 million at March 31, 2004. The market value of Freddie Mac common stock increased $30.0 million, or 12.35%, from $242.9 million to $272.9 million, as the price per share of Freddie Mac common stock increased from $52.35 at September 30, 2003 to $59.06 at March 31, 2004.

Total deposits increased from $279.4 million at September 30, 2003 to $291.0 million at March 31, 2004. The Bank has de-emphasized certificates of deposit as sources of funding and focused on attracting and retaining core deposits in order to reduce interest expense. Accordingly, as shown in the table following, over the last two years, core deposits (checking, money market and savings accounts) have increased from $50.4 million to $117.5 million. Approximately $21.9 million of the increase in the March 2003 quarter was a result of the acquisition of Eagle Bank. Fees on core deposit accounts increased from $229,000 in the December 2001 quarter to $672,500 in the March 2004 quarter. In the quarter ending March 31, 2004 the Bank obtained a new governmental MMDA deposit of approximately $20 million.

	Deposit Fees	Transaction Accounts	Savings	MMDA	Certificates
	(Dollars in thousands)
March 31, 2004	$673	$61,672	$14,816	$53,514	$160,999
December 31, 2003	563	56,061	14,610	28,884	171,765
September 30, 2003	496	53,048	15,419	31,079	179,840
June 30, 2003	463	50,024	14,647	33,934	178,006
March 31, 2003	356	46,609	14,779	34,169	181,926
December 31, 2002	402	32,621	9,302	26,167	140,462
September 30, 2002	351	34,237	9,132	26,110	141,267
June 30, 2002	289	32,297	9,317	26,689	146,064
March 31, 2002	246	30,495	8,955	17,312	147,185
December 31, 2001	229	24,865	8,148	17,352	145,800

Management will continue to use FHLB advances and repurchase agreements to fund the securities and loan portfolio growth. The maturity dates of new advances will be determined at the time the advance is taken and will be based on interest rates, the Company’s interest rate risk profile and other factors. Repurchase agreements are generally less than 45 days to maturity and carry rates at or slightly above LIBOR. Borrowings decreased $30.2 million or 8.4% from $388.4 million at September 30, 2003 to $358.2 million at March 31, 2004 as mortgage securities also decreased $20.3 million.

Charter Financial recorded $4.3 million of goodwill and $2.0 million of core deposit intangible as a result of the acquisition of Eagle Bank in fiscal 2003. The core deposit intangible is amortized over 13 years using an accelerated method of amortization.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized capital is comprised of accumulated other comprehensive income.

Total capital increased to $252.9 million at March 31, 2004 from $230.4 million at September 30, 2003. Unrealized equity increased to $164.1 at March 31, 2004 from $143.9 million at September 30, 2003 primarily as a result of the price of Freddie Mac stock increasing to $59.06 per share at March 31, 2004 from $52.35 at September 30,2003. Realized capital increased to $88.9 million at March 31, 2003 from $86.4 million at September 30, 2003.

Comparison of Operating Results for the Three Months

Ended

March 31, 2004 and 2003

General

Net income was $2.2 million for the three months ended March 31, 2004, which was $2.0 million higher than the net income of $164,309 for the three months ended March 31, 2003. The most significant factors in the earnings increase were the significantly higher net interest income and the $592,280 gain on the sale of Freddie Mac common stock related to our covered call program.

Net Interest Income

As shown in the table following, net interest income increased $1.7 million from $3.7 million for the three months ended March 31, 2003 to $5.4 million for the three months ended March 31, 2004. For the same periods, our net interest spread increased from 0.34% to 1.23% and our net interest margin from 1.56% to 2.13%.

For the Quarters Ended	Net Interest Income	Net Interest Rate Spread	Net Interest Margin	Net Amortization of Premium on Mortgage- related Securities	Yield on Freddie Mac Common Stock
	(Dollars in thousands)
March 31, 2004	$5,419	1.23%	2.13%	$129	1.97%
December 31, 2003	5,176	1.19	2.07	204	1.91
September 30, 2003	4,345	0.89	1.79	456	2.04
June 30, 2003	3,951	0.53	1.64	663	1.83
March 31, 2003	3,672	0.34	1.56	995	1.84
December 31, 2002	3,562	0.18	1.51	970	1.51
September 30, 2002	4,512	0.48	1.81	207	1.41
June 30, 2002	4,029	0.16	1.66	200	1.36
March 31, 2002	3,529	(0.14)	1.52	408	1.35
December 31, 2001	3,824	(0.28)	1.70	17	1.23

As the preceding table illustrates, the net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. Charges against interest income for net premium amortization reached its peak in the March 2003 quarter, with amortization of $995,000. By March 2004, net amortization of premiums on mortgage-related securities had returned to a more normal level at $129,000. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected causing our securities to pay off sooner than expected and triggering acceleration of amortization.

Our net interest spread and, to a lesser extent, our net interest margins are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table above, the yield on Freddie Mac common stock has increased and helped the net interest spread. The increase in the yield on Freddie Mac common stock is primarily from the increased dividend on Freddie Mac common stock.

The table below shows the yields or costs of other significant components of our net interest income.

For the Quarters Ended	Yield on Mortgage Securities	Yield on Loans	Costs of Certificates of Deposit	Costs of Deposits	Costs of Borrowings
March 31, 2004	3.40%	5.79%	2.38%	1.81%	2.94%
December 31, 2003	3.47	5.87	2.48	1.95	3.01
September 30, 2003	2.84	6.12	2.64	2.08	3.19
June 30, 2003	2.78	6.31	2.91	2.31	3.53
March 31, 2003	2.85	6.73	3.16	2.52	3.66
December 31, 2002	3.22	7.00	3.45	2.76	3.79
September 30, 2002	3.99	7.54	3.68	2.99	3.75
June 30, 2002	3.76	7.53	3.93	3.24	3.94
March 31, 2002	3.36	7.94	4.33	3.63	4.15
December 31, 2001	4.32	8.17	5.12	4.32	4.65

Costs of borrowings have steadily decreased from 4.65% in the December 2001 quarter to 2.94% in the March 2004 quarter as adjustable rate borrowings have decreased in rate and fixed rate borrowings have matured and been replaced by lower rate borrowings. While the majority of the borrowings have monthly rate resets, we have $180.8 million of fixed rate borrowings with a weighted average remaining maturity of approximately six years and an average rate of 4.91%.

The yield on mortgage securities has varied over the past ten quarters from a high in the December 2001 quarter of 4.32% to a low of 2.78% in June 2003 and ending at 3.40% in March 2004. The yield in the March, June and September 2003 quarters was significantly impacted by high net premium amortization as mortgage security portfolios were paid off rapidly due to low mortgage rates and record rates of refinancing. Additionally, yields on securities declined during early fiscal 2003 as a result of management’s decision to reinvest the heavy cash inflows from rapidly prepaying fixed rate mortgage securities into adjustable rate mortgage securities. In August of 2003, management increased its investment in fixed rate mortgage securities and by March 31, 2004, fixed rate mortgage securities comprised 47% of the total mortgage securities portfolio, compared to 35% at March 31, 2003.

As shown in the preceding table, the yield on loans has declined 121 basis points over the past six quarters from 7.00% for the December 2002 quarter to 5.79% for the March 2004 quarter. The yield reduction is primarily the result of older, higher yield loans paying off in the low interest rate environment and being replaced with new, lower yielding loans. During June of 2003 the Bank began retaining 15 year single family loans in its loan portfolio. As of March 31, 2004, the Bank held $29.0 million of these loans in its portfolio with an average rate of 4.83%. Average loans outstanding increased from $239.4 million during the March 2003 quarter to $306.7 million for the March 2004 quarter. Approximately $55.3 million of loans were acquired in the Eagle Bank acquisition.

Also, shown in the preceding table, the costs of deposits decreased 251 basis points from 4.32% for the December 2001 quarter to 1.81% for the March 2004 quarter. The average cost of certificates of deposits dropped 274 basis points, more than overall deposits. At current rates, management’s ability to lower the rate on deposits is very limited.

The 238 basis point drop in loan yield, from the December 2001 quarter to the March 2004 quarter, was comparable to the 251 basis point decrease in the costs of deposits for the same period. For these same two periods the decline in mortgage securities yields, of 92 basis points, was significantly less than the decrease of 171 basis points in the cost of borrowings. This provided a significant boost to the net interest spread, margin and income, when, in addition, the increase in dividends on Freddie Mac common stock contributed to the increase in net interest income.

Interest income increased by $1,059,000 to $9.4 million for the three months ended March 31, 2004 from $8.4 million for the three months ended March 31, 2003. The main drivers were an increase of $504,479 in interest on mortgage securities and an increase in interest on loans of $411,731 resulting from higher average loan balances. Higher loan balances were due, in part, to the loans acquired in the Eagle Bank acquisition.

Interest expense fell by $687,891 from $4.7 million for the three months ended March 31, 2003 to $4.0 million for the three months ended March 31, 2004. Interest expense on deposits and borrowings decreased $235,649 and $452,241, respectively, in 2004 compared to 2003. The reduction in interest expense on both borrowings and deposits is due to lower interest rates.

In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of March 31, 2004.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 88.62% at March 31, 2004. However, the dividend yield on the market value of the Freddie Mac common stock was 1.97%.

Average Balance Table

For the quarters ended March 31, 2004 and 2003

	For the Three Months Ended March 31,						Balance as of March 31, 2004
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions (1)	$2,989	$24	3.21%	$8,090	$28	1.38%	$2,194
FHLB common stock and other equity securities	12,119	105	3.47	13,539	150	4.43	10,811
Mortgage-backed securities and collateralized mortgage obligations available for sale	398,420	3,384	3.40	404,490	2,880	2.85	374,084
Other investment securities available for sale	14,300	103	2.88	10,697	88	3.29	20,375
Loans receivable (2)	306,716	4,440	5.79	239,360	4,028	6.73	310,651

Total interest-earning assets excluding Freddie Mac common stock	734,544	8,056	4.39	676,176	7,174	4.24	718,115
Freddie Mac common stock	281,534	1,386	1.97	263,079	1,210	1.84	272,887

Total interest-earning assets including Freddie Mac common stock (3)	1,016,078	9,442	3.72	939,255	8,384	3.57	991,002
Total noninterest-earning assets	24,672	—		18,730	—		24,955

Total assets	$1,040,750	9,442		$957,985	8,384		$1,015,957

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$37,422	$42	0.45	$24,969	$54	0.87	$38,946
Savings accounts	14,737	9	0.24	11,687	16	0.55	14,816
Money market deposit accounts	42,084	141	1.34	29,701	97	1.31	53,514
Certificate of deposit accounts	164,843	982	2.38	157,561	1,244	3.16	160,999

Total interest-bearing deposits	259,086	1,174	1.81	223,918	1,411	2.52	268,275
Borrowed funds	387,244	2,849	2.94	360,350	3,301	3.66	358,167

Total interest-bearing liabilities	646,330	4,023	2.49	584,268	4,712	3.23	626,442
Noninterest-bearing deposits	21,873			14,349	—		22,727
Other noninterest-bearing liabilities	114,547	—		110,059	—		113,850

Total noninterest-bearing liabilities	136,420	—		124,408	—		136,577
Total liabilities	782,750	4,023		708,676	4,712		763,019
Total stockholders’ equity	258,000	—		249,309			252,938

Total liabilities and stockholders’ equity	$1,040,750	4,023		$957,985	4,712		$1,015,957

Net interest income including Freddie Mac common stock		$5,419			$3,672

Net interest rate spread, including Freddie Mac common stock (4)			1.23%			0.34%
Net interest margin including Freddie Mac common stock (5)			2.13%			1.56%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			157.21%			160.76%
Net interest income, excluding Freddie Mac common stock dividends		$4,033			$2,462

Net interest rate spread, excluding Freddie Mac common stock (6)			1.90%			1.01%
Net interest margin, excluding Freddie Mac common stock (7)			2.20%			1.46%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			113.65%			115.73%

(footnotes on following page)

(1)	Interest income included $15,628 which was earned on a federal income tax refund.
(2)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.
(3)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(7)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The relatively low interest rate spread is a combination of a balance sheet structure with a high proportion of Freddie Mac common stock, which has a low yield of 1.97% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk, and the recent effects of low interest rates on residential mortgage loans, including the high prepayments of portfolio mortgage loans and securities.

The following table is a reconciliation of net interest margin with and without Freddie Mac common stock.

	Three Months Ending March 31, 2004		Three Months Ending March 31, 2003
	Net Interest Spread	Net Interest Margin	Net Interest Spread	Net Interest Margin
Including Freddie Mac Common Stock	1.23	2.13	0.34	1.56
Excluding Freddie Mac Common Stock	1.90	2.20	1.01	1.46

Attributable to Freddie Mac Common Stock	(0.67)	(0.07)	(0.67)	0.10

Provision for Loan Losses

No provision for loan losses was taken for the three months ended March 31, 2004 and 2003.

While national economic statistics indicate some improvement in overall economic conditions, the local economy remains uncertain with West Point Stevens, one of the largest employers in our market area, in bankruptcy. West Point Stevens announced in November 2003, and January 2004 that it was closing three mills and laying off 1,150 employees in our market area. The impact of mill closings announced late in 2003 and in January 2004 have not yet impacted loan delinquencies. The layoffs associated with the mill closings did not occur until late in the quarter ended March 31, 2004. In addition, the individuals laid off had severance payments and presumably were able to make loan payments and provide for other living expenses from their severance. We anticipate that we will see the impact of these layoffs in delinquencies in the June or September 2004 quarters. Actual charge-offs may be spread out over as much as two years.

As measured by our matrix methodology, the loan portfolio has slightly less risk than at December 31, 2003. The loan portfolio grew by $3.6 million with approximately $3 million in growth in the low risk 1-4 family loans, approximately $3 million in growth in the moderate risk commercial real estate loans and with shrinkage in the high risk commercial and consumer loans. Non-accrual loans dropped by $450,000 at March 31, 2004 compared to December 31, 2003.

The unallocated allowance changed by less than $5,000. The allowance required by the matrix methodology dropped by $225,000 while the total allowance dropped by a slightly lesser amount of $222,000. Local economic conditions are very similar to those at December 31, 2003 which we have reflected through a virtually unchanged unallocated allowance. We also experienced changes in other factors, which we believe are appropriately covered by the matrix methodology. These other factors are the increase in the portfolio and the high level of charge-offs which were offset by the reduction in non-accrual loans and the change to a slightly lower risk mix of loans.

While net charge-offs for the quarter ended March 31, 2004 were high compared to the quarter ended December 31, 2003, our methodology did not prescribe an addition to the allowance. The losses had previously been considered in the allowance for loan losses, primarily through the allowance of the acquired Eagle Bank. Net charge-offs for the quarter were $222,406 compared to $67,381. Of these net charge-offs, $216,206 in the quarter ending March 31, 2004 and $33,275 in the quarter ended December 31, 2003 were attributable to the loans acquired through the Eagle Bank acquisition.

Noninterest Income

Noninterest income improved from $1.1 million for the three months ended March 31, 2003 to $1.8 million for the three months ended March 31, 2004. The table below shows the components of noninterest income for the last ten quarters. There was a $592,280 gain on sale of Freddie Mac common stock during the three months ended March 31, 2004, while there were no sales for the three months ended March 31, 2003 resulting from the exercise of calls written as a part of the Company’s covered call program. Other income included $80,559 in income on the covered call program, which was started during fiscal 2003.

Fees on deposits increased to $672,000 for the three months ended March 31, 2004 from $356,000 for the three months ended March 31, 2003 as we increased both the balance and number of our transaction accounts and the levels of fees per account. Gain on sale of loans decreased to $309,000 for the three months ended March 31, 2004 from $643,000 for the three months ended March 31, 2003 as interest rates on home mortgages increased making it much less attractive for borrowers to refinance their mortgages. Our remaining equity in earnings of a limited partnership, which invested in loan servicing rights, was charged off in fiscal 2003, and, therefore, reflected no activity in the three months ended March 31, 2004 compared to a loss of $61,031 in the three months ended March 31, 2003. Other income for the March 2004 quarter included $58,885 in brokerage commissions on the sale of alternative investments which was a decrease from the same quarter the prior year.

For the Quarters Ended	Loan Servicing Fees	Deposit Fees	Gain on Sale of Loans	Gain (Loss) on Sale of Investments	Equity in Gain (Loss) of Limited Partnership	Other Income
	(Dollars in thousands)
March 31, 2004	$58	$672	$309	$627	$—	$177
December 31, 2003	32	563	242	576	—	134
September 30, 2003	27	496	657	773	—	170
June 30, 2003	(11)	463	886	4	—	126
March 31, 2003	79	356	643	—	(61)	111
December 31, 2002	61	402	589	103	(46)	66
September 30, 2002	64	351	539	205	(792)	39
June 30, 2002	72	289	354	(1,481)	54	29
March 31, 2002	89	246	438	15	268	—
December 31, 2001	81	229	529	444	(95)	60

Noninterest Expense

Noninterest expense decreased $317,122 to $4.3 million for the three months ended March 31, 2004 from $4.6 million for the same period in 2003. The table following shows the components of noninterest expense for the past six quarters.

	March 2004	December 2003	September 2003	June 2003	March 2003	December 2002
Compensation & employee benefits	$2,505	$2,547	$2,664	$2,845	$2,603	$2,462
Occupancy	621	660	603	567	565	505
Legal & professional	239	265	347	301	300	313
Marketing	248	190	266	197	231	161
Furniture & equipment	134	123	144	159	179	150
Postage, office supplies, and printing	94	126	134	146	176	115
Federal insurance premiums and other regulatory fees	56	54	55	52	54	51
Net cost (gain) of operations of real estate owned	43	8	18	92	43	(2)
Deposit premium amortization expense	55	58	58	57	19	—
Other	288	369	368	379	430	418

Total	$4,283	$4,400	$4,657	$4,795	$4,600	$4,173

Compensation and benefits for the three months ended March 31, 2004 was $2.5 million; approximately $99,000 lower than the three months ended March 31, 2003 and approximately $42,000 lower than the three months ended December 31, 2003. The quarterly cost of the Company’s restricted stock grants dropped $180,000 per quarter as the first stock grants fully vested on August 1, 2003. Additional shares will fully vest on August 1, 2004 which will result in a reduction of approximately $89,000 in expense per quarter after that date. Costs of future restricted stock grants will depend on the number of shares granted, the price of the stock on the date of the grant, and the vesting period. The expense reduction in the restricted stock was offset by the expense of the employees acquired in the Eagle Bank acquisition and by a general increase in compensation and benefits.

Deposit premium amortization was $55,000 for the three months ended March 31, 2004 compared to $19,000 for the three months ended March 31, 2003. The Eagle Bank acquisition was closed in late February 2003 so the 2003 period includes one month of amortization while the 2004 period includes three months of amortization. The three months ended March 31, 2003 included integration expenses related to the acquisition of Eagle Bank in several categories including marketing, legal and professional, and postage, office supplies and printing.

Income Taxes

Income taxes increased to $775,033 for the three months ended March 31, 2004 from $36,283 for the three months ended March 31, 2003, for an increase of $738,750. The effective tax rate increased from 18.09% for the three months ended March 31, 2003 to 26.0% for the three months ended March 31, 2004. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, was the primary driver of the lower effective tax rate in the quarter ended March 31, 2003 and had a lesser impact on the quarter ended March 31, 2004 due to the higher level of taxable income in the 2004 quarter.

Comparison of Operating Results for the Six Months Ended

March 31, 2004 and 2003

General

Net income was $3.9 million for the six months ended March 31, 2004, which was $3.3 million higher than the net income of $663,000 for the six months ended March 31, 2003. The most significant factors in the earnings increase were the significantly higher net interest income and the $1,125,022 gain on the sale of Freddie Mac common stock related to our covered call program.

Net Interest Income

Net interest income increased $3.4 million from $7.2 million for the six months ended March 31, 2003 to $10.6 million for the six months ended March 31, 2004. For the same periods, our net interest spread increased from 0.27% to 1.22% and our net interest margin from 1.53% to 2.10%.

The net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. Charges against interest income for net premium amortization for the six months ended March 31, 2003 totaled $1,965,000. For the six months ended March 31, 2004, net amortization of premiums on mortgage-related securities had returned to a more normal level at $333,000. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected causing our securities to pay off sooner than expected and triggering acceleration of amortization.

Interest income increased by $1.9 million to $18.9 million for the six months ended March 31, 2004 from $17.0 million for the six months ended March 31, 2003. The main drivers were an increase in interest on loans of $1.0 million resulting from higher average loan balances and higher yields on mortgage securities due to lower net amortization of premiums on mortgage securities. Higher loan balances were due, in part, to the loans acquired in the Eagle Bank acquisition.

Interest expense fell by $1.4 million from $9.7 million for the six months ended March 31, 2003 to $8.3 million for the six months ended March 31, 2004. Interest expense on deposits and borrowings decreased $372,612 and $1.0 million, respectively, in 2004 compared to 2003. The reduction in interest expense on both borrowings and deposits is due to lower interest rates. The decrease in interest expense on deposits was moderated by the increase in deposit balances.

Our net interest spread and, to a lesser extent, our net interest margins are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table above, the yield on Freddie Mac common stock has increased with the increased yield helping the net interest spread. A portion of the increase in the Freddie Mac yield is from the increased dividend and a portion is from a lower market price of Freddie Mac common stock.

Costs of borrowings have decreased from 3.73% in the six months ended March 31, 2003 to 2.97% in the six months ended March 31, 2004. While the majority of the borrowings have monthly interest rate resets, we have $180.8 million of fixed rate borrowings with a weighted average remaining maturity of approximately six years and an average rate of 4.91%.

In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of March 31, 2004.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 82.70% at March 31, 2004. However, the dividend yield on the market value of the Freddie Mac common stock was 1.94%. The appreciation in the market value of the Freddie Mac common stock is the reason for our strong accumulated other comprehensive income.

Average Balance Table

For the quarters ended March 31, 2004 and 2003

	For the Six Months Ended March 31,						Balance as of March 31, 2004
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions (1)	$3,598	$38	2.11%	$6,937	$52	1.50%	$2,194
FHLB common stock and other equity securities	12,728	223	3.50	13,681	324	4.74	10,811
Mortgage-backed securities and collateralized mortgage obligations available for sale	406,668	6,982	3.43	415,542	6,314	3.04	374,084
Other investment securities available for sale	12,331	184	2.98	11,390	194	3.41	20,375
Loans receivable (2)	305,131	8,895	5.83	228,669	7,848	6.86	310,651

Total interest-earning assets excluding Freddie Mac common stock	740,456	16,322	4.41	676,219	14,732	4.36	718,115
Freddie Mac common stock	266,588	2,590	1.94	267,349	2,234	1.67	272,887

Total interest-earning assets including Freddie Mac common stock (3)	1,007,044	18,912	3.76	943,568	16,966	3.60	991,002
Total noninterest-earning assets	24,307	—		17,055	—		24,955

Total assets	$1,031,351	18,912		$960,623	16,966		$1,015,957

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$35,167	$86	0.49	$24,208	$106	0.88	$38,946
Savings accounts	14,883	21	0.28	10,434	33	0.63	14,816
Money market deposit accounts	36,583	236	1.29	28,055	195	1.39	53,514
Certificate of deposit accounts	170,625	2,076	2.43	149,057	2,457	3.30	160,999

Total interest-bearing deposits	257,258	2,419	1.88	211,754	2,791	2.64	268,275
Borrowed funds	396,590	5,898	2.97	372,322	6,941	3.73	358,167

Total interest-bearing liabilities	653,848	8,317	2.54	584,076	9,732	3.33	626,442
Noninterest-bearing deposits	21,452			12,189	—		22,727
Other noninterest-bearing liabilities	108,474	—		111,051	—		113,850

Total noninterest-bearing liabilities	129,926	—		123,240	—		136,577
Total liabilities	783,774	8,317		707,316	9,732		763,019
Total stockholders’ equity	247,577	—		253,307			252,938

Total liabilities and stockholders’ equity	$1,031,351	8,317		$960,623	9,732		$1,015,957

Net interest income including Freddie Mac common stock		$10,595			$7,234

Net interest rate spread, including Freddie Mac common stock (4)			1.22%			0.27%
Net interest margin including Freddie Mac common stock (5)			2.10%			1.53%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			154.02%			161.55%
Net interest income, excluding Freddie Mac common stock dividends		$8,005			$5,000

Net interest rate spread, excluding Freddie Mac common stock (6)			1.87%			1.03%
Net interest margin, excluding Freddie Mac common stock (7)			2.16%			1.48%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			113.25%			115.78%

(footnotes on following page)

(1)	Interest income included $15,628 which was earned on a federal income tax refund.
(2)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.
(3)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(7)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The relatively low spread is a combination of a balance sheet structure with a high proportion of Freddie Mac common stock, which has a low yield of 1.94% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, including amortization of premium on CMO’s and the high prepayments of portfolio mortgage loans and securities.

The following table is a reconciliation of net interest margin with and without Freddie Mac common stock.

	Six Months Ending March 31, 2004		Six Months Ending March 31, 2003
	Net Interest Spread	Net Interest Margin	Net Interest Spread	Net Interest Margin
Including Freddie Mac Common Stock	1.22	2.10	0.27	1.53
Excluding Freddie Mac Common Stock	1.87	2.16	1.03	1.48

Attributable to Freddie Mac Common Stock	(0.65)	(0.06)	(0.76)	0.05

Provision for Loan Losses

The provision for loan losses was $30,000 for the six months ended March 31, 2004, while no provision was taken for the six months ended March 31, 2003. The Bank had net charge-offs of $289,789 for the six months ended March 31, 2004 compared to $54,500 for the six months ended March 31, 2003. For the six months ended March 31, 2004, $249,481 of the net charge-offs related to loans acquired in the Eagle Bank acquisition.

Noninterest Income

Noninterest income improved from $2.3 million for the six months ended March 31, 2003 to $3.4 million for the six months ended March 31, 2004. The 2004 gain on the sale of Freddie Mac common stock was $1,125,022 resulting from the exercise of calls written as a part of the Company’s pilot covered call program. Other income included $139,791 in income on the covered call program, which was started during fiscal 2003. Loan servicing income was $90,000 for the six months ended March 31, 2004 compared to $140,000 for the six months ended March 31, 2003. Loan servicing income has steadily declined as the Company currently sells loans servicing released and does not replace the runoff of loans serviced that provided this income stream. Our remaining equity in earnings of a limited partnership, which invested in loan servicing rights, was charged off in fiscal 2003, and, therefore, reflected no activity in the six months ended March 31, 2004 compared to a loss of $106,746 in the six months ended March 31, 2003. Other income for the six month period included $128,000 in brokerage commissions on the sale of alternative investments which was a decrease from the same period in the prior year.

Noninterest Expense

Noninterest expense decreased $91,000 for the six months ended March 31, 2004 from the same period in 2003. The table following shows the components of noninterest expense for the six months ended March 31, 2004 and 2003

	For the Six Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Compensation & employee benefits	$5,052	$5,065
Occupancy	1,281	1,070
Legal & professional	504	613
Marketing	438	392
Furniture & equipment	257	329
Postage, office supplies, and printing	220	291
Federal insurance premiums and other regulatory fees	110	105
Net cost of operations of real estate owned	51	41
Deposit premium amortization expense	113	19
Other	657	848

Total	$8,683	$8,773

Compensation and benefits for the six months ended March 31, 2004 was $5.1 million; approximately $13,000 lower than the six months ended March 31, 2003. The quarterly cost of the Company’s restricted stock grants dropped $180,000 per quarter as the first stock grants fully vested on August 1, 2003. Additional shares will fully vest on August 1, 2004 which will result in a reduction of approximately $89,000 per quarter after that date. Costs of future restricted stock grants will depend on the number of shares granted, the price of the stock on the date of the grant and the vesting period. The expense reduction in the restricted stock was offset by the expense of the employees acquired in the Eagle Bank acquisition and by a general increase in compensation and benefits.

Occupancy expense was up $211,000 for the six months ended March 31, 2004 compared to the six months ended March 31, 2003. Approximately $94,000 of the increase is directly attributable to the Eagle Bank acquisition, with other portions of the increase due to information systems including electronic banking expenses and indirectly attributable to costs of operating facilities and servicing customers acquired in the Eagle Bank acquisition.

Deposit premium amortization was $113,000 for the six months ended March 31, 2004 compared to $19,000 for the six months ended March 31, 2003. The Eagle Bank acquisition was effective in late February of 2003 so there was only one month’s amortization recorded in the 2003 period.

Income Taxes

Income taxes increased to $1,353,166 for the six months ended March 31, 2004 from $100,673 for the six months ended March 31, 2003, for an increase of $1,252,493. The effective tax rate increased from 13.18% for the six months ended March 31, 2003 to 25.65% for the six months ended March 31, 2004. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, contributed to the lower effective tax rate in 2003. The dividends received deduction had a greater impact on the 2003 period than the 2004 period due to the lower level of taxable income in the 2003 period.

Asset Quality

The following table shows that nonperforming loans rose from $5.1 million at September 30, 2003 to $5.5 million at March 31, 2004. Nonperforming loans acquired in the Eagle Bank acquisition made up $560,000 of these loans at March 31, 2004. Nonperforming loans as a percent of total loans grew from 1.71% at September 30, 2003 to 1.77% at March 31, 2004. Approximately 90% of our nonaccrual loans had real estate as collateral at March 31, 2004.

Nonperforming loans are not accruing interest. The following table shows under-performing loans and nonperforming assets.

	March 31, 2004	September 30, 2003
	(In thousands)
Under-performing loans	$163	$633

Total nonperforming loans	5,503	5,124
Foreclosed real estate, net	799	684

Total nonperforming assets	$6,302	$5,808

Nonperforming loans to total loans	1.77%	1.71%
Nonperforming assets to total assets	0.62%	0.58%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans decreased from $633,000 at September 30, 2003 to $163,000 at March 31, 2004. Under-performing loans at September 30, 2003 included a loan in the amount of $585,000 that we have treated as nonperforming at December 31, 2003 and March 31, 2004. None of the under-performing loans were acquired in the Eagle Bank acquisition.

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

During fiscal 2004, the allowance for loan losses decreased by $260,000 to $6.5 million at March 31, 2004, due to net charge-offs of $289,788. Of the net charge-offs, $249,481 related to loans acquired in the Eagle Bank acquisition. When reviewing the allowance for loan losses, it is important to understand the Company’s lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. The Company has mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses of $30,000 was charged for the six months ended March 31, 2004, while there was no provision for the six months ended March 31, 2003. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

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

We have no loans that are not currently disclosed as non-accrual, past due, underperforming or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms.

Commitments

The Company had commitments to fund loans at March 31, 2004 of approximately $37.4 million. Commitments to fund loans include unused consumer credit lines of approximately $9.4 million, unused commercial credit lines of approximately $7.1 million, unfunded construction loans of approximately $16.0 million, mortgage loans, primarily for portfolio, of approximately $900,000, and nonresidential loans of approximately $4.0 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so the Company has no interest rate risk on these loans.

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

The Company’s commitments are funded through internal funding sources. These internal sources include scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, leases and funding sources consisting of deposits, FHLB advances and borrowed funds.

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$892,820	$—	$—	$—	$—
Loan commitments to fund construction loans in process	15,984,570	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	3,972,000	—	—	—	—
Available home equity and unadvanced lines of credit	16,500,816	—	—	—	—
Letters of credit	337,550	—	—	—	—
Commitment to purchase mortgage-backed security	10,018,750	—	—	—	—
Lease agreements	109,324	53,498	44,292	44,292	14,764
Deposits	241,838,132	21,997,997	10,954,548	10,500,285	5,710,150
Securities sold under agreements to repurchase	141,942,100	—	—	—	—
FHLB advances	39,225,000	—	25,000,000	25,000,000	—

Total commitments and contractual obligations	$470,821,062	$22,051,495	$35,998,840	$35,544,577	$5,724,914

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments

We did not have any commitments to originate loans held for sale at March 31, 2004. In prior periods these commitments were accounted for at fair value.

The commitments to sell loans are best effort, forward sale agreements, and not mandatory forward sale commitments. The best effort agreements are not derivative instruments and, therefore, are not accounted for as derivatives. The interest rate caps and floors in our adjustable rate loans are clearly and closely related to the interest rate in the loan and, therefore, the floors and caps are not accounted for separately from the loan as a derivative instrument. The commitment to purchase investment securities is a firm forward commitment which is accounted for as a derivative instrument and recorded at fair value.

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. The Office of Thrift Supervision requires that CharterBank maintain a sufficient amount of liquid assets to maintain its safe and sound operation. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

Our primary sources of liquidity are:

•	Deposits

•	Borrowings

•	Scheduled amortization and prepayments of loan principal and mortgage related securities

•	Maturities and calls of investment securities

•	Funds provided by operations

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $291.0 million at March 31,

2004, compared to $279.4 million at September 30, 2003. Total deposits increased by $11.6 million during the six months ended March 31, 2004. Wholesale deposits were $58.1 million at March 31, 2004 compared to $49.7 million at September 30, 2003. Wholesale deposits included $7.0 million and $5.9 million in brokered deposits at March 31, 2004 and September 30, 2003, respectively. Time deposit accounts scheduled to mature within one year were $111.6 million and $129.5 million at March 31, 2004 and September 30, 2003, respectively. While CharterBank has experienced certificates of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 30% of assets. At March 31, 2004, our maximum borrowing capacity from the FHLB was approximately $312.0 million compared to $306.5 million at September 30, 2003. At March 31, 2004, we had outstanding FHLB borrowings of $216.2 million compared to $267.1 million at September 30, 2003, with unused borrowing capacity of $95.8 million and $39.4 million, respectively.

In addition, we may enter into reverse repurchase agreements with approved broker-dealers. At March 31, 2004, repurchase agreements totaled $141.9 million, a $20.6 million increase from the amount outstanding at September 30, 2003 of $121.3 million. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can also obtain funds in the brokered deposit markets.

We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $106.7 million for the six months ended March 31, 2004. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

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

Our primary investing activities are:

•	The origination of commercial real estate, one-to-four family real estate, commercial and consumer loans

•	The purchase of mortgage and investment securities
•	Capital expenditures

During the six months ended March 31, 2004, we originated approximately $84.9 million in total loans. Residential mortgage loans accounted for 39.87% of the originations, construction loans for 18.69%, commercial and commercial real estate for 35.68%, and consumer loans for 5.76%. At March 31, 2004 and September 30, 2003, CharterBank had loan commitments to borrowers of approximately $37.4 million and $39.2 million, respectively, and available home equity and unadvanced lines of credit of approximately $16.5 million and $14.8 million, respectively. Of the $38.0 million in residential mortgage loans originated, $22.3 million were sold to investors. During the third quarter of 2003, the Company began retaining conforming 15-year one-to-four family loans, with approximately $29.0 million being retained as of March 31, 2004.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $185.3 million for the six months ended March 31, 2004, and $242.3 million for the six months ended March 31, 2003. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years.

Capital expenditures of $384,000 during the six months ended March 31, 2004 included approximately $312,000 for branch expansions. We anticipate that capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and possibly relocating support functions to one location as well as a change in application system during fiscal 2004 will be between $3.0 million and $7.0 million. Except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2004. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Charter Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Charter Financial’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3

Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2004, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2003. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2003 included in Charter Financial’s 2003 annual report on Form 10-K.

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

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

(e) During the three and six months ended March 31, 2004, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on February 25, 2004 (the “Meeting”). The proposal submitted to the shareholders at the Meeting was approved. The proposal submitted to shareholders and the tabulation of votes for the proposal is as follows:

1. Election of two candidates to the board of directors.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Against	Abstentions
John W. Johnson, Jr.	18,853,049	2,976	none
William B. Hudson	18,853,549	2,476	none

There were no broker non-votes applicable to this matter.

Item 5. Other Information

(a) Not applicable

(b) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

The Company furnished a Form 8-K with the Securities and Exchange Commission dated January 29, 2004, pursuant to Item 12 to report the issuance of and furnish its press release describing first quarter earnings.

The Company furnished a Form 8-K with the Securities and Exchange Commission dated February 25, 2004, pursuant to Item 9 to report that management made a presentation at the Company’s 2004 Annual Meeting of Stockholders held on February 25, 2004, and to furnish the presentation materials.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION
(Registrant)

Date: May 11, 2004	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: May 11, 2004	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Chief Financial Officer, Vice President
And Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	SS Section 1350 Certifications