Form 10-Q
period 2004-06-30
CHARTER FINANCIAL CORP/GA
filed 2004-08-11
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐ No ☒

As of August 4, 2004, the registrant had 19,823,905 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,965,981 shares were held by the public and directors, officers and employees of the registrant.

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30, 2004 and September 30, 2003

(unaudited)

	June 30, 2004	September 30, 2003
Assets
Cash and amounts due from depository institutions	$10,414,932	9,926,321
Interest-bearing deposits in other financial institutions	11,190,359	1,994,168

Cash and cash equivalents	21,605,291	11,920,489

Loans held for sale, market value of $1,280,841 and $2,058,892 at June 30, 2004 and September 30, 2003, respectively	1,269,486	2,026,261
Freddie Mac common stock	292,477,650	242,904,000
Mortgage-backed securities and collateralized mortgage obligations available for sale	383,636,466	394,432,288
Other investment securities available for sale	21,877,409	21,628,603
Federal Home Loan Bank stock	13,535,000	13,610,000
Loans receivable	318,984,288	299,877,198
Unamortized loan origination fees, net	(756,279)	(544,202)
Allowance for loan losses	(6,637,655)	(6,779,576)

Loans receivable, net	311,590,354	292,553,420

Real estate owned	278,586	683,577
Accrued interest and dividends receivable	3,050,395	3,200,112
Premises and equipment, net	10,870,185	9,382,894
Intangible assets, net of amortization	6,004,712	6,168,074
Other assets	1,536,899	1,985,645

Total assets	$1,067,732,433	1,000,495,363

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$293,002,847	279,385,708
Borrowings	392,969,000	388,441,220
Advance payments by borrowers for taxes and insurance	1,075,601	1,191,597
Deferred income taxes	105,289,891	88,196,330
Other liabilities	14,382,801	12,921,426

Total liabilities	806,720,140	770,136,281

Stockholders’ Equity:
Common stock, $0.01 par value; 19,823,905 and 19,822,405 shares issued at June 30, 2004 and September 30, 2003, respectively; 19,571,176 and 19,569,676 shares outstanding at June 30, 2004 and September 30, 2003, respectively	198,239	198,224
Additional paid-in capital	37,898,720	37,491,011
Treasury stock, at cost; 252,729 shares at June 30, 2004 and September 30, 2003	(7,836,234)	(7,836,234)
Unearned compensation - ESOP	(2,454,940)	(2,624,940)
Retained earnings	62,075,695	59,190,493
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	171,130,813	143,940,528

Total stockholders’ equity	261,012,293	230,359,082

Total liabilities and stockholders’ equity	$1,067,732,433	1,000,495,363

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Nine Months Ended June 30, 2004 and 2003

(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Interest and dividend income:
Loans receivable	$4,517,108	4,352,473	13,412,449	12,200,131
Mortgage-backed securities and collateralized mortgage obligations	3,492,205	2,705,386	10,473,986	9,019,679
Equity securities	1,492,535	1,363,959	4,305,673	3,922,457
Debt securities	149,313	93,203	333,098	286,909
Interest-bearing deposits in other financial institutions	10,968	29,950	49,025	82,233

Total interest and dividend income	9,662,129	8,544,971	28,574,231	25,511,409

Interest expense:
Deposits	1,166,005	1,464,855	3,584,507	4,255,969
Borrowings	3,036,058	3,129,198	8,934,074	10,070,377

Total interest expense	4,202,063	4,594,053	12,518,581	14,326,346

Net interest income	5,460,066	3,950,918	16,055,650	11,185,063
Provision for loan losses	—	—	30,000	—

Net interest income after provision for loan losses	5,460,066	3,950,918	16,025,650	11,185,063

Noninterest income:
Gain on sale of loans and servicing released loan fees	345,153	886,087	897,269	2,117,835
Service charges on deposit accounts	624,986	463,488	1,860,357	1,221,523
Gain on sale of Freddie Mac common stock	—	—	1,125,022	—
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	37,787	4,199	115,259	107,038
Loan servicing fees	56,587	(11,473)	146,287	127,934
Equity in loss of limited partnership	—	—	—	(106,746)
Brokerage commissions	61,029	89,992	188,911	258,700
Other	3,939	35,520	187,771	44,285

Total noninterest income	1,129,481	1,467,813	4,520,876	3,770,569

Noninterest expenses:
Salaries and employee benefits	2,482,222	2,845,347	7,533,588	7,910,574
Occupancy	535,289	565,329	1,815,710	1,634,623
Legal and professional	170,382	300,550	674,696	914,221
Marketing	195,997	197,071	634,160	589,561
Furniture and equipment	154,480	158,754	411,994	486,935
Postage, office supplies, and printing	120,581	145,779	340,890	436,870
Federal insurance premiums and other regulatory fees	55,797	52,074	165,775	156,133
Net cost of operations of real estate owned	15,027	91,600	66,402	132,598
Deposit premium amortization expense	50,593	56,518	163,362	75,606
Other	332,466	381,741	988,604	1,230,910

Total noninterest expenses	4,112,834	4,794,763	12,795,181	13,568,031

Income before income taxes	2,476,713	623,968	7,751,345	1,387,601
Income tax expense	604,685	80,188	1,957,851	180,861

Net income	$1,872,028	543,780	5,793,494	1,206,740

Basic and diluted net income per share	$0.10	0.03	0.30	0.06

Weighted average number of common shares outstanding	19,428,466	19,439,329	19,421,990	19,501,443

Weighted average number of common and common equivalent shares outstanding	19,455,679	19,444,406	19,456,345	19,504,675

See accompanying notes to unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2004 and 2003

(unaudited)

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Cash flows from operating activities:
Net income	$5,793,494	1,206,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	—
Depreciation and amortization	718,835	714,226
Allocation of ESOP common stock	221,700	257,603
Gain on sale of premises and equipment	(2,500)	(5)
Equity in loss of limited partnership	—	106,746
Amortization of premiums and discounts, net	483,885	2,671,143
Gain on sale of loans	(897,269)	(2,117,835)
Proceeds from sale of loans	30,015,317	82,643,241
Originations and purchases of loans held for sale	(28,361,273)	(79,306,707)
Gain on sale of Freddie Mac common stock	(1,125,022)	—
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(115,259)	(107,038)
Writedown of real estate owned	70,380	126,429
(Gain) loss on sales of real estate owned	(23,055)	4,512
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	149,717	543,335
Decrease (increase) in other assets	354,128	(5,047,419)
Increase in other liabilities	1,239,671	15,606,624

Net cash provided by operating activities	8,552,749	17,301,595

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	(21,561,000)	(4,917,760)
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	104,617,435	8,679,176
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	205,152,425	472,953,107
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(304,130,026)	(441,541,644)
Net cash paid for EBA Bancshares, Inc.	—	(3,791,005)
Proceeds from sale of other investment securities available for sale	13,769,236	—
Proceeds from sale of Freddie Mac common stock	1,165,543	—
Proceeds from maturities of other securities available for sale	7,000,000	4,000,000
Purchase of FHLB stock	(8,100,000)	(11,822,500)
Proceeds from redemption of FHLB stock	8,175,000	13,125,000
Net (increase) decrease in loans receivable, exclusive of loan sales	(19,582,273)	(13,401,101)
Proceeds from sale of real estate owned	873,005	429,814
Proceeds from sale of premises and equipment	2,500	16,122
Purchases of premises and equipment, net of dispositions	(1,948,148)	(1,720,422)

Net cash (used in) provided by investing activities	(14,566,303)	22,008,787

Cash flows from financing activities:
Purchase of common stock for treasury	—	(8,716,147)
Issuance of common stock upon exercise of stock options	43,890	—
Issuance of ESOP common stock	533,834	123,691
Dividends paid	(2,908,291)	(1,410,806)
Net increase in deposits	13,617,139	3,808,268
Proceeds from Federal Home Loan Bank advances	429,025,000	603,700,000
Principal payments on advances from Federal Home Loan Bank	(425,425,000)	(607,450,000)
Proceeds from other borrowings	1,383,461,600	933,559,110
Principal payments on other borrowings	(1,382,533,820)	(949,256,110)
Net decrease in advance payments by borrowers for taxes and insurance	(115,996)	(341,856)

Net cash provided by (used in) financing activities	15,698,356	(25,983,850)

Net increase in cash and cash equivalents	9,684,802	13,326,532
Cash and cash equivalents at beginning of period	11,920,489	10,118,137

Cash and cash equivalents at end of period	$21,605,291	23,444,669

Supplemental disclosures of cash flow information:
Interest paid	$12,515,684	14,430,996

Income taxes paid	$1,354,453	1,191,632

Supplemental disclosure of noncash financing activities:
Real estate acquired through foreclosure of the loans receivable	$515,339	245,090

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

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company as of June 30, 2004 and September 30, 2003, and for the three and nine month periods ended June 30, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and nine months ended June 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2003.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and nine months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Basic:
Net income	$1,872,028	$543,780	$5,793,494	$1,206,740
Weighted average number of common shares outstanding	19,428,466	19,439,329	19,421,990	19,501,443
Basic earnings per share	$0.10	$0.03	$0.30	$0.06
Diluted:
Net income	$1,872,028	$543,780	$5,793,494	$1,206,740
Weighted average number of common and common equivalent shares outstanding	19,455,679	19,444,406	19,456,345	19,504,675
Diluted earnings per share	$0.10	$0.03	$0.30	$0.06

(4) Comprehensive Income (Loss)

The primary component of other comprehensive income (loss) for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income (loss) for the three and nine months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Total comprehensive income (loss)	$8,920,367	$(6,442,942)	$32,983,779	$(12,165,009)
Change in net unrealized holding gains (losses) on securities, net of income taxes	7,048,339	(6,986,722)	27,190,285	(13,371,749)

Net income	$1,872,028	$543,780	$5,793,494	$1,206,740

(5) Stock-Based Compensation

During 2003, the Company amended the 2001 Stock Option Plan (the Plan) to allow for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At June 30, 2004, the Company had granted 152,000 options under the Plan of which 1,500 have been exercised and 1,000 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30, 2004	Three Months Ended June 30 2003	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Net income, as reported	$1,872,028	$543,780	$5,793,494	$1,206,740
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(36,709)	(37,149)	(110,127)	(111,447)

Pro forma net income	$1,835,319	$506,631	$5,683,367	$1,095,293

Earnings per share:
Basic – as reported	$0.10	$0.03	$0.30	$0.06
Basic – pro forma	$0.09	$0.03	$0.29	$0.06
Diluted – as reported	$0.10	$0.03	$0.30	$0.06
Diluted – pro forma	$0.09	$0.03	$0.29	$0.06

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

The following summarizes the unaudited pro forma consolidated results of operations assuming EBA was acquired in a purchase accounting transaction on October 1, 2002 (in thousands).

Nine Months Ended June 30, 2003
Interest income	$27,269
Net interest income before provision for loan losses	$11,964
Noninterest income	$3,808
Net loss	$(816)

(7) Goodwill and Other Intangible Assets

In conjunction with the acquisition of EBA, Charter Financial acquired the following goodwill and other intangible assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

Goodwill and other intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $50,593 and $163,363 for the three and nine months ended June 30, 2004, respectively, and $56,518 and $75,606 for the three and nine months ended June 30, 2003, respectively.

At June 30, 2004 and September 30, 2003, other intangible assets are summarized as follows:

	2004	2003
Deposit premium	$1,975,941	1,975,941
Less accumulated amortization	296,512	133,149

	$1,679,429	1,842,792

(8) Covered Call Program

At June 30, 2004, the Company had covered call options on Freddie Mac common stock outstanding on 116,500 shares for which it received $183,323 in premium. During the nine months ended June 30, 2004, holders of the covered call options exercised their options to purchase 19,500 shares of Freddie Mac common stock. The Company recorded a pretax gain of $1,125,022 on the sale of these shares to the option holders. At June 30, 2004, the fair value of the remaining options was $127,923. The Company has recorded the unrealized loss in the income statement as the derivative instruments are not accounted for as hedges.

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

•	Third quarter earnings were up by $1.3 million which enhances the Company’s ability to support a regular quarterly dividend on a forward looking basis.

•	The Bank’s net interest income has significantly improved over the past six quarters due to lower amortization of premiums on mortgage securities, reinvestment of cash flow, loan growth, lower deposit and borrowing interest expense, and overall net interest margin expansion.

•	Consistent with the Bank’s emphasis on attracting and retaining core deposits, deposit fee growth continued a positive trend. A significant portion of this growth trend of fees on core deposits is attributable to organic growth with the remainder attributable to the acquisition of $21.9 million in core deposits in connection with our acquisition of EBA Bancshares, Inc., and its wholly-owned subsidiary, Eagle Bank, in February of 2003.

•	Gains from sales of one-to-four family mortgage loans declined in the current fiscal year due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans for the Bank’s own portfolio.

•	Our exposure to interest rate risk was similar to the prior quarter as we funded fixed rate mortgage securities with fixed rate borrowings. Our net interest income and net portfolio equity are somewhat at risk to changes in interest rates primarily due to mortgage loan and mortgage security prepayments slowing with higher interest rates.

•	Non-performing loans were consistent with the previous quarter and we had net recoveries of $117,868 for the quarter. Management believes that the allowance for loan losses is adequate. No provision for the quarter was made as inherent loss and risk in the loan portfolio remained essentially the same.

•	The pilot program of writing covered call options on Freddie Mac common stock did not result in the sale of any Freddie Mac stock during the quarter.

•	Our book value per share was $13.44 at June 30, 2004, of which $9.05 is provided by the after tax equity in our Freddie Mac stock investment.

•	Freddie Mac common stock appreciated from $59.06 per share at March 31, 2004 to $63.30 at June 30, 2004. This was the primary reason for our other comprehensive income of $7.0 million and our increase of $0.42 in book value per share.

•	A regular quarterly dividend of 25 cents per share was paid to our minority, or public, shareholders during the quarter ended June 30, 2004.

Management Strategy

We have a growth-oriented strategy focused on (1) expanding our retail banking operations and, thus, the franchise value of our retail bank, (2) managing our Freddie Mac common stock, while periodically reviewing strategies to increase or realize its value for our shareholders; and (3) effectively managing our capital.

Expanding Retail Banking Operations. Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing quality products, excellent service, and a superior customer experience at competitive prices. We have sought to implement this strategy by concentrating on our core product offerings, including residential and commercial mortgage loans and a variety of checking and saving products, while at the same time broadening our product lines and services, expanding delivery systems for our customers, and filling in our branch network. Our retail banking operations include all products and services in which we deal directly with customers through our branch network or other channels such as our website or telephone banking and includes our consumer and commercial customers.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged approximately 17%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. As a result, the effective federal tax rate on these dividends is approximately 11.4%. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion, First Charter, MHC’s (“MHC”) dividend waiver and the recently enacted 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. First Charter MHC, subject to the approval of the Office of Thrift Supervision, makes its own determination with respect to each dividend payment from Charter Financial as to whether that dividend payment to it will be waived. In 2003, we implemented a pilot program of selling covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our stockholders.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the Eagle Bank acquisition. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending our market area through de novo branching or acquisitions. We continue to maintain our wholesale leverage of mortgage securities and borrowings. Our wholesale leverage consists primarily of mortgage securities which are funded by brokered or credit union certificates of deposit or borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us. We increased our regular quarterly dividend from 10 cents to 20 cents per share in the third fiscal quarter of 2003 and to 25 cents in the third quarter of 2004. Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases.

General

Charter Financial Corporation (“Charter Financial,” “Company”, “us,” or “we”) is a federally-chartered corporation organized in 2001, and is registered as a savings and loan holding company with the Office of Thrift Supervision. Charter Financial serves as the holding company for CharterBank (“Bank”). First Charter, MHC, a Federal mutual holding company (the “MHC”), owns approximately 80% of the outstanding shares of Charter Financial’s common stock. The “MHC” common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Company, Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,665,500 shares of Freddie Mac common stock and Charter Insurance Company, a Hawaiian corporation, which generates fee income by reinsuring a portion of CharterBank’s loan originations which carry private mortgage insurance. Charter Insurance Company owns 400,000 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial owns 4,620,500 shares of Freddie Mac common stock.

Our balance sheet at June 30, 2004 contains $292.5 million of Freddie Mac common stock, of which $286.2 million is unrealized gain. Noninterest-bearing liabilities include $110.5 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $175.7 million representing the net unrealized gain on the Freddie Mac common stock.

CharterBank completed the cash acquisition of EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in February 2003. The acquisition added three branches in the Auburn-Opelika area of Alabama with $53.8 million in net loans and $62.1 million in deposits. CharterBank now operates a main office, seven full-service branch offices, and five loan production offices in Georgia and Alabama. We have an additional branch presently under construction in LaGrange, Georgia.

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

Capital and Capital Management

CharterBank has traditionally been a well-capitalized savings association. The following table sets forth the tier 1 capital levels, risk-based capital levels, and ratios for the past several quarters.

For the Quarters Ended	Tier 1 Capital	Risk- Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk - Based Capital	Total Risk - Based Capital Ratio
	(Dollars in millions)
June 30, 2004	$70.8	13.73%	9.08%	$141.5	27.46%
March 31, 2004	69.2	14.16	9.38	135.6	27.71
December 31, 2003	67.4	13.90	8.89	134.7	27.81
September 30, 2003	66.4	13.80	8.78	131.0	27.23
June 30, 2003	68.0	14.22	8.81	130.7	27.34
March 31, 2003	67.6	14.33	9.38	135.2	28.67
December 31, 2002	73.9	16.39	11.03	147.8	32.78
September 30, 2002	73.6	16.34	10.16	147.3	32.67
June 30, 2002	72.5	15.97	9.84	144.9	31.94
March 31, 2002	72.6	17.18	11.04	144.5	34.27
December 31, 2001	72.1	16.46	11.16	144.0	32.85

At June 30, 2004 and September 30, 2003, we exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios significantly exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $31.8 million to $90.0 million at June 30, 2004.

We initiated a quarterly dividend of $0.10 per share in December 2002, doubled the dividend in June 2003 and increased it again to $0.25 per share in June 2004. We also paid a special dividend of $0.20 per share in March 2004. The MHC waived its receipt of dividends in all periods. Our Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

Charter Financial’s reporting of certain information under generally accepted accounting principles in the United States of America (“GAAP”) is not necessarily reflective of the process considered by the Board of Directors in connection with its dividend policy. Included in GAAP earnings per share calculations are the average shares held by Charter Financial’s majority shareholder, the MHC. The MHC has waived its right to receive dividends from Charter Financial since its formation and intends to continue to do so, subject to the approval of the Office of Thrift Supervision. The following table reconciles the total voting shares with the number of shares receiving dividends as adjusted for the waiver of dividends by the MHC at June 30, 2004 and shows that the number of shares that typically receive dividends is a fraction, approximately one-fifth, of the total voting shares.

Total Voting Shares outstanding at June 30, 2004	19,823,905
Less: Unallocated shares in ESOP	(245,494)
Treasury Stock – Ungranted MRP	(252,729)
Shares held by MHC	(15,857,924)

Total Shares eligible for dividends at June 30, 2004	3,467,758

The impact of the dividend waiver is illustrated through two ways of looking at our dividend payout ratio. Using GAAP basic earnings per share for the three months ended June 30, 2004 of $0.10 and the dividend paid during the same quarter of $0.25 per share, our dividend payout ratio was 250%. We believe that a better measure of cash dividends on our capital is to use net income of $1,872,000 for the same quarter and the total dividends paid of $867,000 (dividends paid to persons other than the MHC due to the dividend waiver). This approach yields a dividend payout ratio of 46.31%. We believe this measure demonstrates that we have a greater capacity to pay dividends than is indicated by our per share dividend payout ratio and that our current dividend payout ratio is sustainable for the foreseeable future.

Our capacity to pay dividends is limited by several factors including cash availability at Charter Financial, tax considerations, regulatory requirements and the MHC’s willingness and ability to waive its dividends on the approximately 80% of our stock that it owns. The Office of Thrift Supervision, as part of its approval of our stock conversion in October 2001, prohibited any dividend from Charter Financial that would result in a return of capital to shareholders for a period of three years following the conversion. Historically, the MHC has waived its portion of the dividends we pay and intends to waive future dividends. The MHC is required to obtain approval of the Office of Thrift Supervision prior to waiving a dividend. The Office of Thrift Supervision considers a variety of factors in approving dividend waivers including its assessment of the rights of the MHC’s stakeholders.

Charter Financial’s primary sources of cash are distributions from CharterBank, dividends on the Freddie Mac stock it owns and proceeds from possible sales of Freddie Mac common stock. CharterBank is generally permitted by the Office of Thrift Supervision to distribute its current year’s and prior two years’ undistributed earnings if CharterBank is well-capitalized after the distribution. Distributions in excess of this level require additional approval from the Office of Thrift Supervision.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized capital is comprised of accumulated other comprehensive income.

Accumulated other comprehensive income (“unrealized equity”) is comprised of net unrealized holding gains on securities available for sale. Unrealized equity at June 30, 2004 was $171.1 million, a $27.2 million increase from $143.9 million at September 30, 2003. This increase was attributable to the $52.35 to $63.30 price per share increase in our investment in Freddie Mac common stock. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past several quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Total Capital	Realized Equity	Unrealized Equity	Percentage of Unrealized Capital to Total Capital	Freddie Mac Common Stock Price
	(Dollars In Thousands)
June 30, 2004	$261,012	$89,881	$171,131	65.56%	$63.30
March 31, 2004	252,938	88,856	164,082	64.87	59.06
December 31, 2003	248,743	87,444	161,299	64.85	58.32
September 30, 2003	230,359	86,419	143,940	62.49	52.35
June 30, 2003	226,997	84,408	142,589	62.82	50.77
March 31, 2003	236,784	87,208	149,576	63.17	53.10
December 31, 2002	257,528	91,825	165,703	64.34	59.05
September 30, 2002	249,166	93,205	155,961	62.59	55.90
June 30, 2002	262,280	92,099	170,181	64.89	61.20
March 31, 2002	266,367	92,273	174,094	65.36	63.37
December 31, 2001	272,851	91,473	181,378	66.48	65.40

As indicated in the following tables, other comprehensive income was $7.0 million for the three months ended June 30, 2004, compared to a loss of $7.0 million for the three months ended June 30, 2003. The June 2003 loss was primarily the result of the decline in the price of Freddie Mac common stock during the period ended June 30, 2003. For the period ended June 30, 2004, the income was the result of the increase in the price of Freddie Mac stock which was partly offset by the unrealized loss on mortgage securities due to higher interest rates. The price of Freddie Mac common stock increased by $4.24 and decreased by $2.33 per share, for the quarters ended June 30, 2004 and June 30, 2003, respectively.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
March 31, 2004	4,620,500	$59.06	$272,886,730	$163,718,144
June 30, 2004	4,620,500	$63.30	$292,477,650	175,746,969

Change in Freddie Mac stock		$4.24		12,028,825
Other comprehensive loss related to mortgage securities and other investments				(4,980,486)

Total other comprehensive income				$7,048,339

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
March 31, 2003	4,655,000	$53.10	$247,180,500	$147,890,476
June 30, 2003	4,655,000	$50.77	$236,334,350	141,230,940

Change in Freddie Mac stock		$(2.33)		(6,659,536)
Other comprehensive loss related to mortgage securities and other investments				(327,186)

Total other comprehensive loss				$(6,986,722)

As indicated in the following tables, other comprehensive income was $27.2 million for the nine months ended June 30, 2004, compared to a loss of $13.4 million for the nine months ended June 30, 2003. The income and loss were primarily the result of the change in the price of Freddie Mac common stock during the nine month periods ended June 30, 2004 and 2003. The price of Freddie Mac common stock increased by $10.95 and decreased by $5.13 per share, for the nine months ended June 30, 2004 and June 30, 2003, respectively.

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2003	4,640,000	$52.35	$242,904,000	$145,283,854
June 30, 2004	4,620,500	$63.30	$292,477,650	175,746,969

Change in Freddie Mac stock		$10.95		30,463,115
Other comprehensive loss related to mortgage securities and other investments				(3,272,830)

Total other comprehensive income				$27,190,285

	Shares	Market Price Per Share	Total Market Value	Unrealized Gain, Net of Tax
September 30, 2002	4,655,000	$55.90	$260,214,500	$155,893,352
June 30, 2003	4,655,000	$50.77	$236,334,350	141,230,940

Change in Freddie Mac stock		$(5.13)		(14,662,412)
Other comprehensive income related to mortgage securities and other investments				1,290,663

Total other comprehensive loss				$(13,371,749)

We believe that our ownership of Freddie Mac common stock continues to present attractive appreciation and dividend growth potential. Since the sale of Freddie Mac common stock would result in the realization of a substantial current tax liability for us, we have no current plans to liquidate a significant portion of our Freddie Mac common stock investment. We continually evaluate our investment in Freddie Mac common stock, taking into account the appreciation and dividend potential of the Freddie Mac common stock, the income tax impact of a strategy, alternative investments or uses of sales proceeds and the portion of our capital that the after-tax unrealized gain represents.

In June 2003, we implemented a pilot program of writing covered call options on Freddie Mac common stock with 250,000 shares of stock. When we write a call option we receive a fee or premium. If the call option expires unexercised, we retain this premium and record it as income. If the call option is exercised, the premium is added to the sale proceeds and increases the gain on the sale of Freddie Mac stock. If a call option is in the money as the maturity of the call approaches, we evaluate the economics of allowing the call to be exercised or buying the call to prevent its exercise. The decision whether to allow the exercise or to repurchase the option is based on several factors including the strike price at which the option would be exercised, alternative investments for the proceeds of the sale, tax considerations, the proportion of realized to unrealized equity and the cost to repurchase the option. To the extent that the premium on unexercised options exceeds the premium when we repurchase a call option to prevent its exercise, and thus the sale of the underlying Freddie Mac stock, the net premiums enhance our income and our return on investment. We entered into the pilot program with a limited number of shares to improve our understanding of the mechanics and the economics of the program. We are considering a modest expansion of the pilot program to allow us to better determine the income enhancement targets and whether the program can be used to help us manage the proportion of realized capital to unrealized capital.

During the three months ended September 30, 2003, we sold 15,000 shares of Freddie Mac common stock, and during the nine months ended June 30, 2004, we sold 19,500 shares of Freddie Mac common stock through exercises of call options.

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies that are used in preparing the Company’s consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements which were presented in the Company’s 2003 annual report on Form 10-K.

The accounting and financial reporting policies of Charter Financial conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires subjective judgment and is important to the presentation of the financial condition and results of operations of the Company. Please see “Asset Quality” for a further discussion of the Company’s methodology in determining the allowance.

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

Management believes that the allowance for loan losses is adequate. Approximately 87.71% of the Bank’s loan portfolio is secured by real estate. The loan portfolio is broadly composed of residential real estate loans of 44.00%, construction loans of 6.07%, commercial real estate loans of 37.64%, commercial non-real estate loans of 6.08% and consumer loans of 6.21%.

In recent years, the Bank has made an effort to build its business lines, and loans secured by commercial real properties now make up 37.64% of the loan portfolio. The Company’s largest funded loan is a $6.2 million loan on a medical office building in the metro Atlanta area. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $19.0 million in funded loans to various hotel and motel operations and an additional $3.5 million in unfunded construction commitments. In a significant number of the loans secured by commercial properties, the properties are occupied by the owner and the ongoing operations of the business provide the cash to service the debt. Construction and development loans, which comprise 6.07% of the real estate loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. If the regulatory agencies require us to make additions to our allowance for loan losses, the additions would reduce our net income and our capital.

Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale comprise a significant portion of the Company’s balance sheet, and income on these assets is important to our operating results. Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent price quotations. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Judgments and estimates are made in the determination of premium amortization on investment securities as well as the determination of income tax expense

Income taxes are a material expense for the Company. The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. The difference between 70% of taxable income and 70% of dividends can be significant. Since the Company does not file a consolidated tax return, this determination is made at the individual company level. The actual deduction will be determined at September 30, 2004 based on the level of dividends and the level of taxable income, and as a result could significantly impact our effective tax rate.

Also, the goodwill and core deposit premium are evaluated annually for impairment in accordance with SFAS No. 142 and SFAS No. 144. The evaluation of impairment is a critical accounting policy due to the subjective nature of the calculation and the assumptions used.

Comparison of Financial Condition at June 30, 2004 and

September 30, 2003

At June 30, 2004 our total assets were $1.1 billion, up $67.2 million from September 30, 2003. The increase in total assets resulted from a combination of the increased price of our Freddie Mac common stock and increased balances in our loan portfolio, and was offset by a decrease in our mortgage securities balances. On the liability side of the balance sheet, there were increases in deposits, accumulated other comprehensive income, and borrowings.

The following table shows the actual balance of loans outstanding at June 30, 2004 as well as the quarterly average balances of loans outstanding. The risk and return characteristics of loans vary significantly by the type of loan.

For the Quarters Ended	1-4 Family Residential	Construction	Nonresidential Real Estate	Consumer	Commercial Non- Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in thousands)
Actual Balance:
June 30, 2004	$140,354	19,351	120,060	19,827	19,392	318,984	NA
Average Balance:
June 30, 2004	$138,549	18,612	117,190	19,428	20,290	314,069	2.3
March 31, 2004	$135,671	17,145	113,155	19,778	20,967	306,716	1.0
December 31, 2003	$132,894	15,956	111,629	19,886	23,200	303,565	3.4
September 30, 2003	$125,283	16,617	108,026	19,995	23,624	293,545	6.4
June 30, 2003	$110,757	16,534	100,360	21,334	26,895	275,880	15.3
March 31, 2003	$105,334	14,290	78,399	20,175	21,162	239,360	9.7
December 31, 2002	$103,440	9,985	68,627	19,544	16,614	218,210	0.2
September 30, 2002	$105,461	7,161	68,491	19,912	16,661	217,686	0.7
June 30, 2002	$107,436	11,270	67,231	19,752	10,421	216,110	(2.1)
March 31, 2002	$114,801	10,809	66,114	20,787	8,308	220,819	—

The quarter ended June 30, 2003 was the first full quarter which included the $55.3 million of loans acquired in the February 2003 Eagle Bank acquisition. One-to-four family loans have increased at a greater rate since the third quarter of fiscal year 2003 when we started retaining 15-year conforming loans. Future portfolio growth of these 15-year loans is dependent on interest rates as well as our future decisions to retain or sell these loans. The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends on interest rates, economic conditions and competitive pricing of these loans within our market. The average balance of commercial non-real estate loans increased in the quarter ended June 30, 2003 reflecting the loans acquired in the Eagle Bank acquisition. Reductions in the commercial non-real estate portfolio in the following quarters represent our efforts to strategically reposition the portfolio.

Mortgage-backed securities and collateralized mortgage obligations decreased 2.74% from $394.4 million at September 30, 2003 to $383.6 million at June 30, 2004. The market value of Freddie Mac common stock increased $49.6 million, or 20.42%, from $242.9 million to $292.5 million, as the price per share of Freddie Mac common stock increased from $52.35 at September 30, 2003 to $63.30 at June 30, 2004.

Total deposits increased from $279.4 million at September 30, 2003 to $293.0 million at June 30, 2004. The Bank has de-emphasized certificates of deposit as sources of funding and focused on attracting and retaining core deposits (checking, money market and savings accounts) in order to reduce interest expense. Accordingly, as shown in the following table, over the last two years, core deposits have increased from $56.8 million to $130.3 million. Approximately $20 million of the core deposit increase in the March 2004 quarter was from money market deposits by one public funds entity. Approximately $21.9 million of the increase in the March 2003 quarter was a result of the acquisition of Eagle Bank. Fees on core deposit accounts increased from $246,000 in the March 2002 quarter to $673,000 in the March 2004 quarter and $625,000 in the June 2004 quarter.

For the Quarters Ended	Deposit Fees	Transaction Accounts	Savings	Money Market Accounts	Certificates of Deposit
	(Dollars in thousands)
June 30, 2004	$625	$61,783	$14,430	$54,038	$162,753
March 31, 2004	673	61,672	14,816	53,514	160,999
December 31, 2003	563	56,061	14,610	28,884	171,765
September 30, 2003	496	53,048	15,419	31,079	179,840
June 30, 2003	463	50,024	14,647	33,934	178,006
March 31, 2003	356	46,609	14,779	34,169	181,926
December 31, 2002	402	32,621	9,302	26,167	140,462
September 30, 2002	351	34,237	9,132	26,110	141,267
June 30, 2002	289	32,297	9,317	26,689	146,064
March 31, 2002	246	30,495	8,955	17,312	147,185

Management will continue to use FHLB advances and repurchase agreements to fund our securities and loan portfolio growth. The maturity dates of new advances will be determined at the time the advance is taken and will be based on interest rates, Charter Financial’s interest rate risk profile and other factors. Repurchase agreements are generally less than 45 days to maturity and carry rates at or slightly above LIBOR. Borrowings increased $4.6 million or 1.15% from $388.4 million at September 30, 2003 to $393.0 million at June 30, 2004 as mortgage securities decreased $10.8 million.

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

Total stockholders’ equity increased to $261.0 million at June 30, 2004 from $230.4 million at September 30, 2003. Unrealized equity increased to $171.1 million at June 30, 2004 from $143.9 million at September 30, 2003, primarily as a result of the price of Freddie Mac stock increasing to $63.30 per share at June 30, 2004 from $52.35 at September 30, 2003. Realized equity increased to $90.0 million at June 30, 2004 from $86.4 million at September 30, 2003.

Comparison of Operating Results for the Three Months

Ended

June 30, 2004 and 2003

General

Net income was $1.9 million for the three months ended June 30, 2004, which was $1.3 million higher than the net income of $543,780 for the three months ended June 30, 2003. The most significant factors in the income increase were the significantly higher net interest income and lower noninterest expense, which were partially offset by lower noninterest income and higher income tax expense.

Net Interest Income

As shown in the following table, net interest income increased $1.5 million from $4.0 million for the three months ended June 30, 2003 to $5.5 million for the three months ended June 30, 2004. For the same periods, our net interest spread increased from 0.53% to 1.25% and our net interest margin from 1.64% to 2.16%. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percentage of interest earning assets.

For the Quarters Ended	Net Interest Income	Net Amortization of Premium on Mortgage- related Securities	Net Interest Rate Spread	Net Interest Margin	Yield on Freddie Mac Common Stock
	(Dollars in thousands)
June 30, 2004	$5,460	$101	1.25%	2.16%	2.05%
March 31, 2004	5,419	129	1.23	2.13	1.97
December 31, 2003	5,176	204	1.19	2.07	1.91
September 30, 2003	4,345	456	0.89	1.79	2.04
June 30, 2003	3,951	663	0.53	1.64	1.83
March 31, 2003	3,672	995	0.34	1.56	1.84
December 31, 2002	3,562	970	0.18	1.51	1.51
September 30, 2002	4,512	207	0.48	1.81	1.41
June 30, 2002	4,029	200	0.16	1.66	1.36
March 31, 2002	3,529	408	(0.14)	1.52	1.35

As the preceding table illustrates, the net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. Charges against interest income for net premium amortization reached its peak in the quarter ended March 31, 2003 with amortization of $995,000. By June 2004, net amortization of premiums on mortgage-related securities had returned to a more normal level at $101,000. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected causing our securities to pay off sooner than expected and triggering acceleration of amortization.

Our net interest spread and, to a lesser extent, our net interest margins are also impacted by the yield on Freddie Mac common stock. As indicated in the table above, the yield on Freddie Mac common stock has increased and helped the net interest spread. The increase in the yield on Freddie Mac common stock is primarily from the increased dividend on Freddie Mac common stock.

The table below shows the yields or costs of other significant components of our net interest income.

For the Quarters Ended	Yield on Mortgage Securities	Yield on Loans	Costs of Certificates of Deposit	Costs of Deposits	Costs of Borrowings
June 30, 2004	3.62%	5.75%	2.26%	1.72%	3.19%
March 31, 2004	3.40	5.79	2.38	1.81	2.94
December 31, 2003	3.47	5.87	2.48	1.95	3.01
September 30, 2003	2.84	6.12	2.64	2.08	3.19
June 30, 2003	2.78	6.31	2.91	2.31	3.53
March 31, 2003	2.85	6.73	3.16	2.52	3.66
December 31, 2002	3.22	7.00	3.45	2.76	3.79
September 30, 2002	3.99	7.54	3.68	2.99	3.75
June 30, 2002	3.76	7.53	3.93	3.24	3.94
March 31, 2002	3.36	7.94	4.33	3.63	4.15

Costs of borrowings steadily decreased from 4.15% in the quarter ended March 31, 2002 to 2.94% in the quarter ended March 31, 2004 as adjustable rate borrowings have decreased in rate and fixed rate borrowings have matured and been replaced by lower rate borrowings. The cost of borrowing rose to 3.19% in the quarter ended June 30, 2004 as we replaced variable rate borrowings with fixed rate borrowings in the second and third quarters. While many of the borrowings have monthly rate resets, we have $227.0 million of fixed rate borrowings with a weighted average remaining maturity of approximately four years and an average rate of 4.50%.

The yield on mortgage securities has varied over the past ten quarters from a high of 3.99% in the quarter ended September 30, 2002 to a low of 2.78% in the quarter ended June 30, 2003 and ending at 3.62% for the quarter ended June 30, 2004. The yield in the quarters ended March 31, June 30, and September 30, 2003 was significantly impacted by high net premium amortization as mortgage security portfolios were paid off rapidly due to low mortgage rates and record rates of refinancing. Additionally, yields on securities declined during early fiscal 2003 as a result of management’s decision to reinvest the heavy cash inflows from rapidly prepaying fixed rate mortgage securities into adjustable rate mortgage securities. In August of 2003, management increased its investment in fixed rate mortgage securities and, by June 30, 2004, fixed rate mortgage securities comprised 61% of the total mortgage securities portfolio, compared to 35% at June 30, 2003.

As shown in the preceding table, the yield on loans has declined 98 basis points over the past six quarters from 6.73% for the quarter ended March 31, 2003 to 5.75% for the quarter ended June 30, 2004. The reduction in yield is primarily the result of older, higher yield loans paying off in the low interest rate environment and being replaced with new, lower yielding loans. During June of 2003, the Bank began retaining 15 year single family loans in its loan portfolio. As of June 30, 2004, the Bank held $31.6 million of these loans in its portfolio with an average rate of 4.84%. Average loans outstanding increased from $275.9 million during the three months ended June 30, 2003 to $314.1 million for the three months ended June 30, 2004. Approximately $55.3 million of loans were acquired in the Eagle Bank acquisition.

Also, shown in the preceding table, the costs of deposits decreased 191 basis points from 3.63% for the three months ended March 31, 2002 to 1.72% for the three months ended June 30, 2004 quarter. The average cost of certificates of deposits dropped 207 basis points, more than overall deposits. At current rates, management’s ability to lower the rate on deposits is very limited.

The 219 basis point drop in loan yield, from the three months ended March 31, 2002 to the three months ended June 30, 2004, was roughly comparable to the 191 basis point decrease in the costs of deposits for the same period. For these same two periods, mortgage security yields increased by 26 basis points while borrowing costs decreased by 96 basis points. The increase in Freddie Mac’s dividend from 26 cents to 30 cents per share per quarter provided an increase in yield of 22 basis points on the Freddie Mac stock from June 2003 to June 2004. These factors provided a significant boost to the net interest spread, margin and income.

Interest income increased by $1.1 million to $9.7 million for the three months ended June 30, 2004 from $8.5 million for the three months ended June 30, 2003. The main drivers were an increase of $787,000 in interest on mortgage securities and an increase in interest on loans of $165,000 resulting from higher average loan balances. Higher loan balances were due, in part, to the loans acquired in the Eagle Bank acquisition.

Interest expense fell by $392,000 from $4.6 million for the three months ended June 30, 2003 to $4.2 million for the three months ended June 30, 2004. Interest expense on deposits and borrowings decreased $299,000 and $93,000, respectively. The reduction in interest expense on both borrowings and deposits is due to lower interest rates.

In the following table, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of June 30, 2004.

The table also depicts the significant effect the Freddie Mac common stock has on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had an annual dividend return on cost basis of approximately 88.79% based on the dividend paid June 30, 2004. However, the dividend yield on the market value of the Freddie Mac common stock was 2.05%.

	For the Three Months Ended June 30,						Balance as of June 30, 2004
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$4,802	$11	0.92%	$9,553	$31	1.30%	$11,190
FHLB common stock	12,225	106	3.47	13,002	154	4.74	13,535
Mortgage-backed securities and collateralized mortgage obligations available for sale	386,216	3,492	3.62	389,541	2,705	2.78	383,636
Other investment securities available for sale	21,524	149	2.77	10,837	93	3.43	21,877
Loans receivable (1)	314,069	4,518	5.75	275,880	4,352	6.31	318,984

Total interest-earning assets excluding Freddie Mac common stock	738,836	8,276	4.48	698,813	7,335	4.20	749,222
Freddie Mac common stock	271,041	1,386	2.05	265,068	1,210	1.83	292,478

Total interest-earning assets including Freddie Mac common stock (2)	1,009,877	9,662	3.83	963,881	8,545	3.55	1,041,700
Total noninterest-earning assets	25,777	—		27,007	—		26,032

Total assets	$1,035,654	9,662		$990,888	8,545		$1,067,732

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$40,160	$49	0.49	$29,183	$48	0.66	$40,661
Savings accounts	14,613	9	0.25	14,661	19	0.52	14,430
Money market deposit accounts	55,508	199	1.43	33,813	115	1.36	54,038
Certificate of deposit accounts	160,539	909	2.26	176,289	1,283	2.91	162,753

Total interest-bearing deposits	270,820	1,166	1.72	253,946	1,465	2.31	271,882
Borrowed funds	380,950	3,036	3.19	354,288	3,129	3.53	392,969

Total interest-bearing liabilities	651,770	4,202	2.58	608,234	4,594	3.02	664,851
Noninterest-bearing deposits	22,113			20,688	—		21,121
Other noninterest-bearing liabilities	110,537	—		114,848	—		120,748

Total noninterest-bearing liabilities	132,650	—		135,536	—		141,869
Total liabilities	784,420	4,202		743,770	4,594		806,720
Total stockholders’ equity	251,234	—		247,118			261,012

Total liabilities and stockholders’ equity	$1,035,654	4,202		$990,888	4,594		$1,067,732

Net interest income including Freddie Mac common stock		$5,460			$3,951

Net interest rate spread, including Freddie Mac common stock (3)			1.25%			0.53%
Net interest margin including Freddie Mac common stock (4)			2.16%			1.64%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			154.94%			158.47%
Net interest income, excluding Freddie Mac common stock dividends		$4,074			$2,741

Net interest rate spread, excluding Freddie Mac common stock (5)			1.90%			1.18%
Net interest margin, excluding Freddie Mac common stock (6)			2.21%			1.57%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			113.36%			114.89%

(footnotes on following page)

(1)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.

(2)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The relatively low interest rate spread results from a combination of a balance sheet structure with a high proportion of Freddie Mac common stock, which has a low yield of 2.05% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk, and the recent effects of low interest rates on residential mortgage loans, including the high prepayments of portfolio mortgage loans and securities.

The following table is a reconciliation of net interest margin with and without Freddie Mac common stock.

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	Net Interest Spread	Net Interest Margin	Net Interest Spread	Net Interest Margin
Including Freddie Mac Common Stock	1.25%	2.16%	0.53%	1.64%
Excluding Freddie Mac Common Stock	1.90	2.21	1.18	1.57

Attributable to Freddie Mac Common Stock	(0.65)	(0.05)	(0.65)	0.07

Provision for Loan Losses

No provision for loan losses was taken for the three months ended June 30, 2004 and 2003.

While national economic statistics indicate some improvement in overall economic conditions, the local economy remains uncertain with West Point Stevens, one of the largest employers in our market area, in bankruptcy. West Point Stevens announced in November 2003 and January 2004 that it was closing three mills and laying off 1,150 employees in our market area. The impact of mill closings has not yet impacted loan delinquencies. The lay-offs associated with the mill closings did not occur until late in the quarter ended March 31, 2004. In addition, the individuals laid off had severance payments and presumably were able to make loan payments and provide for other living expenses from their severance. We anticipate that if there is any impact to our loan delinquencies, we will see it by the quarter end September 30, 2004. Actual charge-offs may be spread out over as much as two years.

As measured by our matrix methodology, the loan portfolio has approximately the same risk as it had on March 31, 2004. The loan portfolio grew by $8.3 million with approximately $2.4 million in growth in the low risk 1-4 family loans, approximately $3.3 million in growth in the moderate risk commercial real estate loans, $2.2 million growth in moderate risk construction loans, $678,000 growth in consumer loans and with shrinkage in the higher risk commercial loans. Non-accrual loans increased by $26,000 at June 30, 2004 compared to March 31, 2004.

The unallocated allowance increased by about $94,000. The allowance required by the matrix methodology increased by $24,000 while the total allowance increased by $118,000. Local economic conditions are very similar to those at March 31, 2004, indicating no increase in unidentified losses in the portfolio which we have reflected by not recording a provision for loan losses. We also experienced changes in other factors, which we believe are appropriately covered by the matrix methodology. These other factors are the increase in the portfolio and the high level of charge-offs which were offset by the reduction in non-accrual loans and the change to a slightly lower risk mix of loans.

The three-month period ended June 30, 2004 had a net recovery in the amount of $117,868 compared to net charge-offs of $222,406 for the three-month period ended March 31, 2004. Net recoveries in the amount of $37,276 in the quarter ended June 30, 2004 and the net charge-offs for the quarter ended March 31, 2004 in the amount of $216,206 were attributable to loans acquired through the Eagle Bank acquisition.

Noninterest Income

Noninterest income declined from $1.5 million for the three months ended June 30, 2003 to $1.1 million for the three months ended June 30, 2004. The table below shows the components of noninterest income for the last ten quarters. The main reason for the decrease was the $541,000 decrease in the gain on sale of loans.

Fees on deposits increased to $625,000 for the three months ended June 30, 2004 from $463,000 for the three months ended June 30, 2003 as we increased both the balance and number of our transaction accounts and the levels of fees per account. Gain on sale of loans decreased to $345,000 for the three months ended June 30, 2004 from $886,000 for the three months ended June 30, 2003 as interest rates on home mortgages increased making it much less attractive for borrowers to refinance their mortgages. Other income for the June 2004 quarter included $61,000 in brokerage commissions on the sale of alternative investments, which was a decrease of $28,963 from the same quarter the prior year.

For the Quarters Ended	Loan Servicing Fees	Deposit Fees	Gain on Sale of Loans	Gain (Loss) on Sale of Investments	Equity in Gain (Loss) of Limited Partnership	Other Income
	(Dollars in thousands)
June 30, 2004	$57	$625	$345	$38	—	$65
March 31, 2004	58	672	309	627	—	177
December 31, 2003	32	563	242	576	—	134
September 30, 2003	27	496	657	773	—	170
June 30, 2003	(11)	463	886	4	—	126
March 31, 2003	79	356	643	—	(61)	111
December 31, 2002	61	402	589	103	(46)	66
September 30, 2002	64	351	539	205	(792)	39
June 30, 2002	72	289	354	(1,481)	54	29
March 31, 2002	89	246	438	15	268	—

Noninterest Expense

Noninterest expense decreased $682,000 to $4.1 million for the three months ended June 30, 2004 from $4.8 million for the same period in 2003. The table following shows the components of noninterest expense for the past six quarters.

	June 2004	March 2004	December 2003	September 2003	June 2003	March 2003
	(Dollars in thousands)
Compensation & employee benefits	$2,482	$2,505	$2,547	$2,664	$2,845	$2,603
Occupancy	535	621	660	603	567	565
Legal & professional	170	239	265	347	301	300
Marketing	196	248	190	266	197	231
Furniture & equipment	154	134	123	144	159	179
Postage, office supplies, and printing	121	94	126	134	146	176
Federal insurance premiums and other regulatory fees	56	56	54	55	52	54
Net cost (gain) of operations of real estate owned	15	43	8	18	92	43
Deposit premium amortization expense	51	55	58	58	57	19
Other	333	288	369	368	379	430

Total	$4,113	$4,283	$4,400	$4,657	$4,795	$4,600

Compensation and benefits for the three months ended June 30, 2004 was $2.5 million, $363,125 lower than the three months ended June 30, 2003 and approximately $23,000 lower than the three months ended March 31, 2004. The quarterly cost of Charter Financial’s restricted stock grants, a component of compensation and benefits expense, dropped $180,000 per quarter as the first stock grants fully vested on August 1, 2003. Additional shares will fully vest on August 1, 2004 which will result in a reduction of approximately $89,000 in expense per quarter. This reduction is completely offset by additional shares that have been granted in July 2004 which nets to an increase of approximately $24,000 per quarter beginning in July 2004. Future levels of expense will depend on the level of dividends, the number of shares granted, the price of the stock on the date of the grant, and the vesting period.

Income Taxes

Income taxes increased to $605,000 for the three months ended June 30, 2004 from $80,000 for the three months ended June 30, 2003, for an increase of $524,000. The effective tax rate increased from 12.85% for the three months ended June 30, 2003 to 24.41% for the three months ended June 30, 2004. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, was the primary driver of the lower effective tax rate in the quarter ended June 30, 2003 and had a lesser impact on the quarter ended June 30, 2004 due to the higher level of taxable income in the 2004 quarter.

Comparison of Operating Results for the Nine Months

Ended

June 30, 2004 and 2003

General

Net income was $5.8 million for the nine months ended June 30, 2004, which was $4.6 million higher than the net income of $1.2 million for the nine months ended June 30, 2003. The most significant factors in the earnings increase were the increase of $4.9 million in net interest income and the $1.1 million gain on the sale of Freddie Mac common stock related to our covered call program.

Net Interest Income

Net interest income increased $4.9 million from $11.2 million for the nine months ended June 30, 2003 to $16.1 million for the nine months ended June 30, 2004. For the same periods, our net interest spread increased from 0.35% to 1.22% and our net interest margin from 1.57% to 2.12%.

The net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. Charges against interest income for net premium amortization for the nine months ended June 30, 2003 totaled $2.6 million. For the nine months ended June 30, 2004, net amortization of premiums on mortgage-related securities had returned to a more normal level at $434,000. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected causing our securities to pay off sooner than expected and triggering acceleration of amortization.

Interest income increased by $3.1 million to $28.6 million for the nine months ended June 30, 2004 from $25.5 million for the nine months ended June 30, 2003. The main drivers were an increase in interest on loans of $1.2 million resulting from higher average loan balances and higher yields on mortgage securities due to lower net amortization of premiums on mortgage securities. Higher loan balances were due, in part, to the loans acquired in the Eagle Bank acquisition.

Interest expense fell by $1.8 million from $14.3 million for the nine months ended June 30, 2003 to $12.5 million for the nine months ended June 30, 2004. Interest expense on deposits and borrowings decreased $672,000 and $1.1 million, respectively, for the nine-month period ended June 30, 2004 compared to the nine-month period ended June 30, 2003. The reduction in interest expense on both borrowings and deposits is due to lower interest rates. The decrease in interest expense on deposits was moderated by the increase in deposit balances.

Our net interest spread and, to a lesser extent, our net interest margins are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the following table, the yield on Freddie Mac common stock has increased with the increased yield helping the net interest spread. The increase in the Freddie Mac yield is from the increased dividend.

Costs of borrowings have decreased from 3.67% in the nine months ended June 30, 2003 to 3.04% in the nine months ended June 30, 2004.

In the following table, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of June 30, 2004.

The table also depicts the significant effect the Freddie Mac common stock has on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had an annual dividend return on cost basis of approximately 85.87% based on the dividend paid June 30, 2004. However, the dividend yield on the market value of the Freddie Mac common stock was 1.98%. The appreciation in the market value of the Freddie Mac common stock is the reason for our strong accumulated other comprehensive income.

	For the Nine Months Ended June 30,						Balance as of June 30, 2004
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$3,997	$49	1.63%	$7,809	$81	1.38%	$11,190
FHLB common stock	12,561	330	3.50	13,455	478	4.74	13,535
Mortgage-backed securities and collateralized mortgage obligations available for sale	399,875	10,474	3.49	406,875	9,020	2.96	383,636
Other investment securities available for sale	15,384	333	2.89	11,205	287	3.42	21,877
Loans receivable (1)	308,100	13,412	5.80	244,406	12,200	6.66	318,984

Total interest-earning assets excluding Freddie Mac common stock	739,917	24,598	4.43	683,750	22,066	4.30	749,222
Freddie Mac common stock	268,067	3,976	1.98	266,588	3,445	1.72	292,478

Total interest-earning assets including Freddie Mac common stock (2)	1,007,984	28,574	3.78	950,338	25,511	3.58	1,041,700
Total noninterest-earning assets	24,796	—		20,373	—		26,032

Total assets	$1,032,780	28,574		$970,711	25,511		$1,067,732

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$36,825	$135	0.49	$25,866	$153	0.79	$40,661
Savings accounts	14,793	29	0.26	11,843	52	0.59	14,430
Money market deposit accounts	42,867	436	1.36	29,974	311	1.38	54,038
Certificate of deposit accounts	167,275	2,984	2.38	158,134	3,740	3.15	162,753

Total interest-bearing deposits	261,760	3,584	1.83	225,817	4,256	2.51	271,882
Borrowed funds	391,396	8,934	3.04	366,311	10,070	3.67	392,969

Total interest-bearing liabilities	653,156	12,518	2.56	592,128	14,326	3.23	664,851
Noninterest-bearing deposits	21,673			15,022	—		21,121
Other noninterest-bearing liabilities	109,160	—		112,317	—		120,748

Total noninterest-bearing liabilities	130,833	—		127,339	—		141,869
Total liabilities	783,989	12,518		719,467	14,326		806,720
Total stockholders' equity	248,791	—		251,244			261,012

Total liabilities and stockholders’ equity	$1,032,780	12,518		$970,711	14,326		$1,067,732

Net interest income including Freddie Mac common stock		$16,056			$11,185

Net interest rate spread, including Freddie Mac common stock (3)			1.22%			0.35%
Net interest margin including Freddie Mac common stock (4)			2.12%			1.57%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			154.33%			160.50%
Net interest income, excluding Freddie Mac common stock dividends		$12,080			$7,740

Net interest rate spread, excluding Freddie Mac common stock (5)			1.87%			1.07%
Net interest margin, excluding Freddie Mac common stock (6)			2.18%			1.51%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			113.28%			115.47%

(footnotes on following page)

(1)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.

(2)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The relatively low spread is a combination of a balance sheet structure with a high proportion of Freddie Mac common stock, which has a low yield of 1.98% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, and in 2003 the amortization of premium on CMO’s and the high prepayments of portfolio mortgage loans and securities.

The following table is a reconciliation of net interest spread and net interest margin with and without Freddie Mac common stock.

	Nine Months Ended June 30, 2004		Nine Months Ended June 30, 2003
	Net Interest Spread	Net Interest Margin	Net Interest Spread	Net Interest Margin
Including Freddie Mac Common Stock	1.22%	2.12%	0.35%	1.57%
Excluding Freddie Mac Common Stock	1.87	2.18	1.07	1.51

Attributable to Freddie Mac Common Stock	(0.65)	(0.06)	(0.72)	0.06

Provision for Loan Losses

The provision for loan losses was $30,000 for the nine months ended June 30, 2004, while no provision was taken for the nine months ended June 30, 2003. The Bank had net charge-offs of $172,000 for the nine months ended June 30, 2004 compared to $318,000 for the nine months ended June 30, 2003. For the nine months ended June 30, 2004, $212,000 of the net charge-offs related to loans acquired in the Eagle Bank acquisition, and which had previously been considered in the acquired allowance for loan losses.

Noninterest Income

Noninterest income improved from $3.8 million for the nine months ended June 30, 2003 to $4.5 million for the nine months ended June 30, 2004. The gain on the sale of Freddie Mac common stock for the nine-month period ended June 30, 2004 was $1.1 million resulting from the exercise of calls written as a part of our pilot covered call program. Other income included $138,000 in income on the covered call program, which commenced near the end of fiscal 2003. Gain on sale of loans was $2.1 million for the nine months ended June 30, 2003, and was reduced to $897,000 for the nine months ended June 30, 2004 due to higher interest rates on 1-4 family mortgages and the resulting lower level of refinancing. Loan servicing income was $146,000 for the nine months ended June 30, 2004 compared to $128,000 for the nine months ended June 30, 2003. Loan servicing income has steadily declined as we currently sell loans servicing released and do not replace the runoff of loans serviced that provided this income stream. Our remaining equity in earnings of a limited partnership, which invested in loan servicing rights, was charged off in fiscal 2003, and, therefore, reflected no activity in the nine months ended June 30, 2004 compared to a loss of $107,000 in the nine months ended June 30, 2003. Other income for the 2004 nine month period included $189,000 in brokerage commissions on the sale of alternative investments which was a decrease from the same period in the prior year.

Noninterest Expense

Noninterest expense decreased $773,000 for the nine months ended June 30, 2004 from the same period in 2003. The table following shows the components of noninterest expense for the nine months ended June 30, 2004 and 2003

	For the Nine Months Ended
	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Compensation & employee benefits	$7,534	$7,911
Occupancy	1,816	1,635
Legal & professional	675	914
Marketing	634	590
Furniture & equipment	412	487
Postage, office supplies, and printing	341	437
Federal insurance premiums and other regulatory fees	166	156
Net cost of operations of real estate owned	66	133
Deposit premium amortization expense	163	76
Other	988	1,229

Total	$12,795	$13,568

Compensation and benefits for the nine months ended June 30, 2004 was $7.5 million; approximately $377,000 lower than the nine months ended June 30, 2003. The quarterly cost of the Company’s restricted stock grants dropped $180,000 per quarter as the first stock grants fully vested on August 1, 2003. The expense reduction in the restricted stock was partially offset by the expense of the employees acquired in the Eagle Bank acquisition and by a general increase in compensation and benefits. Additional shares will fully vest on August 1, 2004 which will result in a reduction of approximately $89,000 per quarter. This reduction is completely offset by additional shares that have been granted in July 2004 which nets to an increase of approximately $24,000 per quarter beginning in July 2004. Future levels of expense will depend on the level of dividends, the number of shares granted, the price of the stock on the date of the grant, and the vesting period.

Occupancy expense was up $181,000 for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. Approximately $60,000 of the increase is directly attributable to the Eagle Bank acquisition, with other portions of the increase due to information systems including electronic banking expenses and indirectly attributable costs of operating facilities and servicing customers acquired in the Eagle Bank acquisition.

Deposit premium amortization was $163,000 for the nine months ended June 30, 2004 compared to $76,000 for the nine months ended June 30, 2003. The Eagle Bank acquisition was effective in late February of 2003, so there was four month’s amortization recorded in the 2003 period.

Income Taxes

Income taxes increased to $2.0 million for the nine months ended June 30, 2004 from $181,000 for the nine months ended June 30, 2003, for an increase of $1.8 million. The effective tax rate increased from 13.03% for the nine months ended June 30, 2003 to 25.26% for the nine months ended June 30, 2004. The increase is due to a combination of higher pretax income and the higher effective tax rate. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, contributed to the lower effective tax rate in 2003. The dividends received deduction had a greater impact on the 2003 period than the 2004 period due to the lower level of taxable income in the 2003 period.

Asset Quality

The following table shows that nonperforming loans rose from $5.1 million at September 30, 2003 to $5.5 million at June 30, 2004. Nonperforming loans acquired in the Eagle Bank acquisition made up $495,000 of these loans at June 30, 2004. Nonperforming loans as a percent of total loans grew from 1.71% at September 30, 2003 to 1.73% at June 30, 2004. Approximately 87% of our nonaccrual loans had real estate as collateral at June 30, 2004.

Nonperforming loans are not accruing interest. The following table shows under-performing loans and nonperforming assets.

	June 30, 2004	September 30, 2003
	(In thousands)
Under-performing loans	$334	$633

Total nonperforming loans	5,529	5,124
Foreclosed real estate, net	279	684

Total nonperforming assets	$5,808	$5,808

Nonperforming loans to total loans	1.73%	1.71%
Nonperforming assets to total assets	0.54%	0.58%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans decreased from $633,000 at September 30, 2003 to $334,000 at June 30, 2004. Under-performing loans at September 30, 2003 included a loan in the amount of $585,000 that we treated as nonperforming at December 31, 2003 and remains nonperforming at June 30, 2004. None of the under-performing loans were acquired in the Eagle Bank acquisition.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan classification system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses of $30,000 was charged for the nine months ended June 30, 2004, while there was no provision for the nine months ended June 30, 2003. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

During fiscal 2004, the allowance for loan losses decreased by $142,000 to $6.6 million at June 30, 2004, due to net charge-offs of $171,921 offset by the provision. Of the net charge-offs, $212,205 related to loans acquired in the Eagle Bank acquisition while loans not acquired from Eagle Bank resulted in net recoveries. When reviewing the allowance for loan losses, it is important to understand our lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. We have mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

We have no loans that are not currently disclosed as non-accrual, adversely classified, past due, under-performing or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms.

Commitments

CharterBank had commitments to fund loans at June 30, 2004 of approximately $53.2 million. Commitments to fund loans include unused consumer credit lines of approximately $9.5 million, unused commercial credit lines of approximately $15.6 million, unfunded construction loans of approximately $16.7 million, mortgage loans, primarily for portfolio, of approximately $2.9 million, and nonresidential loans of approximately $8.5 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so the Company has no interest rate risk on these loans.

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

Our commitments are funded through internal funding sources. These internal sources include scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of our commitments to extend credit, leases and funding sources consisting of deposits, FHLB advances and borrowed funds.

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$2,923,577	$—	$—	$—	$—
Loan commitments to fund construction loans in process	16,699,081	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	8,548,950	—	—	—	—
Loan commitments to originate commercial loans	180,000
Available home equity and unadvanced lines of credit	25,064,287	—	—	—	—
Letters of credit	203,500	—	—	—	—
Commitment to purchase mortgage-backed securities	5,639,648	—	—	—	—
Lease agreements	99,472	50,429	44,292	44,292	3,691
Deposits	246,702,050	17,640,940	15,302,499	7,161,209	6,196,149
Securities sold under agreements to repurchase	122,269,000	—	—	—	—
FHLB advances	43,700,000	25,000,000	50,000,000	25,000,000	—

Total commitments and contractual obligations	$472,029,565	$42,691,369	$65,346,791	$32,205,501	$6,199,840

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments

We had no commitments to originate loans held for sale at June 30, 2004. In prior periods these commitments were accounted for at fair value.

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

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $293.0 million at June 30, 2004, compared to $279.4 million at September 30, 2003, for an increase of $13.6 million during the nine months ended June 30, 2004. Wholesale deposits were $49.9 million at June 30, 2004 compared to $49.7 million at September 30, 2003. Wholesale deposits included $16.9 million and $5.9 million in brokered deposits at June 30, 2004 and September 30, 2003, respectively. Time deposit accounts scheduled to mature within one year were $116.5 million and $129.5 million at June 30, 2004 and September 30, 2003, respectively. While CharterBank has experienced certificates of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities. At June 30, 2004 our borrowed funds limit from FHLB was based on 40% of CharterBank’s assets, or approximately $374.3 million. At June 30, 2004, we had outstanding FHLB borrowings of $270.7 million compared to $267.1 million at September 30, 2003, with unused borrowing capacity of $103.6 million and $39.4 million, respectively.

In addition, we may enter into reverse repurchase agreements with approved broker-dealers. At June 30, 2004, repurchase agreements totaled $122.3 million, a $1.0 million increase from the amount outstanding at September 30, 2003 of $121.3 million. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can also obtain funds in the brokered deposit markets.

We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $205.2 million for the nine months ended June 30, 2004. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

The low interest rate environment, specifically low one-to-four family mortgage rates, has dramatically increased refinancing activity and, accordingly, cash flow from prepayments of mortgage securities. The level of this increased cash flow depends on the ongoing level of refinancing, and, thus, it is difficult to determine at this time. However, most projections indicate higher interest rates and significantly lower levels of refinancing which would reduce this cash flow.

Our primary investing activities are:

•	The origination of commercial real estate, one-to-four family real estate, commercial and consumer loans;

•	The purchase of mortgage and investment securities; and

•	Capital expenditures

During the nine months ended June 30, 2004, we originated approximately $143.0 million in total loans. Residential mortgage loans accounted for 39.25% of the originations, construction loans for 18.94%, commercial and commercial real estate for 36.28%, and consumer loans for 5.53%. At June 30, 2004 and September 30, 2003, CharterBank had loan commitments to borrowers of approximately $53.2 million and $39.2 million, respectively, and available home equity and unadvanced lines of credit of approximately $25.1 million and $14.8 million, respectively. Of the $43.3 million in residential mortgage loans originated, $36.4 million were sold to investors. During the third quarter of 2003, CharterBank began retaining conforming 15-year one-to-four family loans, with approximately $31.6 million being retained as of June 30, 2004.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $325.7 million for the nine months ended June 30, 2004, and $446.5 million for the nine months ended June 30, 2003. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years.

Capital expenditures of $1.9 million during the nine months ended June 30, 2004 included approximately $1.5 million for branch expansions. We anticipate that capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities during the remaining quarter of fiscal 2004 will be approximately $1.5 million. We anticipate that capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and possibly relocating support functions to one location as well as a change in our core application system during fiscal 2005 will be between $3.0 million and $7.0 million Except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2004. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Charter Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Charter Financial’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The Emerging Issues Task Force on November 13, 2003 issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This new guidance is to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. The Company does not expect the adoption of EITF 03-1 to have a significant impact on its consolidated financial statements.

On March 31, 2004, the FASB issued an Exposure Draft titled Share-Based Payments, an amendment of FASB Statements No. 123 and 95 that addresses accounting for equity based compensation arrangements. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees and replace some of the existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation”. The proposed statement would require that such arrangements are accounted for using the fair-value-based method of accounting and the related cost expensed over the corresponding service period. It is anticipated that the final statement will be issued in the fourth quarter of 2004 and may be effective for the first quarter of 2005. The Company provides proforma disclosures related to stock-based compensation in Note 5.

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

As of June 30, 2004, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2003. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2003 included in Charter Financial’s 2003 annual report on Form 10-K.

Item 4	Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

(e) During the three and nine months ended June 30, 2004, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) Not applicable

(b) Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

The Company furnished a Form 8-K with the Securities and Exchange Commission dated April 27, 2004, pursuant to Item 12 to report the issuance of and furnish its press release describing second quarter earnings.

The Company filed a Form 8-K with the Securities and Exchange Commission dated April 30, 2004 disclosing under Item 10 (i) that the Company amended the Conflict of Interest Policy and Code of Conduct of Charter Financial Corporation and CharterBank, (ii) that the Company amended the Code of Ethics for Senior Financial Officers of Charter Financial Corporation, and (iii) that the Code of Ethics for Senior Financial Officers of Charter Financial Corporation meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The amended Conflict of Interest Policy and Code of Conduct and Code of Ethics for Senior Financial Officers were filed as Exhibits 14.1 and 14.2, respectively, to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION (Registrant)

Date: August 11, 2004	By:	/s/ Robert L. Johnson
Robert L. Johnson President and Chief Executive Officer

Date: August 11, 2004	By:	/s/ Curtis R. Kollar
Curtis R. Kollar Chief Financial Officer, Vice President and Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications