Form 10-K
period 2004-09-30
CHARTER FINANCIAL CORP/GA
filed 2004-12-14
CIK 1136796

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

(706) 645-1391

(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004 was $142,398,337, based on the per share closing price as of March 31, 2004 on the Nasdaq National Market for the registrant’s common stock, which was $39.37.

There were 19,823,905 shares of the registrant’s common stock, $.01 par value per share outstanding at November 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHARTER FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2004

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

As part of our reorganization in structure, CharterBank organized First Charter, MHC as a federally-chartered mutual holding company which is registered as a savings and loan holding company with the OTS. First Charter, MHC’s principal assets are its investment in Charter Financial and 400,000 shares of Freddie Mac common stock, the fair value of which was $26.1 million as of September 30, 2004. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of Freddie Mac common stock, and the management of any cash dividends received from Freddie

Mac common stock. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial’s common stock. During the year ended September 30, 2004, First Charter, MHC waived its right to receive cash dividends from Charter Financial. Upon continued regulatory approval, First Charter, MHC expects to waive its right to receive any future cash dividends from Charter Financial for the foreseeable future.

All historical financial information contained herein has been adjusted to retroactively reflect the transfer of 400,000 shares of Freddie Mac common stock and $100,000 in cash to First Charter, MHC which occurred in October 2001 upon the aforementioned reorganization. Operating data has also been retroactively adjusted for such effects.

At September 30, 2004, Charter Financial had total assets of $1.1 billion, of which $323.5 million was comprised of loans receivable and $378.4 million was comprised of mortgage-backed securities and collateralized mortgage obligations. At such date, total deposits were $279.6 million, borrowings were $392.8 million and total stockholders’ equity was $272.5 million. Charter Financial owns 4,605,000 shares of Freddie Mac common stock of which 1,650,000 shares are owned directly by Charter Financial and the remaining are owned by Charter Financial’s subsidiaries with CharterBank owning 2,555,000 shares and Charter Insurance owning 400,000 shares. Charter Financial’s 4,605,000 shares of Freddie Mac common stock had a market value of $300.4 million at September 30, 2004.

CharterBank was founded in 1954 and currently operates a main office, seven full-service branch offices and five loan production offices in Georgia and Alabama. CharterBank is a community-oriented financial institution serving primarily consumer households and small businesses. CharterBank is the only locally-owned and operated financial institution in Troup County, Georgia and the Valley area, consisting of Lanett and Valley, Alabama and West Point, Georgia. CharterBank is subject to extensive regulation, supervision, and examination by the OTS, its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), which insures its deposits. CharterBank’s savings deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund of the FDIC.

CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create a long-term, profitable relationship. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and Certificates of Deposit. Prior to the reorganization, CharterBank founded The Charter Foundation, a non-profit foundation, which makes charitable contributions in CharterBank’s market area.

In February 2003, the Company acquired EBA Bancshares, Inc. (EBA) and its subsidiary bank, Eagle Bank of Alabama, and merged them into the Company’s banking subsidiary, CharterBank. As part of the Eagle acquisition, we acquired approximately $55.3 million in gross loans and $60.7 million in deposits. The acquisition was accounted for using the purchase method of accounting and, therefore, the results of operations of Eagle Bank of Alabama have been included in our operations since the effective date of the acquisition.

Internet Address. Our Internet address is www.charterbank.net. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Market Area. We conduct our operations in west-central Georgia and east-central Alabama through our main office in West Point, Georgia, two branch offices in Valley, Alabama, one branch office in LaGrange, Georgia, two branch offices in Opelika, Alabama, and two branch offices in Auburn, Alabama. The main office and two Valley, Alabama offices serve the “Valley” region of our market area, which consists of West Point, Georgia, and Lanett and Valley, Alabama. The LaGrange office serves an adjacent community on Interstate 85. Four branches serve the Auburn-Opelika or Lee County, Alabama area. We also operate loan production offices in the Atlanta metropolitan area, Newnan and St. Mary’s, Georgia and Phenix City and Monroeville, Alabama. The Valley area is a small market area and we are expanding our market area to nearby counties along the Interstate I-85 corridor, which are larger and have more growth potential.

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

Lending Activities.

Loan Portfolio Composition. Our loan portfolio consists of one-to-four family residential first mortgage loans, commercial real estate loans, real estate construction loans, consumer loans and commercial loans. At September 30, 2004, we had total loans receivable of $323.5 million, or 30.3% of total assets. Residential mortgage loans comprised $142.2 million, or 44.0% of total loans at September 30, 2004. Loans secured by mortgages on commercial real estate totaled $119.6 million at September 30, 2004 representing an $8.4 million, or 7.6%, increase from the balance of commercial real estate loans at September 30, 2003.

At September 30, 2004, approximately $73.0 million of total commercial real estate loans are secured by real estate in the local bank market and approximately $41.8 million of total commercial real estate loans are secured by commercial real estate in other parts of Georgia and Alabama. Of the $41.8 million not in the local bank market, approximately $31.5 million of total commercial real estate loans are secured by real estate in the Atlanta metropolitan area. We expect continued growth in our commercial real estate portfolio in the future.

The remaining portion of our loan portfolio at September 30, 2004 consisted of consumer loans totaling $19.6 million, real estate construction loans of $21.5 million, and other commercial loans of $20.6 million. Our consumer loan portfolio contains approximately $1.9 million in auto loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential real estate(1)	$142,250	44.0%	$133,305	44.5%	$100,471	46.9%	$129,223	56.2%	$152,822	58.9%
Commercial real estate	119,618	37.0	111,189	37.1	68,016	31.8	61,225	26.6	60,838	23.4
Consumer and other(2)	19,580	6.0	19,673	6.5	19,970	9.3	23,537	10.2	29,915	11.5
Commercial	20,628	6.4	21,634	7.2	16,587	7.8	6,819	3.0	8,987	3.5
Real estate construction(3)	21,471	6.6	14,076	4.7	8,962	4.2	9,143	4.0	7,138	2.7

Total loans	323,547	100.0%	299,877	100.0%	214,006	100.0%	229,947	100.0%	259,700	100.0%

Less:
Net deferred loan costs (fees)	(773)		(544)		(173)		(66)		113
Allowance for loan losses	(6,623)		(6,780)		(5,179)		(5,290)		(6,346)

Loans receivable, net	$316,151		$292,553		$208,654		$224,591		$253,467

(1)	Excludes loans held for sale.
(2)	Includes home equity loans and lines of credit, and second mortgage loans.
(3)	Net of undisbursed proceeds on loans-in-process.

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of September 30, 2004. The table does not reflect prepayments but does reflect scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

	At September 30, 2004
	1-4 Family Residential Real Estate Loans	Commercial Real Estate	Consumer and Other	Commercial	Real Estate Construction(1)	Totals
	(In thousands)
Amounts due or repricing:
Within one year	$42,520	$62,658	$13,219	$12,383	$20,603	$151,383

After one year:
One to three years	18,699	15,368	3,087	5,156	87	42,397
Three to five years	16,349	17,500	1,085	1,333	99	36,366
Five to ten years	47,286	18,690	1,276	1,058	330	68,640
Over ten years	17,396	5,402	913	698	352	24,761

Total due after one year	99,730	56,960	6,361	8,245	868	172,164

Total amount due:	$142,250	$119,618	$19,580	$20,628	$21,471	$323,547

(1)	Presented net of undisbursed proceeds on loans-in-process.

The following table presents, as of September 30, 2004, the dollar amount of all loans contractually due or scheduled to reprice after September 30, 2005 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After September 30, 2005
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$44,161	$55,569	$99,730
Commercial real estate	15,932	41,028	56,960
Consumer and other	4,909	1,452	6,361
Commercial	6,852	1,393	8,245
Construction	868	—	868

Total loans	$72,722	$99,442	$172,164

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended September 30,
	2004	2003	2002
	(In thousands)
Loans(1):
Balance outstanding at beginning of period	$299,877	$214,006	$229,947

Loans acquired from Eagle Bank	—	55,276	—

Originations:
One-to-four family residential real estate	76,037	196,474	112,457
Commercial real estate and commercial	62,839	75,920	52,678
Consumer and other loans	11,530	20,220	3,614
Real estate construction	41,115	36,652	17,468

Total originations	191,521	329,266	186,217

Less:
Principal repayments, unadvanced funds and other, net	128,419	175,943	118,926
Sale of residential mortgage loans, principal balance	38,083	121,263	80,753
Loan charge-offs and transfers to foreclosed real estate	1,349	1,465	2,479

Total deductions	167,851	298,671	202,158
Net loan activity	23,670	85,871	(15,941)

Ending balance	$323,547	$299,877	$214,006

(1)	Excludes loans held for sale.

Residential Mortgage Loans and Originations. We emphasize the origination of first and second mortgages secured by one-to-four family properties within Georgia and Alabama. At September 30, 2004, and September 30, 2003, loans on one-to-four family properties accounted for 44.0% and 44.5% of our total loan portfolio, respectively.

Our mortgage origination strategy is to offer a broad array of products to meet customer needs. These products include conforming and nonconforming loans with a variety of maturities and interest rate adjustment terms. We generally sell conforming 30 year fixed rate loans servicing released. We generally retain for our portfolio conforming loans with maturities shorter than 30 years or that have interest rate resets or balloon terms. We also retain nonconforming loans. Nonconforming loans generally have interest rate resets or maturities of less than thirty years. Management’s current strategy is to sell loans with servicing released instead of keeping the servicing, as we believe that this improves our overall profitability. Our loan portfolio contains some loans that are nonconforming due to loan-to-value or credit exceptions.

Our originations of all types of residential first mortgages amounted to $76.0 million for the fiscal year ended September 30, 2004, and $196.5 million for the year ended September 30, 2003. Due to the low interest rate environment, a significant portion of loans originated in 2004, 2003 and 2002 were refinances, including refinances of our existing portfolio loans and loans in our servicing portfolio. The average size of our residential mortgage loans originated in the year ended September 30, 2004 was $115,000, and $100,000 for the year ended September 30, 2003.

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

Adjustable Rate Mortgage Loans. We offer a variety of adjustable rate mortgage products that initially adjust after one, three, five, or seven years. After the initial term, adjustable rate mortgage loans generally adjust on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the Wall Street Journal Prime or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and the aggregate adjustment is generally subject to a maximum increase of 6% over the life of the loan. At September 30, 2004, 64.84% of the residential mortgage loans in our portfolio were adjustable rate mortgage loans, most of which were hybrid loans with the rate fixed for the first five or seven years.

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

Fixed Rate Mortgage Loans Retained in Portfolio. Late in fiscal 2003 we stopped selling our 15-year conforming mortgage originations and started holding them in portfolio. These loans had better yields than securities with similar interest risk attributes that were available for purchase. As of September 30, 2004, we have $30.9 million of 15-year conforming mortgages in our portfolio.

Fixed Rate Mortgages Sold Servicing Released. We offer a variety of thirty-year fixed-rate products that we sell to investors on a servicing released basis. These loans are underwritten to the investors’ standards and are generally sold to the investor after the loan closes. The rate on these loans is committed with the investor on a best efforts basis when the borrower locks in their interest rate. Gains on sales of residential loans amounted to $1.2 million of our noninterest income for the year ended September 30, 2004.

Fixed Rate Mortgages Sold with Servicing Retained. We are an approved seller/servicer for Freddie Mac. Our fixed rate loans are underwritten to comply with Freddie Mac standards for sale to the secondary market. At September 30, 2004, CharterBank serviced loans for Freddie Mac with an aggregate balance of $34.6 million and serviced loans for other investors with an aggregate balance of $2.3 million.

Home Equity Credit Lines and Second Mortgages. We offer home equity lines of credit as a complement to our one-to-four family lending activities. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines provide adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia and Alabama. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those applicable to one- to four-family first mortgage loans with the exception of loan to value ratios which may go to 100% and slightly more stringent credit to income and credit score requirements. At September 30, 2004, we had $13.5 million of home equity and second mortgage loans. We also had $8.3 million of unfunded home equity commitments at September 30, 2004.

Commercial Real Estate Loans. CharterBank embarked on a strategy of increasing its commercial real estate loan portfolio during fiscal 1998. In underwriting commercial real estate loans, we consider not only the property’s historic cash flow, but also its current and projected occupancy, location, and physical condition. We generally lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.15 to 1 after tax. At September 30, 2004, we had $119.6 million of loans in our commercial real estate portfolio. The average size of a loan in our portfolio at September 30, 2004 was $252,000. Our largest funded loan exposure is a commercial real estate loan with a balance of $6.2 million at September 30, 2004. This loan is secured by a medical office building located in the metro Atlanta, Georgia area.

Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, we monitor our loan concentration and our loan policies generally limit the amount of loans to a single borrower or group of borrowers. We also utilize the services of an outside consultant to conduct credit quality reviews of the commercial loan portfolio. Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates and shorter maturities than our residential mortgage loans. We usually offer commercial real estate loans at fixed rates and adjustable rates tied to the prime rate. However, a portion of the commercial real estate portfolio is tied to yields on U.S. Treasury securities or LIBOR. We currently offer fixed rate terms of 3-7 years on these loans. However, in prior years we have had fixed rate loans with maturities of up to 25 years.

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

Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater supervision efforts by our management compared to residential or commercial real estate lending. Commercial loans, however, comprise a small portion of our loan portfolio, at approximately 6.4% of total loans receivable and approximately 1.9% of total assets at September 30, 2004.

Consumer Loans. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include:

•	home equity loans-open and closed end;

•	secured deposit and other loans; and

•	unsecured credit lines and installment loans.

At September 30, 2004, our consumer loan portfolio totaled $19.6 million, or 6.0% of total loans. Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans and tend to have a higher credit risk than residential loans because they may be secured by a home with a loan-to-value of 100%, secured by rapidly depreciable assets, or be unsecured. Despite these risks, our level of consumer loan delinquencies, excluding auto loans, has generally been low. We cannot assure you, however, that our delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

At September 30, 2004, the auto loan portfolio totaled $1.9 million, or 0.6% of total loans. Charge-offs on the auto loan portfolio amounted to approximately $23,000 for the year ended September 30, 2004, compared to charge-offs of approximately $82,000 for the year ended September 30, 2003.

We make loans for up to 100% of the amount of a borrower’s Certificates of Deposit balance. These savings secured loans totaled $1.3 million at September 30, 2004.

Loan Approval Procedures and Authority. Our lending policies provide that various loan personnel and management committees may review and approve secured loan relationships up to $1.5 million and unsecured loan relationships up to $500,000. All loan relationships above these amounts require approval of either the Board’s Executive Loan Committee or the full Board of Directors.

The following describes our current lending procedures for residential mortgages and home equity lines and loans. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans, except for home equity loans or lines where an alternative evaluation may be used to determine the loan to value ratio. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by our lending department. We require title insurance or a title opinion on all mortgage loans.

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

Commercial loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the President, the Executive Vice President, the Chief Financial Officer, the Senior Credit Administrator, and certain other senior lending and credit officers. The Management Loan Committee has authority to approve loan relationships and modifications up to $1,500,000. Commercial loan relationships of $1,000,000 or less may be approved outside the Committee process by three officers who have commercial loan authority. Commercial loan relationships greater than $1,500,000 are approved by the Management Loan Committee and the Board’s Executive Loan Committee or the entire Board of Directors.

Asset Quality. One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential one-to-four family properties and commercial properties; we set sound credit standards for new loan originations; and we follow careful loan administration procedures. The following table sets forth the non-performing loans by loan category at the dates indicated. As indicated by the table, nonperforming loans increased during the year ended September 30, 2004.

	At September 30,
	2004	2003	Increase (Decrease)
1-4 family residential real estate mortgage	$2,411,215	$2,080,802	$330,413

Commercial real estate	3,071,252	2,474,106	597,146
Commercial	348,077	429,810	(81,733)
Consumer and other	34,512	139,199	(104,687)

Total	$5,865,056	$5,123,917	$741,139

Non-accrual loans increased $741,000 with the real estate secured loans, including one-to-four family and commercial real estate loans, increasing $928,000 and commercial, consumer and other loans decreasing $186,000. Commercial, consumer and other non-accrual loans decreased as we worked through the loans acquired in the Eagle Bank acquisition. The increase in non-accrual real estate secured loans reflects general softness in the economy.

Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Executive Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee approves action plans on all loans that are 90 days delinquent. The Loan Committee consists of three outside directors and two directors who are also members of management. Two of the outside directors, one of whom is the chairman, serve each time. The third outside slot rotates between two other outside directors.

The following table presents information regarding total nonaccrual loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At September 30, 2004, 2003, and 2002, we had $5.9 million, $5.1 million, and $3.0 million, respectively, of nonperforming loans. If all nonaccrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, we would have recorded additional interest income on these loans of approximately $244,000 for the year ended September 30, 2004.

	At September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Underperforming loans - accruing loans delinquent 90 days or more	$195	$633	$133	$218	$159

Total non-performing loans	$5,865	$5,124	$3,013	$2,312	$2,831
Foreclosed real estate, net	453	684	670	434	630

Total non-performing assets	$6,318	$5,808	$3,683	$2,746	$3,461

Non-performing loans to total loans	1.81%	1.71%	1.41%	1.01%	1.09%

Non-performing assets to total assets	0.59%	0.58%	0.38%	0.31%	0.37%

Nonperforming assets at September 30, 2004, 2003, and 2002 were $6.3 million, $5.8 million, and $3.7 million, respectively. Primarily, the nonaccrual loans are residential and commercial real estate loans that are nonaccrual due to economic conditions.

We generally stop accruing income when interest or principal payments are 90 days in arrears. We may stop accruing income on such loans earlier than 90 days when we consider the timely collectibility of interest or principal to be doubtful. We may continue to accrue interest income beyond 90 days if the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt. When we designate nonaccrual loans, we reverse all outstanding interest that we had previously credited. If we receive a payment on a nonaccrual loan, we may recognize a portion of that payment as interest income; if we determine that the ultimate collectibility of principal is no longer in doubt. However, such loans may remain on nonaccrual status.

Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment. At September 30, 2004, 2003, and 2002, impaired loans totaled $3.9 million, $2.2 million, and $2.1 million, respectively. The average recorded investment in impaired loans for the years ended September 30, 2004, 2003, and 2002 was approximately $3.0 million, $2.2 million and $1.4 million, respectively. Interest income recognized on impaired loans for the years ended September 30, 2004, 2003, and 2002 was not significant.

At September 30, 2004, 2003, and 2002, we had $3.0 million, $2.7 million, and $2.0 million, respectively, of portfolio loans classified as troubled debt restructurings.

Foreclosed real estate consists of property we have acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at the lower of cost or fair value. At September 30, 2004, 2003, and 2002 we had $453,000, $684,000 and $670,000 in foreclosed real estate, respectively.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$6,780	$5,179	$5,290	$6,346	$5,710
Allowance for loan losses of acquired company(1)	—	2,177	—	—	—
Charge-offs:
1-4 residential real estate	(185)	(209)	(321)	(132)	(104)
Commercial real estate	(15)	—	—	—	(91)
Commercial	(230)	(497)	(175)	(554)	(26)
Consumer and other	(139)	(338)	(320)	(1,387)	(713)
Real estate construction	(81)	—	—	(23)	(204)

Total charge-offs	(650)	(1,044)	(816)	(2,096)	(1,138)

Recoveries:
1-4 residential real estate	105	140	94	119	32
Commercial real estate	—	—	—	21	18
Commercial	105	25	—	—	20
Consumer and other	253	278	361	400	294
Real estate construction	—	—	—	—	—

Total recoveries	463	443	455	540	364

Net (charge-offs) recoveries	(187)	(601)	(361)	(1,556)	(774)
Provision for loan losses	30	25	250	500	1,410

Balance at end of year	$6,623	$6,780	$5,179	$5,290	$6,346

Total loans receivable	$323,547	$299,877	$214,006	$229,947	$259,700

Average loans outstanding	$311,480	$256,792	$215,632	$243,243	$242,868

Allowance for loan losses as a percent of total loans receivable (2)	2.05%	2.26%	2.33%	2.30%	2.44%

Net loans (charged off) recovered as a percent of average outstanding	(.06)%	(0.23)%	(0.16)%	(0.64)%	(0.32)%

(1)	Established as a result of the Eagle Bank acquisition in 2003.
(2)	Does not include loans held for sale or deferred fees.

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

There may be other factors that warrant our consideration in maintaining the allowance at a level sufficient to cover probable losses. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, it may be necessary to increase the allowance if economic, real estate and other conditions differ substantially from the current operating environment.

In addition, the OTS, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

For the year ended September 30, 2004, we expensed a $30,000 provision for loan losses based on our evaluation of the items discussed above. The recorded provision of $30,000 was less than net charge-offs because the majority of the 2004 net charge-offs represent losses associated with the Eagle portfolio and were already considered in their allowance for loan losses.

For the year ended September 30, 2003 we expensed a $25,000 provision. For that year we had $631,000 in net charge-offs of which $471,000 came from loans acquired in the Eagle Bank acquisition. Our reserve methodology indicated a higher provision was not appropriate.

Management believes to the best of its knowledge, the allowance for loan losses is sufficient to cover all known losses and inherent losses in the current loan portfolio at September 30, 2004. To determine the adequacy of the allowance, we look at historical trends in the growth and composition of our loan portfolio, among other factors. The most significant risk trends over the last five years are the growth of our commercial real estate loan portfolio, the growth of the nonconforming residential loan portfolio, and the nonperforming loans acquired in the Citizens and Eagle acquisitions. We believe that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one- to four-family residential mortgages.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended September 30, 2004, and 2003, — Provision for Loan Losses.”

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

	At September 30,
	2004			2003			2002
Loan Category	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
				(Dollars in thousands)
One-to-four family residential real estate	$1,364	$142,250	44.0%	$1,185	$133,305	44.5%	$1,017	$100,471	46.9%
Commercial real estate	2,769	119,618	37.0	2,920	111,189	37.1	2,394	68,016	31.8
Consumer loans and other(1)	550	19,580	6.0	592	19,673	6.5	620	19,970	9.3
Commercial	836	20,628	6.4	1,147	21,634	7.2	506	16,587	7.8
Real estate construction	399	21,471	6.6	258	14,076	4.7	377	8,962	4.2
Unallocated	705	—	—	678	—	—	265	—	—

Total allowance for loan losses	$6,623	$323,547	100.0%	$6,780	$299,877	100.0%	$5,179	$214,006	100.0%

	At September 30,
	2001			2000
Loan Category	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential real estate	$1,841	$129,223	56.2%	$1,228	$152,822	58.9%
Commercial real estate	1,656	61,225	26.6	1,487	60,838	23.4
Consumer loans and other(1)	382	23,537	10.2	2,345	29,915	11.5
Commercial	359	6,819	3.0	623	8,987	3.5
Real estate construction	263	9,143	4.0	236	7,138	2.7
Unallocated	789	—	—	427	—	—

Total allowance for loan losses	$5,290	$229,947	100.0%	$6,346	$259,700	100.0%

(1)	Includes home equity lines of credit, excludes loans held for sale.

Investment Activities. The Board of Directors reviews and approves our investment policy on an annual basis. The President and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written investment policy, and other established guidelines, including those set periodically by the Asset-Liability Management Committee.

The primary goal of our investment policy is to invest funds in assets with varying maturities which will result in the best possible yield while maintaining the safety of the principal invested and assisting in managing interest rate risk. We also seek to use our strong capital position to maximize our net income through investment in higher yielding mortgage related securities funded by borrowings. The investment portfolio is also viewed as a source of liquidity. The broad objectives of our investment portfolio management are to:

•	minimize the risk of loss of principal or interest;

•	generate a favorable return without incurring undue interest rate and credit risk;

•	manage the interest rate sensitivity of our assets and liabilities;

•	meet daily, cyclical and long term liquidity requirements while complying with our established policies and regulatory liquidity requirements;

•	diversify assets in stable economic regions and address maturity or interest repricing imbalances; and

•	provide collateral for pledging requirements.

In determining our investment strategies, we consider our interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, asset prepayment risks, collateral value and other characteristics of the securities to be held.

Our investment policies and procedures also encompass evaluating and monitoring our Freddie Mac common stock investment.

Liquidity. We calculate liquidity by taking the total of:

•	our cash;

•	cash we have in other banks;

•	unpledged U.S. Government or Government Agency Securities; and

•	unpledged mortgage-backed securities guaranteed by the U.S. Government or Agencies or rated AAA.

We utilize borrowing lines of credit supported by available collateral, including Freddie Mac common stock, which provides a high level of liquidity. We consider our Freddie Mac common stock a collateral source of last resort due to the adverse income tax consequences of losing the dividends received deduction. We borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. Our maximum borrowing capacity from the Federal Home Loan Bank is approximately $373.3 million, of which $292.1 million of borrowings was utilized at September 30, 2004. We utilize Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of investment securities in order to increase our net income and return on equity.

Investment Portfolio.

General. Federally chartered thrifts have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain Certificates of Deposit of insured financial institutions, repurchase agreements, overnight and short term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Our investments primarily fall into two major categories:

•	equity investments, primarily Freddie Mac common stock and

•	collateralized mortgage obligations and mortgage-backed securities.

Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. All of our securities are currently classified as “available for sale.” The weighted average annualized yield of our non-equity portfolio was 4.00% as of September 30, 2004. We believe the credit quality of the portfolio is high as it is invested in U.S. Government, U.S. Government Agency, or U.S. Government Agency-guaranteed mortgage-backed securities or mortgage related securities with a rating of AA or better or equities, primarily Freddie Mac common stock. For information see “Management Discussion and Analysis - Carrying Values, Yields and Maturities.”

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2004		2003		2002		2001		2000
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Investment Securities:
U.S. Government agencies	$—	$—	$12,981	$12,892	$—	$—	$—	$—	$14,449	$12,880
Other debt securities	22,339	22,157	8,633	8,737	12,175	12,059	—	—	1,000	1,002

Total investment securities	22,339	22,157	21,614	21,629	12,175	12,059	—	—	15,449	13,882

Mortgage-backed and mortgage-related securities:
Ginnie Mae	19,876	20,170	14,532	14,919	24,189	24,714	20,081	20,230	85,700	82,172
Fannie Mae	129,954	130,652	89,365	90,408	31,103	31,590	16,518	16,620	52,832	50,783
Freddie Mac	9,852	9,902	13,378	13,267	6,744	6,732	—	—	25,043	24,355

Total mortgage-backed and mortgage- related securities	159,682	160,724	117,275	118,594	62,036	63,036	36,599	36,850	163,575	157,310

Collateralized mortgage obligations:
Fannie Mae	72,589	71,122	136,101	133,520	126,788	126,353	74,091	73,619	78,831	77,777
Freddie Mac	92,026	91,644	86,818	86,068	239,570	239,179	140,128	139,677	70,513	69,369
Non-agency	52,840	53,358	56,441	56,250	25,181	25,238	72,417	71,430	67,198	59,946
Ginnie Mae	1,510	1,509	—	—	2,139	2,134	5,081	5,037	3,518	3,306

Total collateralized mortgage Obligations	218,965	217,633	279,360	275,838	393,678	392,904	291,717	289,763	220,060	210,398

Total mortgage-backed securities and collateralized mortgage obligations	378,647	378,357	396,635	394,432	455,714	455,940	328,316	326,613	383,635	367,708

Total investment and mortgage securities	$400,986	$400,514	$418,249	$416,061	$467,889	$467,999	$328,316	$326,613	$399,084	$381,590

Freddie Mac common stock and other equity securities	$6,213	$300,430	$6,285	$242,904	$6,317	$260,215	$6,365	$302,623	$6,316	$251,661

Total investment and mortgage securities and Freddie Mac common stock	$407,199	$700,944	$424,534	$658,965	$474,206	$728,214	$334,681	$629,236	$405,400	$633,251

The following table sets forth the composition of the mortgage securities portfolio at the dates indicated and whether such investments have fixed or adjustable interest rates.

	At September 30, 2004			At September 30, 2003
	Amortized Costs	Market Value	Unrealized Gain/(Loss)	Amortized Costs	Market Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Fixed rate corporate debt	$—	$—	$—	$1,631	$1,737	$106
Fixed rate agency notes/bonds	20,339	20,197	(142)	12,981	12,892	(89)
Total fixed rate mortgage-backed and mortgage-related securities	104,828	105,814	986	77,611	79,222	1,611
Total fixed rate collateralized mortgage obligations	117,044	115,495	(1,549)	106,303	103,124	(3,179)

Total fixed rate investment and mortgage securities	242,211	241,506	(705)	198,526	196,975	(1,551)

Variable rate corporate	—	—	—	7,002	7,000	(2)
Variable rate agency	2,000	1,960	(40)	—	—	—
Variable rate mortgage-backed and mortgage-related securities	54,854	54,910	56	39,663	39,371	(292)
Variable rate collateralized mortgage obligations	101,921	102,138	217	173,058	172,715	(343)

Total variable rate investment and mortgage securities	158,775	159,008	233	219,723	219,086	(637)

Freddie Mac common stock and other equity securities	6,213	300,430	294,217	6,285	242,904	236,619

Total investment and mortgage securities and Freddie Mac common stock	$407,199	$700,944	$293,745	$424,534	$658,965	$234,431

Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2004 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U. S. Government agencies	$—	—%	$11,300	2.54%	$11,039	3.05%	$—	—	$22,339	$22,157	2.79%
Corporate debt	—	—	—	—	—	—	—	—	—	—	—

Total investment securities	—	—%	11,300	2.54%	11,039	3.05%	—	—	22,339	22,157	2.79%

Mortgage-backed securities Available for sale:
Ginnie Mae	—	—%	—	—%	3,943	6.10%	15,933	4.70%	19,876	20,170	4.98%
Fannie Mae	—	—	—	—	8,480	4.13	121,474	4.41	129,954	130,652	4.39
Freddie Mac	—	—	—	—	—	—	9,852	3.16	9,852	9,902	3.16

Total mortgage-backed securities	—	—%	—	—%	12,423	4.76%	147,259	4.36%	159,682	160,724	4.39%

Collateralized mortgage obligations:
Fannie Mae	—	—%	—	—%	—	—%	72,590	3.14%	72,589	71,122	3.14%
Freddie Mac	—	—	—	—	5,957	3.48	86,069	3.07	92,026	91,644	3.10
Ginnie Mae	—	—	—	—	—	—	1,510	2.77	1,510	1,509	2.77
Other Non-agency	—	—	—	—	—	—	52,841	3.24	52,840	53,358	3.24

Total collateralized mortgage obligations	—	—%	—	—%	5,957	3.48%	213,010	3.13%	218,965	217,633	3.14%

Total	$—	—%	$11,300	2.54%	$29,419	3.86%	$360,269	3.63%	$400,986	$400,514	3.62%

Equity Securities. As of September 30, 2004, equity securities were primarily comprised of 4,605,000 shares of Freddie Mac common stock which had a per share market value of $65.24 per share, a total market value of $300.4 million and a cost basis of approximately $1.35 per share. The large unrealized pre-tax gain of approximately $294.2 million is the result of a series of well-timed investments in Freddie Mac common stock in the middle to late 1980’s. As a result of strong fundamental growth at Freddie Mac and a favorable stock market environment, our Freddie Mac common stock investment has appreciated significantly, constituting approximately 28.1% of our total assets. The unrealized gain in Freddie Mac common stock has substantially strengthened our capital and earnings. The after-tax unrealized gain in Freddie Mac common stock constitutes 66.3% of our equity capital. Dividends on Freddie Mac common stock have also significantly increased our dividend and interest income.

Our Freddie Mac common stock is held by different companies within the Charter group as follows:

CharterBank	2,555,000 shares
Charter Financial	1,650,000 shares
Charter Insurance	400,000 shares

Total	4,605,000 shares

In addition, the owner of 80% of Charter Financial’s common stock, First Charter, MHC, owns 400,000 shares of Freddie Mac common stock.

We believe that our ownership of Freddie Mac common stock continues to present attractive appreciation and dividend growth potential. Since the sale of Freddie Mac common stock would result in the realization of a substantial current tax liability for us, we have no current plans to liquidate our Freddie Mac common stock investment. In 2003, we implemented a pilot program and began writing covered calls on Freddie Mac common stock. We initially put 250,000 shares of stock in the program. If a call option is in the money as the maturity of the call approaches, we evaluate the economics of allowing the call to be exercised or buying the call to prevent its exercise. During fiscal year 2003, we sold 15,000 shares of Freddie Mac common stock and during fiscal year 2004, we sold 35,000 shares of Freddie Mac common stock. The net call premiums have been lower than we anticipated due to higher costs of repurchasing call options in lieu of allowing the exercise of the call options. The exercise of the call option results in the sale of the underlying stock. In the fifteen month period during which we have been writing calls, the underlying stock has appreciated from $50.77 per share to $65.24 per share. This has resulted in more repurchases than in a lower level of appreciation. We continually evaluate our investment in Freddie Mac common stock considering the appreciation and dividend potential of the Freddie Mac common stock, the income tax impact of a strategy, alternative investments or uses of sales proceeds and the portion of our capital that the after-tax unrealized gain represents.

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

	At September 30, 2004
	Par	Premium	Discount	Amortized Cost	Average Life in Yrs.	Average Interest Yield
MBS - fixed rate	$105,014,522	$642,897	$829,231	$104,828,188	4.38	4.98%
MBS – variable rate	54,423,507	452,749	22,588	54,853,668	4.00	3.37
CMO - fixed rate	117,171,101	539,483	665,910	117,044,674	2.89	4.22
CMO – variable rate	102,243,634	78,258	400,708	101,921,184	1.67	3.16

Total	$378,852,764	$1,713,387	$1,918,437	$378,647,714

While mortgage related securities have average lives as stated in the accompanying tables, average lives may be significantly shorter or longer based on interest rates and underlying loan prepayments. Based on interest rates and market prepayment assumptions as of September 30, 2004, the estimated average life of our fixed rate mortgage-backed security portfolio was 4.38 years and of our fixed rate collateralized mortgage obligation portfolio was 2.89 years. If prepayment rates are higher than estimated, our earnings will be negatively affected by the reinvestment of accelerated cash flows at lower yields. A portion of the fixed rate mortgage-backed securities are backed by multifamily loans that have prepayment penalties or yield maintenance agreements and thus are not as likely to prepay due to changes in interest rates.

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

	At September 30,
	2004			2003			2002
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$19,876	5.25%	$20,170	$14,532	3.66%	$14,919	$24,189	5.31%	$24,714
Fannie Mae	129,954	34.32	130,652	89,365	22.53	90,408	31,103	6.83	31,590
Freddie Mac	9,852	2.60	9,902	13,378	3.37	13,267	6,744	1.48	6,732

Collateralized mortgage obligations available for sale:
Fannie Mae	72,589	19.17	71,122	136,101	34.32	133,520	126,788	27.82	126,353
Freddie Mac	92,026	24.30	91,644	86,818	21.89	86,068	239,570	52.57	239,179
Other	52,840	13.96	53,358	56,441	14.23	56,250	25,181	5.52	25,238
Ginnie Mae	1,510.40		1,509	—	—	—	2,139.47		2,134

Total	$378,647	100%	$378,357	$396,635	100.00%	$394,432	$455,714	100.00%	$455,940

	At September 30,
	2001			2000
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$20,081	6.12%	$20,230	$85,700	22.33%	$82,171
Fannie Mae	16,518	5.03	16,620	52,832	13.77	50,783
Freddie Mac	—	—	—	25,043	6.53	24,355

Collateralized mortgage obligations available for sale:
Fannie Mae	74,091	22.57	73,619	78,831	20.55	77,778
Freddie Mac	140,128	42.68	139,677	70,513	18.38	69,369
Other	72,417	22.06	71,430	67,198	17.52	59,946
Ginnie Mae.	5,081	1.54	5,037	3,518	0.92	3,306

Total	$328,316	100.00%	$326,613	$383,635	100.00%	$367,708

Federal Home Loan Bank Stock. Every federally insured financial institution that borrows funds from a Federal Home Loan Bank is required to invest in the stock of that Federal Home Loan Bank. The institution’s investment in Federal Home Loan Bank stock, along with other assets of the institution, is then pledged as collateral for the advances. As of September 30, 2004, we owned approximately $14.8 million of stock in the Federal Home Loan Bank of Atlanta.

Sources of Funds. Deposits (both retail and wholesale), borrowings, securities sold under agreements to repurchase, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Deposits. At September 30, 2004, our total deposits amounted to $279.6 million, of which $245.5 million were retail deposits, $34.0 million were funds on deposit from credit unions, and $100,000 were brokered deposits. At September 30, 2003, our retail deposits totaled $229.6 million, and our wholesale deposits totaled $49.7 million. Wholesale deposits consist of funds on deposit from credit unions and brokered deposits.

Retail Deposits. We offer a variety of deposit products to meet the needs of retail and business customers. We currently offer non-interest bearing demand accounts, interest bearing demand accounts (NOW’s), savings passbook and statement accounts, money market accounts and Certificates of Deposits. Deposit products are developed to meet the needs of our targeted markets and products are changed as necessary to meet customer needs and marketing objectives.

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

As of September 30, 2004, core deposits, consisting of demand deposits, NOW deposits, savings, and money market accounts, represented 52.7% of total retail deposits and 46.3% of total deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended September 30, 2004, 2003, and 2002. We expect that our retail core deposit base will continue to expand to reflect the planned expansion of our retail branch network and that our transaction accounts will increase as a result of our increased marketing efforts related to such accounts within our targeted market area.

Wholesale Deposits. Our wholesale deposits consist of brokered deposits and/or funds on deposit from credit unions. CharterBank obtains credit union deposits by placing rates on a rate service. CharterBank pays to advertise its rates with the third party. Credit unions with an interest in depositing funds with CharterBank contact CharterBank directly. At September 30, 2004, we had $100,000 and at September 30, 2003 we had $7.6 million in brokered deposits. We had no brokered deposits as of September 30, 2002.

At September 30, 2004, our credit union Certificates of Deposit and brokered deposits totaled $34.1 million, or 12.2% of total deposits. At September 30, 2003, our credit union Certificates of Deposit and brokered deposits totaled $49.7 million, or 17.8% of total deposits.

Deposit Distribution Weighted Average. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At September 30,
	2004			2003			2002
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Retail:
Non-certificated accounts:
Noninterest bearing-demand deposits (1)	$24,612	8.80%	—%	$22,418	8.02%	—%	$7,853	3.73%	—%
NOW deposits	39,692	14.20	.55	30,630	10.96	0.53	26,384	12.52	1.10
Savings deposits	14,980	5.36	.25	15,419	5.53	0.30	9,132	4.33	0.75
Money market deposits	50,066	17.91	1.65	31,079	11.12	1.14	26,110	12.39	1.72

Total non-certificated accounts	129,350	46.27	.84	99,546	35.63	0.57	69,479	32.97	1.08

Certificates of Deposit:
One year or less	73,507	26.29	2.38	90,783	32.49	2.40	75,665	35.91	3.15
Over 1 year through 3 years	32,945	11.78	3.59	23,886	8.56	4.72	18,272	8.67	4.73
Over 3 years	9,662	3.46	3.73	15,434	5.52	4.38	9,662	4.58	5.03

Total retail Certificates of Deposit	116,114	41.53	2.83	130,103	46.57	2.68	103,599	49.16	3.61

Total retail deposits	245,464	87.80	1.78	229,649	82.20	1.83	173,078	82.13	2.62

Wholesale:
Certificates of Deposit
One year or less	24,720	8.84	2.45	38,731	13.86	2.11	33,700	15.99	3.28
Over 1 year through 3 years	6,958	2.49	3.13	11,006	3.94	2.78	3,968	1.88	3.83
Over 3 years	2,433.87		3.94	—	—	—	—	—	—

Total wholesale:	34,111	12.20	2.70	49,737	17.80	2.26	37,668	17.87	3.34

Total Certificates of Deposit	150,225	53.73	2.80	179,840	64.37	2.56	141,267	67.03	3.53

Total deposit accounts	$279,575	100.00%	1.89	$279,386	100.00%	1.96%	$210,746	100.00%	2.61%

(1)	Excludes mortgagors’ escrow payments.

Deposit Flow. The following table summarizes the deposit activity of the Bank for the periods indicated. The increase in 2003 is mainly attributable to the approximately $60.7 million in deposits acquired in the Eagle acquisition.

	For the Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$279,386	$210,746	$200,355
Net increase (decrease) before interest credited, wholesale	(15,626)	12,073	1,296
Net increase (decrease) before interest credited, retail	12,244	52,335	4,696
Interest credited	3,571	4,232	4,399

Balance at end of period	$279,575	$279,386	$210,746

Total increase (decrease) in deposit accounts	$189	$68,640	$10,391

Percentage increase (decrease)	.07%	32.57%	5.19%

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

C.D. Maturities. At September 30, 2004, we had $55.3 million in Certificates of Deposits with balances of $100,000 and greater maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Retail:
Three months or less	$9,534	1.66%
Over three months through six months	8,513	2.91
Over six months through 12 months	7,778	3.49
Over 12 months	18,531	3.82

Total	$44,356	3.12%

Wholesale:
Three months or less	$1,400	2.02%
Over three months through six months	1,800	2.16
Over six months through 12 months	3,800	2.50
Over 12 months	3,900	3.28

Total	10,900	2.66

Total	$55,256	3.03%

C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our Certificates of Deposit at the dates indicated.

	At September 30, 2004
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
Retail:
2.00% and below	$49,883	$4,676	$21	$338	$54,918	47.30%
2.01% to 3.00%	5,228	14,293	3,829	991	24,341	20.96
3.01% to 4.00%	2,221	519	2,441	5,760	10,941	9.42
4.01% to 5.00%	1,310	718	3,521	2,292	7,841	6.75
5.01% to 6.00%	646	804	6,522	—	7,972	6.87
6.01% and above	8,050	1,759	—	292	10,101	8.70

Total	$67,338	$22,769	$16,334	$9,673	$116,114	100.00%

Wholesale:
2.00% and below	$8,040	$399	$—	$—	$8,439	24.74%
2.01% to 3.00%	13,504	2,382	297	—	16,183	47.44
3.01% to 4.00%	495	996	3,381	2,437	7,309	21.43
4.01% to 5.00%	1,289	—	—	297	1,586	4.65
5.01% to 6.00%	99	—	—	198	297.87
6.01% and above	297	—	—	—	297.87

Total	$23,724	$3,777	$3,678	$2,932	$34,111	100.00%

Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase provide an additional source of funds to finance our lending and investing activities. At September 30, 2004, our total borrowings were $392.8 million, as compared to $388.4 million at September 30, 2003. Our utilization of borrowings has generally contributed to our profitability and we will continue to employ borrowings as a source of funds. At the same time, we will consider whether to undertake future borrowings as a source of funds only after a review of numerous relevant factors including:

•	the potential interest spread and risks involved;

•	analysis of the current and anticipated interest rate environment;

•	the current and expected levels of our deposit base;

•	various other risk factors associated with using borrowings as a source of funds; and

•	the return and risk characteristics of the asset to be acquired or retained.

Federal Home Loan Bank Advances. At September 30, 2004, our outstanding FHLB advances totaled $292.1 million, as compared to $267.1 million at September 30, 2003. At September 30, 2004, CharterBank had pledged, under a blanket lien with the Federal Home Loan Bank of Atlanta:

•	all stock of the Federal Home Loan Bank of Atlanta held by CharterBank;

•	certain qualifying first mortgage loans with unpaid principal balances totaling $111.9 million;

•	certain commercial loans with unpaid principal balances totaling $17.7 million; and

•	certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair value of $233.5 million.

At September 30, 2004, CharterBank has available lines of credit commitments with the FHLB totaling $373.3 million, of which $292.1 million was advanced and $81.2 million was available.

Securities Sold Under Agreements to Repurchase. We had approximately $100.7 million of securities sold under agreements to repurchase outstanding at September 30, 2004, as compared to $121.3 million at September 30, 2003. At September 30, 2004, our securities sold under agreements to repurchase are secured by certain mortgage-backed securities, collateralized mortgage obligations, and investment securities had an aggregate fair market value, including accrued interest of $105.8 million, as compared to $150.7 million at September 30, 2003. All securities sold under the agreements to repurchase are under our control. The repurchase agreements at September 30, 2004 and 2003 have maturities of less than 45 days and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian.

The following table sets forth information concerning balances and interest rates on the Bank’s Federal Home Loan Bank advances and securities sold under agreement to repurchase at the dates and for the years indicated.

	At and for the Year Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$259,235	$264,293	$260,253
Maximum amount outstanding at any month-end during the year	300,700	292,250	287,300
Balance outstanding at end of the year	292,050	267,100	274,000
Weighted average interest rate during the year	4.08%	4.34%	4.86%
Weighted average interest rate at end of year	4.11%	3.99%	4.53%

Securities sold under agreements to repurchase:
Average balance outstanding	$132,623	$108,498	$107,076
Maximum amount outstanding at any month-end during the year	150,710	133,608	158,727
Balance outstanding at end of the year	100,739	121,341	136,963
Weighted average interest rate during the year	1.28%	1.58%	2.21%
Weighted average interest rate at end of year	1.81%	1.26%	2.06%

The following table sets forth additional information on the maturities, interest rates, and balances of FHLB advances at the dates and for the years indicated.

	2004			2003
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	40,050,000	2.15%	2.15%	$140,100,000	1.30-5.34%	2.40%
One to two years	25,000,000	2.97%	2.97%	—	—	—
Two to three years	75,000,000	2.62-3.68%	3.18%	—	—	—
Three to four years	25,000,000	2.87%	2.87%	—	—	—
Four to five years	—	—	—	—	—	—
Thereafter	127,000,000	5.40-6.22%	5.75%	127,000,000	5.40-6.22	5.75

	292,050,000		4.11%	$267,100,000		3.99%

Current and Planned Sources of Funds. As discussed above, we expect to continue to rely on a combination of both retail and wholesale deposits to fund our operations. We seek to grow the retail component of our funding structure, while reducing our dependence on wholesale funds as a source of funds. We believe that the Auburn-Opelika market, where we currently have four branches, offers a larger, higher growth market than our other market areas. We are hopeful that our planned branch expansion within our targeted market area and ATMs will enhance our ability to attract retail deposits.

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

Investment in Limited Partnerships. In 1997, CharterBank purchased interests in two limited partnerships, for $7.0 million, which were formed to acquire mortgage servicing rights. CharterBank was allocated approximately 12% and 21% of the respective earnings or losses of these two partnerships. During 1998, CharterBank wrote off its entire limited partnership investment of $2.0 million in the partnership for which it had a previous 12% interest. During 2003, CharterBank wrote off the remainder of its limited partnership investment of $5.0 million in the partnership for which it had a previous 21% interest. For the year ended September 30, 2003, CharterBank recognized $106,746 equity in the net losses of the limited partnership, and $564,164 and $1,200,488 for the years ended September 30, 2002 and 2001, respectively. See Note 13 of the Notes to Consolidated Financial Statements for further discussion of our limited partnership interest.

Personnel. As of September 30, 2004, CharterBank had 181 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Federal Taxation.

General. For federal income tax purposes, we report income on the basis of a taxable year ending September 30, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Since reorganization, CharterBank and Charter Financial constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. However, Charter Financial and CharterBank file separate federal and state income tax returns. CharterBank and Charter Financial are not currently under audit by the IRS and have not been audited for the past five years. The last federal audit of CharterBank’s federal tax return was related to the fiscal year ended September 30, 1991.

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

The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be included in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

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

State Taxation. CharterBank currently files and will continue to file Georgia and Alabama income tax returns. Generally, the income of financial institutions in Georgia and Alabama, which is calculated based on federal taxable income, subject to certain adjustments, is subject to both Alabama and Georgia tax. We are not currently under audit with respect to our Georgia or Alabama income tax returns and our state tax returns have not been audited for the past five years.

Charter Financial is required to file a Georgia income tax return and is generally subject to a state income tax rate that is the same tax rate as the tax rate for financial institutions in Georgia.

Regulation of CharterBank and Charter Financial.

General. Charter Financial and First Charter, MHC, are regulated as savings and loan holding companies by the OTS. CharterBank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. CharterBank must file reports with the OTS concerning its activities and financial condition. Charter Financial and First Charter, MHC, are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. Charter Financial is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on Charter Financial, First Charter, MHC, and CharterBank where relevant, is discussed throughout the regulation section below.

Any change in such laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on Charter Financial and CharterBank and their operations and stockholders.

Federal Banking Regulation.

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

CharterBank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. CharterBank met the QTL test at September 30, 2004, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

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

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is included in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At September 30, 2004, CharterBank met each of its capital requirements. See footnote 20 in the accompanying consolidated financial statements.

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

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

At September 30, 2004, CharterBank met the criteria for being considered “well-capitalized.”

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

Federal Home Loan Bank System. CharterBank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the regional FHLBs making up the FHLB System. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB of Atlanta has adopted a capital plan, which is expected to be implemented no earlier than December 2003, which will change the foregoing minimum stock ownership requirements for FHLB of Atlanta stock. Under the new capital plan, each member of the FHLB of Atlanta will have to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million) equal to approximately 0.25% of the member’s total assets and (ii) 4.5% of the member’s outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchased from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. Under regulations of the Federal Reserve Board (the “FRB”), CharterBank is required to maintain noninterest-earning reserves against its transaction accounts. The amount of transaction accounts exempt from a reserve requirement is $6.6 million. A 3% reserve is required for transaction accounts from $6.6 million to $45.4 million. Transaction accounts over $45.4 million are subject to a 10% reserve requirement. CharterBank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce CharterBank’s interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation. Charter Financial and First Charter, MHC, are savings and loan holding companies regulated by the OTS. As such, Charter Financial and First Charter, MHC, are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Charter Financial and First Charter, MHC, and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

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

The Sarbanes-Oxley Act. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act’s principal legislation includes:

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

USA Patriot Act. In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Federal Securities Law. Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2. PROPERTIES

We currently conduct our business through eight full-service banking offices and five loan production offices. As of September 30, 2004, the properties and leasehold improvements owned by us had an aggregate net book value of $11.2 million.

Location	Ownership	Year Opened	Date of Lease or License Expiration(1)	Deposits as of September 30, 2004
				(In thousands)
Administrative/Main Office:
600 Third Avenue West Point, Georgia	Owned	1965	—	$102,506

Branch Offices:
300 Church Street LaGrange, Georgia	Owned	1976	—	39,797

3500 20th Avenue(2) Valley, Alabama	Leased	1963	7/31/08	54,403

91 River Road(2) Valley, Alabama	Owned	1989	—	14,422

1605 East University Drive Auburn, Alabama	Owned	2001	—	19,056

2320 Moore’s Mill Road (3) Auburn, Alabama	Owned	2002	—	6,756

114 South 7th Street (3) Opelika, Alabama	Owned	1995	—	16,742

3702 Pepperell Parkway (3) Opelika, Alabama	Owned	1988	—	25,893

Loan Production Offices:
2959 Highway 154, Bld. C, Suite D Newnan, Georgia	Leased	1993	3/1/05

1212 7th Avenue, Suite B and C Phenix City, Alabama	Leased	2001	2/15/05

27 North Mt. Pleasant Avenue Monroeville, Alabama	Leased	2000	Month-to Month

217 Osborne Street St. Mary’s, Georgia	Leased	2003	4/30/05

6525 The Corners Pkwy, Suite 111 Norcross, Georgia	Leased	2004	12/31/05

Brokerage Office:
304 Church Street LaGrange, Georgia	Owned	2002	—

Branches Under Development:
555 South Davis Road LaGrange, Georgia	Owned

2nd Avenue Opelika, Alabama	Owned

1684 South College Street Auburn, Alabama	Owned

(1)	Lease expiration dates assume all options to extend lease terms are exercised.

(2)	Includes time period operated by Citizens National Bank prior to the Citizens acquisition.
(3)	Includes time period operated by Eagle Bank prior to the Eagle Bancshares acquisition.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in and none of our property is the subject of any pending legal proceeding other than ordinary routine legal proceedings incidental to our business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our consolidated financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq National Market System for the Nasdaq Stock Market under the symbol “CHFN.” First Charter, MHC, owns 15,857,924 shares, or 80% of our outstanding common stock. At September 30, 2004, there were 19,596,874 shares of common stock issued and outstanding, and there were approximately 275 holders of record. The price range for our common stock for the period from October 1, 2002, to September 30, 2004, based on daily closing prices, and the amounts of dividends we paid during that period, are set forth in the following table.

Period	High	Low	Dividends Paid
October 1, 2002- December 31, 2002	$31.23	$26.20	$0.10 per share

January 1, 2003- March 31, 2003	$31.42	$29.59	$0.10 per share

April 1, 2003- June 30, 2003	$32.12	$26.08	$0.20 per share

July 1, 2003- September 30, 2003	$31.65	$28.76	$0.20 per share

October 1, 2003- December 31, 2003	$38.00	$30.01	$0.20 per share

January 1, 2004- March 31, 2004	$40.75	$37.13	$0.40 per share

April 1, 2004- June 30, 2004	$39.54	$31.98	$0.25 per share

July 1, 2004- September 30, 2004	$36.70	$31.20	$0.25 per share

The stock price information set forth above has been provided by Bloomberg. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

During the years ended September 30, 2003, and September 30, 2004, we have paid dividends in the amounts set forth in the table above. The payment of future dividends will be subject to determination by our board of directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by CharterBank to Charter Financial. We cannot guarantee that we will not reduce or eliminate dividends in the future.

When Charter Financial pays dividends to its stockholders, it is required to pay dividends to First Charter, MHC, unless First Charter, MHC, elects to waive dividends. To date, First Charter, MHC, has waived dividends paid by Charter Financial. Any decision to waive dividends will be subject to regulatory approval.

Charter Financial is not subject to OTS regulatory restrictions on the payment of dividends. Our ability to pay dividends in the future depends on cash at Charter Financial and income at Charter Financial, including premiums on covered calls and exercises of covered calls on Freddie Mac common stock. It also depends on the amount of funds available from CharterBank. CharterBank must provide the OTS with 30 days notice of its intention to make a capital distribution to Charter Financial. OTS regulations may also limit, in certain circumstances, CharterBank’s ability to make capital distributions. CharterBank made a dividend distribution to Charter Financial in September, 2003, of $2.5 million, which was approved by the OTS.

ITEM 6. SELECTED FINANCIAL DATA

The summary information presented below at September 30 and for each of the years presented is derived in part from the consolidated financial statements of Charter Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At September 30,
	2004	2003	2002	2001	2000
			(In thousands)
Selected Financial Data: (1)
Total assets	$1,068,201	$1,000,495	$982,563	$894,920	$920,962
Loans receivable, net(2)	316,151	292,553	208,654	224,591	253,467
Investment and mortgage securities available for sale(3)	400,513	416,061	467,999	326,614	381,590
Freddie Mac common stock & other equity securities	300,430	242,904	260,215	302,623	251,661
Retail deposits	245,464	229,649	173,078	163,982	144,482
Total deposits	279,575	279,386	210,746	200,355	274,371
Deferred income taxes	111,603	88,196	96,040	112,379	92,120
Total borrowings	392,789	388,441	410,963	309,424	352,219
Total retained earnings	63,626	59,190	58,225	56,058	51,029
Accumulated other comprehensive income(4)	180,359	143,941	155,961	180,858	139,900
Total equity	272,500	230,359	249,166	236,916	190,929
Allowance for loan losses	6,623	6,780	5,179	5,290	6,346
Non-performing assets	6,318	5,808	3,683	2,746	3,461
	For the Years Ended September 30,
	2004	2003	2002	2001	2000
			(In thousands)
Selected Operating Data: (1)
Interest and dividend income	$38,813	$34,335	$37,740	$48,071	$53,949
Interest expense	17,068	18,805	21,845	31,645	36,647

Net interest income	21,745	15,530	15,895	16,426	17,302
Provision for loan losses	30	25	250	500	1,410

Net interest and dividend income after provision for loan losses	21,715	15,505	15,645	15,926	15,892

Total noninterest income	6,508	5,733	1,939	1,652	1,949
Total noninterest expenses	17,156	18,064	14,200	11,416	15,943

Income before provision for income taxes	11,067	3,174	3,384	6,162	1,898

Income tax expense	2,850	83	484	1,406	1,260

Net income	$8,217	$3,091	$2,900	$4,756	$638

Basic earnings per share	$0.42	$0.16	$0.15
Fully Diluted earnings per share	$0.42	$0.16	$0.15
Dividends declared per share	$1.10	$0.60	$0.20

(1)	Reflects assets and liabilities transferred in reorganization on October 16, 2001 and income and expenses related thereto.
(2)	Loans are shown net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.
(3)	Includes all CharterBank investment and mortgage securities available for sale excluding Freddie Mac common stock.
(4)	Consists of unrealized holding gains and losses on Freddie Mac common stock, investments, mortgage-backed securities and collateralized mortgage obligations classified as available for sale, net of income taxes.

	At or for the Years Ended September 30,
	2004	2003	2002	2001	2000
Selected Financial Ratios and Other Data(5):

Performance:
Return on realized assets(6)	1.06%	0.43%	0.40%	0.75%	0.09%
Return on average assets	0.79	0.32	0.29	0.50	0.07
Comprehensive return on average assets(7)	4.28	(0.91)	(2.17)	4.84	0.59
Return on realized equity(6)	9.16	3.46	2.22	8.54	1.18
Return on average equity	3.23	1.26	.93	1.94	0.38
Comprehensive return on average equity(8)	17.57	(3.64)	(7.06)	18.65	3.13
Average equity to average assets	24.35	25.07	30.71	25.96	18.90
Equity to total assets at end of period	25.51	23.02	25.36	26.47	20.73
Average interest rate spread(9)	1.20	0.49	0.10	(0.34)	0.37
Net interest margin(9)(10)	2.14	1.62	1.67	1.83	1.99
Average interest-earning assets to average interest-bearing liabilities	1.55x	1.57x	1.69x	1.61x	1.38x
Total noninterest expense to average assets	1.64%	1.85%	1.40%	1.24%	1.78%
Efficiency ratio(11)	65.92	88.71	76.25	63.15	82.27

Regulatory Capital Ratios:
Tangible capital	9.46	8.78	10.16	9.44	7.49
Core capital	9.46	8.78	10.16	9.44	7.49
Risk-based capital	28.37	27.23	32.67	29.94	26.45

Asset Quality Ratios:
Non-performing loans as a percent of total loans	1.81	1.71	1.41	1.01	1.09
Non-performing assets as a percent of total assets	0.59	0.58	0.38	0.31	0.38
Allowance for loan losses as a percent of total loans	2.05	2.26	2.42	2.30	2.44
Allowance for loan losses as a ratio of non-performing loans	1.12x	1.32x	1.30x	2.28x	2.24x

Number of:
Full-time equivalent employees	181	188	147	130	126

(5)	Asset quality ratios and regulatory capital ratios are end of period ratios.
(6)	Realized assets and equity exclude unrealized gains on available for sale securities. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(7)	Comprehensive return on average assets represents comprehensive income divided by average assets. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(8)	Comprehensive return on average equity represents comprehensive income divided by average equity. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(9)	The net interest spread and net interest margin are significantly impacted by the large balances of Freddie Mac common stock and the low dividend yield on that stock. Please see the net interest margin discussion in Management’s Discussion & Analysis for a discussion of this impact.
(10)	Net interest margin represents net interest income including dividend income from Freddie Mac common stock as a percentage of average interest-earning assets including Freddie Mac common stock.
(11)	The efficiency ratio represents the ratio of operating expenses (excluding certain elements of charitable contributions which relate to appreciation of donated stock) divided by the sum of net interest income and noninterest income less gain on sales of investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Strategy. In recent years, we have adopted a growth-oriented strategy focused on (1) expanding our retail banking operations, (2) managing our Freddie Mac common stock investment while periodically reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

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

Our current market includes the I-85 corridor from LaGrange, Georgia to Auburn, Alabama, including the economic communities of LaGrange, Georgia, Auburn-Opelika, Alabama and the Valley area which includes West Point, Georgia, and Lanett and Valley, Alabama. The Valley area is our historical home base. Based on data from the FDIC, as of June 30, 2004 we have 48% of the bank deposits in the Valley market, approximately 5% deposit market share in the Auburn-Opelika market and 7% deposit market share in the LaGrange market. Only one competitor has branches in all three of these markets. We have 13% of the combined deposit market share which is the second largest market share of any bank in these markets. Our competitors in the top five of deposit market share each compete in only one of the three markets. There are a significant number of customers and potential customers that live in one of these markets and work in another. Auburn-Opelika, and to a lesser extent LaGrange, have stronger economies and more growth potential than the Valley market. We currently have under development two branches in Auburn-Opelika and one branch in LaGrange. We are focusing on increasing our market share in these markets before expanding geographically.

Historically we have focused on the consumer with one-to-four family mortgage loans and Certificates of Deposit. We are continuing our consumer focus with one-to-four family mortgages, consumer loans to credit-worthy borrowers, and a full menu of core deposit products. Our core deposits have increased to 52.7% of our total retail deposits from the traditional thrift deposit base that was almost exclusively non-core deposits. We are expanding our customer base to include credit worthy small businesses and commercial real estate loans.

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

A significant component of expanding our retail franchise is improving the communities we serve. The Charter Foundation plays a major role in implementing change in our markets. The Charter Foundation was created in 1994 and endowed by CharterBank’s members with an initial gift of $1 million of Freddie Mac common stock. Subsequent gifts from CharterBank plus proceeds from the Foundation’s investments have put the Foundation’s corpus at approximately $7 million. The annual grant budget, which is a minimum of 5% of the Foundation’s average assets, now totals approximately $400,000. This is $400,000 with which The Charter Foundation, Inc. can make gifts to improve the quality of life in areas served by CharterBank. In 2002, The Charter Foundation, Inc. incorporated a member-voting component into the grant program. In June and July of each year, CharterBank’s customers in each market have an opportunity to vote for three $5,000 grants to be given in their community. This program is designed to more closely tie the Foundation and the Bank in the minds of customers and the general public. Since its inception in 1994, The Charter Foundation has awarded more than $2.5 million in grants in the communities served by CharterBank.

Another community development activity geared to expanding the retail franchise is the Honors Savings Club program. This program, currently available to students in all public high schools in Troup County, Georgia, and Chambers County, Alabama, pays students for making all A’s in a given semester. There is also a $500 bonus opportunity for the class Valedictorian, and a $500 bonus opportunity for any student who makes all A’s for all 4 years. To receive the award, each student must open an account at CharterBank, with one of the goals of the program being to cement a banking relationship with these students while they are young. Other goals are to reward academic excellence and to try to combat peer pressure that says it is not “cool” to be smart. Since its inception in 1996, more than $450,000 has been earned by students making all A’s. This program, while bearing the CharterBank name, is funded from First Charter, MHC.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged 18.81%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Freddie Mac dividends exceed $0.30 per Charter Financial share, or over $1.30 per Charter Financial minority share. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. Also, the dividend waiver by First Charter, MHC, where only our minority shareholders receive dividends, adds significant value to our minority shareholders.

In 2003, we implemented a program of selling covered calls on the Freddie Mac common stock as a means of enhancing the returns on this investment. The holders of the call options exercised their call on 35,000 shares in fiscal 2004 and 15,000 shares in 2003 resulting in the sale of these shares. The sales resulted in gain on the sale of stock of $2.1 million and $773,000 in fiscal 2004 and 2003, respectively. The call program resulted in net call premiums of $149,000 and $52,000 in 2004 and 2003, respectively. The net call premiums have been lower than we anticipated due to higher costs of repurchasing call options in lieu of allowing the exercise of the call options resulting in the sale of the underlying stock. In the fifteen month period during which we have been writing calls, the underlying stock has appreciated from $50.77 per share to $65.24 per share. This has resulted in more repurchases than in a lower level of appreciation. We continue to review this investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our shareholders.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the Eagle Bank acquisition. While our current retail focus is increasing market share within our existing markets, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. We maintained our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool. During the third fiscal quarter of 2004 we increased our quarterly dividend from 20 cents to 25 cents per share. We also paid a special dividend of 20 cents per share in addition to our regular quarterly dividend during March 2004. Our capacity to pay dividends is enhanced by First Charter, MHC’s willingness to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends or share repurchases.

General. Charter Financial Corporation is the mid-tier holding company and the sole shareholder of CharterBank. In October 2001, Charter Financial was formed in connection with the conversion of the Bank from mutual to stock form (“Conversion”). At that time, the Company issued 80% or 15,857,924 shares of its common stock to First Charter, MHC (“MHC”). The Conversion, the offering of stock to depositors, and the issuance of Company stock to the MHC are referred to collectively as the “reorganization”. As a result of the reorganization, the Bank converted to a federally chartered savings bank and became a wholly-owned subsidiary of the Company, which is majority owned by the MHC, a federally chartered mutual holding company. Charter Financial’s common stock is traded on the NASDAQ National Market under the symbol “CHFN”. All references to Charter Financial prior to October 16, 2001, except where otherwise indicated, are to CharterBank.

Our principal business is attracting deposits from the general public and investing those funds primarily in real estate loans. We also own 4.6 million shares of Freddie Mac common stock with an after tax unrealized gain of $180.6 million. While our primary businesses are the collecting of deposits from the general public and investing those funds in real estate loans, we also make consumer, construction and commercial loans and invest in mortgage-related and investment securities.

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

Our results of operations are also affected by, among other things, the level of operating expenses, fee income received, gains or losses on the sale of Freddie Mac common stock or other securities, gains or losses on loans held for sale, the establishment of provisions for losses on loans, and income taxes. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, professional services, federal deposit insurance premiums, marketing expenses and other general and administrative expenses.

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

The table below shows our quarterly operating results for the past eight quarters.

	2004							2003
	4th qtr.		3rd qtr.	2nd qtr.		1st qtr.		4th qtr.		3rd qtr.	2nd qtr.	1st qtr.
	(In thousands)
Interest and dividend income	$10,239		9,662	9,443		9,469		$8,824		8,545	8,384	8,583
Interest expense	4,549		4,203	4,023		4,293		4,479		4,594	4,712	5,021

Net interest and dividend income	5,690		5,459	5,420		5,176		4,345		3,951	3,672	3,562
Provision for loan losses	—		—			30		25		—	—	—
Net interest and dividend income after provision for loan losses	5,690		5,459	5,420		5,146		4,320		3,951	3,672	3,562

Noninterest income (loss)	1,987	*	1,130	1,844	*	1,547	*	2,124	*	1,468	1,128	1,175
Noninterest expense	4,361		4,113	4,283		4,399		4,658		4,795	4,600	4,174

Income before provision for income taxes	3,316		2,476	2,981		2,294		1,786		624	200	563

Income tax expense (benefit)	892		605	775		578		(98	)**	80	36	64

Net income	$2,424		$1,871	$2,206		$1,716		$1,884		$544	$164	$499

*	Includes the sale of Freddie Mac common stock related to the covered call program resulting in a gain of approximately $773,368, $532,742, $592,280, and $988,315 for quarters ending September 2003, December 2003, March 2004 and September 2004 respectively.
**	Includes the interaction of the Freddie Mac common stock sale with the exclusion of the Freddie Mac common stock dividends from income taxes resulting in an income tax benefit for the quarter.

Capital and Capital Management. CharterBank has traditionally been a well-capitalized savings bank, due, among other factors, to our unrealized gains on Freddie Mac common stock. At September 30, 2004 and 2003, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $72.3 million and $66.4 million at September 30, 2004 and 2003, respectively. Tier 1 capital represented 14.19% and 13.80% of risk-weighted assets at September 30, 2004 and 2003, respectively. Tier 1 capital represented 9.46% and 8.78% of total regulatory assets at September 30, 2004 and 2003, respectively, which exceeds the well-capitalized requirements of 5.0%. At September 30, 2004 and 2003, respectively, we had total risk-based capital of $144.6 million and $131.0 million and risk-based capital ratios of 28.37% and 27.23%, which significantly exceeds the applicable well-capitalized requirements of 10%. CharterBank exceeded its various regulatory capital requirements by amounts ranging from $41.7 million to $103.8 million at September 30, 2004.

The Company maintains the Recognition and Retention Plan which provides for restricted stock awards of Company common stock and the Stock Option Plan which provides for the grant of stock options to acquire Company common stock. The Recognition and Retention Plan holds shares available for award in a trust and completed the acquisition of the shares available for award under this plan during fiscal 2003. There were 133,240 shares and 77,598 shares granted under the Recognition and Retention Plan in July 2002 and July 2004, respectively. As of September 30, 2004, there are 227,031 shares under the Recognition and Retention Plan that are accounted for as treasury stock at a cost of $7.1 million. The Stock Option Plan may issue a maximum of 707,943 shares pursuant to options. As of September 30, 2004, the Stock Option Plan has granted options to acquire a total of 290,250 shares.

We paid regular dividends of $.20 per share in December 2003 and March 2004 and $0.25 per share in June and September 2004, and a special dividend of $0.20 in March 2004. We have declared a dividend of $.25 per share payable in January 2005. First Charter, MHC has waived its portion of these dividends. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.

These policies are described in Note 1 to the consolidated financial statements. Also please see “Asset Quality” on page 14 for a further discussion of the Company’s methodology in determining the allowance. The accounting and financial reporting policies of Charter Financial Corporation conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as one of the most critical accounting policies that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

The Company segments its allowance for loan losses into the following four major categories: 1) specific reserves; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. An organizationally independent department reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by loan type. The Company has developed specific quantitative reserve factors to apply to each individual component of the reserve. These quantitative reserve factors are based upon economic, market and industry conditions that are specific to the Company’s local markets. These quantitative reserve factors consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the quantitative reserve factors are included in the various individual components of the allowance for loan losses. In addition we use some qualitative reserve factors that are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these items do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

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

Management believes that the allowance for loan losses is adequate. The Company has 91.8% of its loan portfolio secured by real estate loans, with one-to-four family real estate comprising 44.0% of the total loan portfolio. Commercial real estate comprises 37.0% of the loan portfolio. Construction and development loans comprise 6.6% of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans the Company chooses to maintain in its portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price locked so the Company takes no credit or interest rate risk with respect to these loans. The Company’s largest individual funded loan exposure is a commercial real estate loan with a balance of $6.2 million at September 30, 2004. Our largest industry exposure is the hotel industry with approximately $20.3 million in loans, which includes a $6.6 million committed loan which is only partially funded. Only 6.0% of the Company’s portfolio consists of consumer loans, while 6.4% consists of commercial non-real estate loans.

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

The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. Since the Company does not file a consolidated tax return, this determination is made at the individual entity level. At September 30, 2004, the tax provision was based on a deduction of 70% of dividends received.

Also, goodwill and core deposit premiums are evaluated annually for impairment in accordance with SFAS No. 142 and SFAS No. 144. The evaluation of impairment is a critical accounting policy due to the subjective nature of the calculation and the assumptions used. Deposit premiums are amortized over the life of up to 13 years determined in the independent evaluation made as part of the purchase accounting determinations.

Management of Interest Rate Risk. As a financial institution, we face risk from interest rate volatility. Fluctuations in interest rates impact both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates also affect the market value of all interest-earning assets.

The primary goal of our interest rate risk management strategy is to maximize net interest income while maintaining an acceptable profile. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, portfolio equity and net interest income remain within an acceptable range.

Our lending activities have emphasized one-to-four family and commercial real estate loans. Our sources of funds include retail deposits, FHLB advances, repurchase agreements and wholesale deposits. Retail deposits consist primarily of Certificates of Deposit, which have shorter terms to maturity than the loan portfolio, and transaction accounts. We employ several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•	selling the 30 year fixed rate mortgages we originate to the secondary market, generally on a servicing released basis;

•	maintaining the diversity of our existing loan portfolio through the origination of commercial real estate and consumer loans which typically have variable rates and shorter terms than residential mortgages;

•	emphasizing investments with adjustable interest rates;

•	maintaining fixed rate borrowings from the FHLB; and

•	increasing retail transaction deposits which typically have long durations.

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

Historically, we believed our high level of capital allowed us to support a high level of interest rate risk which enhanced our long term income at the cost of increased volatility in the income stream. During fiscal 2001, we reduced our interest risk profile by selling fixed rate mortgage securities and replacing variable rate borrowings with fixed rate borrowings. These actions moved the Company from being significantly liability sensitive, or having net income and net portfolio benefit from lower interest rates, to being modestly asset sensitive. During 2003, record levels of mortgage securities and loans were prepaid by borrowers in response to a decline in interest rates. Prepayments of fixed rate loans and securities eliminated the positive spread between these assets and the fixed rate borrowings and thus negatively affected our net interest income. These borrowings continued to be high cost in 2004 and continued to negatively impact our net interest income. Fiscal 2003 net interest income was also negatively impacted by the amortization of premiums on mortgage securities. Extension risk, or lower prepayments causing longer average lives, is our primary exposure to higher interest rates. Faster prepayment of loans and securities providing cash for reinvestment at lower interest rates creating a lower net interest income is our primary exposure to lower interest rates.

Interest Risk Simulation. We use a simulation model to monitor interest rate risk. An analysis is performed on changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one year time period following the current financial statement. However, with certain interest rates currently at 2.00%, decreases of 200 and 300 basis points in our simulation model do not provide meaningful information.

The table following sets forth, as of September 30, 2004, the estimated changes in net portfolio value that would result from changes in interest rates as indicated over the applicable twelve-month period.

Net Portfolio Value
Change In Rates	% Change	Post Shock Capital Ratio
+300 bp	(15.79)%	21.48%
+200 bp	(9.77)%	23.02%
+100 bp	(4.79)%	24.29%
0 bp	0.00%	25.51%
-100 bp	(0.55)%	25.37%

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

The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase. The following gap table summarizes the anticipated maturities or repricing of CharterBank’s interest-earning assets and interest-bearing liabilities as of September 30, 2004, based on the information and assumptions set forth in the notes that follow.

At September 30, 2004 (Dollars In thousands)	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1) (2)	$110,563	$69,715	$66,282	$35,421	$43,136	$325,117
Mortgage related securities(2)	80,667	45,028	85,020	97,977	69,956	378,648
Investment securities(3)	2,000	—	5,000	6,300	9,039	22,339
Other securities	—	—	—	—	3,551	3,551
Interest-bearing deposits	1,243	—	—	—	—	1,243
Other interest-earning assets	—	—	—	—	14,842	14,842

Total interest-earning assets	$194,473	$114,743	$156,302	$139,698	$140,524	$745,740

Interest-bearing liabilities:

Certificates of Deposit	$31,514	$73,083	$39,874	$11,306	$250	$156,027
Money market accounts (4)	8,753	41,168	10,146	—	—	60,067
NOW accounts (4)	33,906	—	—	—	—	33,906

Savings accounts (4)	—	—	8,988	2,996	2,996	14,980
Borrowed funds (5)	140,789	—	100,000	25,000	127,000	392,789

Total interest-bearing liabilities	$214,962	$114,251	$159,008	$39,302	$130,246	$657,769

Period gap	$(20,489)	$492	$(2,706)	$100,396	$10,278	$87,971

Cumulative gap	$(20,489)	$(19,997)	$(22,703)	$77,693	$87,971

Cumulative gap as a percentage of total assets	(2.19)%	(2.14)%	(2.43)%	8.32%	9.42%

(1)	Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due, or in the period in which repayments are expected to occur prior to their next rate adjustment, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization. Both fixed and adjustable rate loans are adjusted to take into account estimated prepayments in assessing their interest rate sensitivity.
(2)	Reflects estimated prepayments in the current interest rate environment.
(3)	Based on contractual maturities and if applicable, call dates.
(4)	Although our money market accounts, NOW accounts and savings accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on management’s estimates and should not be regarded as indicative of the actual withdrawals that may be experienced by us.
(5)	Conversion features are not assumed to be exercised.

The preceding table indicates that we have more liabilities that reprice than assets in the next three years, after which we have more assets that reprice than liabilities. This normally indicates that our net interest income should benefit from lower rates in the short term and higher rates in the longer term. The gap table should be used in conjunction with the portfolio equity analysis. Each method of analysis provides a different analysis of interest risk and at times each has strengths and weaknesses. The gap table uses loan repricings based on current interest rates and thus probably indicates earlier repricings than would actually occur if interest rates were higher and later repricings than would actually occur if rates were lower.

Average Balance Sheet and Analysis of Net Interest Income. The following tables depict the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 86.2% at September 30, 2004. However, the dividend yield on the market value of the Freddie Mac common stock was 1.94%. The appreciation over time in the market value of the Freddie Mac common stock has created our strong accumulated other comprehensive income.

Overall, ratios have improved for the year ended September 30, 2004, compared to the year ended September 30, 2003, due to less amortization of premiums on mortgage securities, a larger proportion of loans to total assets, lower borrowing costs, lower Certificate of Deposit rates and a higher proportion of low cost core deposits. During 2000 and 2001, we borrowed $127 million in long-term fixed rate FHLB advances which limited the decrease in the average cost of borrowings to 41 basis points from 2003 to 2004. However, yield on mortgage-related investments increased by 69 basis points in 2004 as the amortization of premiums decreased. The yield on loans receivable also decreased 70 basis points. The yield on Freddie Mac common stock increased from 1.80% to 1.94% as the impact of the increased dividend rate was partially offset by the higher market value. The cost of deposits decreased 57 basis points from 2.39% in 2003 to 1.82% in 2004. The decrease in the cost of deposits is due to overall lower interest rates, a higher proportion of lower cost transaction accounts and a balance-tiered Certificate of Deposit pricing strategy implemented during 2002. The combination of these rate changes increased the overall net interest margin by 52 basis points from 1.62% for the year ended September 30, 2003 to 2.14% for the year ended September 30, 2004. The increase in the yield on Freddie Mac common stock, the increase in the yield on mortgage securities, the increased loan balances, and the reduced costs of borrowings and deposits were only partially offset by the reduced yield on loans.

In the following tables, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans.

	At September 30, 2004
	Actual Balance	Yield/Cost
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$2,243	1.81%
FHLB common stock	14,843	3.50%
Mortgage-backed securities and collateralized mortgage obligations available for sale	378,357	4.07%
Other investment securities available for sale	22,157	2.81%
Loans receivable	323,547	5.81%

Total interest-earning assets excluding Freddie Mac common stock	741,147	4.77%
Freddie Mac common stock	300,430	1.84%

Total interest-earning assets including Freddie Mac common stock	1,041,577	3.93%
Total noninterest-earning assets	26,624	—

Total assets	$1,068,201	3.83%

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$39,692	0.55%
Savings accounts	14,980	0.25%
Money market deposit accounts	50,066	1.65%
Certificates of Deposit accounts	150,225	2.84%

Total interest-bearing deposits	254,963	2.10%
Borrowed funds	392,789	3.52%

Total interest-bearing liabilities	647,752	2.96%

Noninterest-bearing deposits	24,612	—
Other noninterest-bearing liabilities	123,337	—

Total noninterest-bearing liabilities	147,949	—

Total liabilities	795,701	2.41%
Total stockholders’equity	272,500

Total liabilities and stockholders’ equity	$1,068,201

	For the Years Ended September 30,
	2004			2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$3,651	$61	1.67%	$7,315	$98	1.34%	$4,013	$79	1.97%
FHLB common stock and other equity securities	13,051	457	3.50	13,424	563	4.19	13,623	769	5.64
Mortgage-backed securities and collateralized mortgage obligations available for sale	396,992	14,369	3.62	405,937	11,883	2.93	400,525	15,473	3.86
Other investment securities available for sale	17,065	488	2.86	13,096	442	3.38	13,467	513	3.81
Loans receivable(1)	311,480	18,080	5.80	256,792	16,694	6.50	215,632	16,903	7.84

Total interest-earning assets excluding Freddie Mac common stock	742,239	33,455	4.51	696,564	29,680	4.26	647,260	33,737	5.21
Freddie Mac common stock	275,981	5,358	1.94	259,242	4,655	1.80	302,149	4,003	1.32

Total interest-earning assets including Freddie Mac common stock	1,018,220	38,813	3.81	955,806	34,335	3.59	949,409	37,740	3.98
Total non-interest-earning assets	25,349	—	—	22,586	—	—	64,384	—	—

Total assets	$1,043,569	$38,813		$978,392	$34,335		$1,013,793	$37,740

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$37,831	190	0.50	27,010	194	0.72	18,006	176	0.98
Savings accounts	14,762	39	0.26	12,684	63	0.50	8,848	80	0.90
Money market deposit accounts	45,583	646	1.42	30,967	417	1.35	22,049	349	1.58
Certificates of Deposit accounts	164,897	3,910	2.37	163,880	4,933	3.01	146,779	6,221	4.24

Total interest-bearing deposits	263,073	4,785	1.82	234,541	5,607	2.39	195,682	6,826	3.49
Borrowed funds	391,858	12,283	3.13	372,791	13,199	3.54	367,329	15,019	4.09

Total interest-bearing liabilities	654,931	17,068	2.61	607,332	18,806	3.10	563,011	21,845	3.88
Noninterest-bearing deposits	22,300		—	16,526	—	—	10,407	—	—
Other noninterest-bearing liabilities	112,252	—	—	109,259	—	—	129,005	—	—

Total noninterest-bearing liabilities	134,552	—	—	125,785	—	—	139,412	—	—

Total liabilities	789,483	17,068	2.16	733,117	18,806	2.57	702,423	21,845	3.11
Total stockholders’ equity	254,086	—	—	245,275	—	—	311,370	—	—

Total liabilities and stockholders’ equity	$1,043,569	$17,068		$978,392	$18,806		$1,013,793	$21,845

Net interest income, including Freddie Mac common stock		$21,745			$15,529			$15,895

Net interest rate spread, including Freddie Mac common stock(2)			1.20%			0.49%			0.10%
Net interest margin, including Freddie Mac common stock(3)			2.14%			1.62%			1.67%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock	155.47%			157.38%			168.63%
Net interest income excluding Freddie Mac common stock dividends		$16,387			$10,874			$11,892

Net interest rate spread excluding Freddie Mac common stock(4)			1.90%			1.16%			1.33%
Net interest rate margin excluding Freddie Mac common stock (5)			2.21%			1.56%			1.84%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock	113.33%			114.69%			114.96%

(1)	Interest income on loans is interest income as recorded in the income statement and therefore does not include interest income on non-accrual loans.

(footnotes on following page)

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.
(6)	Tax exempt or tax advantaged securities are shown at their contractual yields and are not shown at a tax equivalent yield.

The following tables show our net interest spread and margin with and without Freddie Mac common stock and the dividends on that stock.

	Year Ended September 30,
	2004	2003	2002
Net interest spread including Freddie Mac common stock	1.20%	0.49%	0.10%
Net interest spread excluding Freddie Mac common stock	1.90	1.16	1.33

Difference attributable to Freddie Mac common stock	(0.70)%	(0.67)%	(1.23)%
	2004	2003	2002
Net interest margin including Freddie Mac common stock	2.14%	1.62%	1.67%
Net interest margin excluding Freddie Mac common stock	2.21	1.56	1.84

Difference attributable to Freddie Mac common stock	(0.07)%	0.06%	(0.17)%

Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	Year Ended September 30, 2004 Compared to Year Ended September 30, 2003 Increase/(Decrease)				Year Ended September 30, 2003 Compared to Year Ended September 30, 2002 Increase/(Decrease)
	Due to				Due to
	Volume	Rate	Combined	Net	Volume	Rate	Combined	Net
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(49)	$24	$(12)	$(37)	$65	$(25)	$(21)	$19
FHLB common stock and other equity securities	(16)	(93)	3	(106)	(9)	(199)	2	(206)
Mortgage-backed securities and collateralized mortgage obligations available for sale	(262)	2,810	(62)	2,486	209	(3,748)	(51)	(3,590)
Other investment securities available for sale	134	(67)	(20)	47	(14)	(58)	2	(71)
Loans receivable	3,555	(1,788)	(381)	1,386	3,226	(2,886)	(550)	(209)

Total interest-earning assets	3,362	886	(472)	3,776	3,477	(6,916)	(618)	(4,057)

Freddie Mac common stock(1)	(44)	752	(5)	703	(569)	1,423	(202)	652

Total interest-earning assets and Freddie Mac common stock	$3,318	$1,638	$(477)	$4,479	$254	$(3,635)	$(24)	$(3,405)

Interest-bearing liabilities:
NOW accounts	$77	$(58)	$(23)	$(4)	$88	$(47)	$(23)	$18
Savings accounts	10	(29)	(5)	(24)	35	(36)	(16)	(17)
Money market deposit accounts	197	22	10	229	141	(52)	(21)	68
Certificates of Deposit	31	(1,047)	(6)	(1,022)	725	(1,803)	(210)	(1,288)

Total interest-bearing deposits	315	(1,112)	(24)	(821)	989	(1,938)	(270)	(1,219)
Borrowed funds	675	(1,514)	(77)	(916)	223	(2,013)	(30)	(1,820)

Total interest-bearing liabilities	$990	$(2,626)	$(101)	$(1,737)	$1,212	$(3,951)	$(300)	$(3,039)

Change in net interest income including Freddie Mac common stock	$2,328	$4,264	$(376)	$6,216	$2,265	$(2,965)	$(318)	$(1,018)

(1)	The rate/volume table shows the changes resulting from both rate and volume in the combined column in lieu of allocating this amount to the rate and volume columns.

Comparison of Financial Condition at September 30, 2004 and 2003. Our total assets increased $67.7 million, or 6.77%, to $1.1 billion at September 30, 2004, from $1.0 billion at September 30, 2003. The increase was primarily due to increases in loans receivable and the market value of Freddie Mac common stock. Total loans increased $23.7 million, or 7.89%, to $323.5 million at September 30, 2004.

The one-to-four family residential real estate portfolio increased by $8.9 million, or 6.71%, to $142.3 million at September 30, 2004. The consumer and other loan portfolio decreased $93,000 or .48% from September 30, 2003, to $19.6 million at September 30, 2004. The decrease in the consumer portfolio was primarily the result of reductions in second mortgage loans due to refinancings. Commercial real estate and other commercial loans increased by $7.4 million to $140.2 million during fiscal 2004, and real estate construction loans also increased by $7.4 million to $21.5 million during the year.

Our mortgage-backed securities and collateralized mortgage obligations decreased from $394.4 million at September 30, 2003, to $378.4 million at September 30, 2004, a decrease of $16.0 million or 4.08%. The market value of Freddie Mac common stock increased $57.5 million, or 23.68%, from $242.9 million at September 30, 2003, to $300.4 million at September 30, 2004.

Total deposits increased from $279.4 million at September 30, 2003, to $279.6 million at September 30, 2004. Core deposits increased by $29.8 million while Certificates of Deposits decreased $29.6 million.

For the foreseeable future, we intend to continue to rely on borrowings, especially Federal Home Loan Bank advances and repurchase agreements, to fund the securities portfolios and loans to the extent that loan growth exceeds deposit growth. The terms of new advances will be determined at the time of the advance based on interest rates, the Company’s interest risk profile, and other factors. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. Total borrowings increased 1.12% from $388.4 million at September 30, 2003, to $392.8 million at September 30, 2004.

Our total stockholders’ equity is comprised of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income. Stockholders’ equity increased $42.1 million, or 18.29%, to $272.5 million at September 30, 2004. Realized equity increased by $5.7 million to $92.1 million at September 30, 2004, from $86.4 million at September 30, 2003. Accumulated other comprehensive income or unrealized equity is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income increased by $36.4 million or 25.30%, to $180.4 million at September 30, 2004.

As indicated in the tables below, other comprehensive gain for the year was $36.4 million compared to a loss of $12.0 million for the year ended September 30, 2003. The gain was primarily the result of the increase in the price of Freddie Mac common stock, which increased by $12.89 per share, resulting in an after-tax increase in our Freddie Mac common stock investment of $35.4 million. Other comprehensive income (loss) relating to mortgage securities and other investments increased by $2.5 million to a gain of $1.0 million from a loss of $1.4 million for the year ended September 30, 2003.

	For the Years Ended September 30,
	2004	2003	2002	2001	2000
Freddie Mac:
Number of shares	4,605,000	4,640,000	4,655,000	4,655,000	4,655,000
Market Price	$65.24	$52.35	$55.90	$65.00	$54.0625
Market Value	300,430,200	242,904,000	260,214,500	302,575,000	251,660,938
Unrealized Gain Net of Tax	180,649,622	145,283,854	155,893,352	181,902,699	150,641,464

Other Comprehensive Gain(Loss)
Related to Mortgage Securities and other Investments	1,052,778	(1,410,665)	1,112,500	9,696,208	(1,236,353)
Freddie Mac Common Stock	35,365,768	(10,609,498)	(26,009,347)	31,261,235	5,894,975

Total Other Comprehensive Loss	36,418,546	(12,020,163)	(24,896,847)	40,957,443	4,658,622

Comparison of Operating Results for Years Ended September 30, 2004 and 2003.

General. Net income of $8.2 million for the year ended September 30, 2004, represents a $5.1 million increase from net income of $3.1 million for the year ended September 30, 2003. Net interest income increased by $6.2 million. We had an increase of $614,000 in noninterest income and a decrease of $1.1 million in noninterest expense. Our income tax expense was up $2.8 million as a result of our higher level of pretax income. The provision for loan losses was essentially the same at $30,000.

Ratio Analysis. We believe our return on equity can be measured in three ways. The first is the traditional return on total equity, or GAAP measure, which is net income divided by average total equity. The second is return on realized equity which is net income divided by realized equity (excluding unrealized gains on available for sale securities). The third is comprehensive return on equity which is comprehensive income divided by average total equity. We use all of these measures in evaluating our performance and setting goals. The following table shows these three measures.

	Year Ended September 30,
	2004	2003	2002	2001
Return on total equity	3.23%	1.26%	0.93%	1.94%
Return on realized equity	9.16	3.46	2.22	8.54

Difference attributable to unrealized equity	5.93%	2.20%	1.29%	6.60%

Return on total equity	3.23%	1.26%	0.93%	1.94%
Comprehensive return on equity	17.57	(3.64)	(7.06)	18.65

Difference attributable to unrealized equity and other comprehensive income(loss)	14.34%	(4.90)%	(7.99)%	16.71%

Each of these measures has its strengths and weaknesses and is useful to investors by providing different perspectives. Return on total equity is the traditional measure. However, in our case, the total equity measure shows a low result because it includes the unrealized gains on Freddie Mac stock and other available for sale securities in equity (the denominator) but does not reflect unrealized gains and losses on Freddie Mac common stock and other available for sale securities in net income (the numerator). The return on realized equity measure excludes unrealized gains on Freddie Mac common stock and other available for sale securities from both net income and equity and thus does not reflect a significant portion of the economic value in the Company, while it does include gains on Freddie Mac stock and other available for sale securities that are realized through the sale of stock. The comprehensive return on equity reflects the overall increase or decrease in value as reflected by the stock price of Freddie Mac common stock and other available for sale securities. Management believes this is an accurate long-term measure that exhibits high levels of volatility in short time periods.

The return on assets measures shown below similarly reflect the effects of including or not including the significant unrealized gains and losses on the Freddie Mac common stock and other available for sale securities.

	Year Ended September 30,
	2004	2003	2002	2001
Return on total assets	0.79%	0.32%	0.29%	0.50%
Return on realized assets	1.06	0.43	0.40	0.75

Difference attributable to unrealized assets	0.27%	0.11%	0.11%	0.25%

Return on total assets	0.79%	0.32%	0.29%	0.50%
Comprehensive return on assets	4.28	(0.91)	(2.17)	4.84

Difference attributable to other comprehensive income(loss)	3.49%	(1.23)%	(2.46)%	4.34%

Interest Income. Total interest and dividend income, including dividends on Freddie Mac common stock, was $38.8 million for 2004, a 13.04% increase over the total of $34.3 million for the year ended September 30, 2003. Dividend income on Freddie Mac common stock increased by $703,000 to $5.4 million from $4.7 million due to the increase in quarterly dividends of Freddie Mac common stock from $0.26 per share to $0.30 per share.

Total interest and dividend income, excluding Freddie Mac common stock, was $33.5 million for the year, a 12.72% increase over interest and dividend income, excluding Freddie Mac common stock, of $29.7 million for the year ended September 30, 2003.

Interest on loans increased $1.4 million, or 8.30%, to $18.1 million. The average balance of loans receivable increased $54.7 million to $311.5 million for the year ended September 30, 2004. Interest on investment debt securities available for sale increased $47,000 to $489,000 for the year from $442,000 for the prior year.

Interest on mortgage-backed securities and collateralized mortgage obligations increased by $2.5 million to $14.4 million for the year from $11.9 million a year earlier. The increase was due to higher yields as the Company increased the proportion of its securities invested in fixed rate securities, which have a higher yield than variable rate securities, and amortization of premiums on securities decreased. Lower interest rates on variable rate securities also meant that cash flow from investments was reinvested at lower rates. The yield on interest-earning assets excluding Freddie Mac common stock increased 25 basis points. Total interest-earning assets excluding Freddie Mac common stock averaged $742.2 million for the year, up from $696.6 million in the comparable 2003 period, a 6.56% increase. The average yield on loans decreased 70 basis points to 5.80%, while the yield on mortgage-related securities increased from 2.93% for 2003 to 3.62% in 2004, reflecting the reduced amortization of premiums and a higher proportion of fixed rate securities.

Interest Expense. Total interest expense for the year was $17.1 million, a $1.7 million, or 9.24%, decrease from 2003. The decrease is attributable to a 49 basis point decrease in the average cost of interest-bearing liabilities which was partially offset by a $47.5 million increase in the average balance of interest-bearing liabilities from $607.3 million for the year ended September 30, 2003, to $654.9 million for the year ended September 30, 2004. The decrease in average cost was primarily due to the 41 basis point decrease in the cost of borrowed funds and a 57 basis point drop in the cost of deposits as compared to the year ended September 30, 2003.

Interest expense on deposits decreased $822,000, or 14.66%, to $4.8 million for the year ended September 30, 2004, compared with $5.6 million for the prior year. The average balance of Certificates of Deposit of $164.9 million in 2004 was similar to the average balance of $163.9 million the prior year. Due to the declining interest rate environment during this period, an increased proportion of lower cost transaction deposit accounts, and a strategy of less aggressive rates paid for Certificates of Deposit, the average cost of interest-bearing deposits decreased 57 basis points during 2004. Interest expense on Certificate of Deposit balances decreased $1.0 million during the year ended September 30, 2004, compared with the year ended September 30, 2003, as the average balance of these accounts increased $1.0 million and the cost decreased 64 basis points.

Interest expense on borrowed funds decreased $916,000 as a result of the 41 basis point decrease in the average cost of borrowed funds which was partially offset by the $19.1 million increase in the average balance of borrowed funds. The decrease in the average cost was attributed to the declining interest rate environment.

Net Interest Income. Net interest income including Freddie Mac common stock dividends for the year ended September 30, 2004, increased $6.2 million, or 40.06%, to $21.7 million. The net interest rate spread including Freddie Mac common stock increased 71 basis points to 1.20% for the year ended September 30, 2004, from 0.49% for the prior year. Traditional bank measures such as net interest rate spread and net interest rate margin would improve if the market value of the Freddie Mac common stock and/or mortgage securities and borrowings become a smaller portion of our earning assets. The average balance of the Freddie Mac common stock was $276.0 million for the year ended September 30, 2004, as compared to $259.2 million for the year ended September 30, 2003. The net interest margin, which is net interest income including dividends on Freddie Mac common stock divided by average total interest-earning assets, increased 52 basis points to 2.14% for the year ended September 30, 2004.

Net interest income excluding the effects of Freddie Mac common stock increased $5.5 million, or 50.77%, to $16.4 million for the year ended September 30, 2004, compared with $10.9 million for the year ended September 30, 2003. The net interest rate spread excluding effects of Freddie Mac common stock, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, increased by 74 basis points as the yield on interest-earning assets excluding Freddie Mac common stock increased at a higher rate than the average cost of interest-bearing liabilities. The net interest margin, which is net interest income divided by average total interest-earning assets excluding Freddie Mac common stock, increased 65 basis points.

Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans. Our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. Each of these factors lowers our net interest margin and net interest spread. Our wholesale investment strategy has historically resulted in increases in net interest income and efficient use of our capital. Second, the dividend rate as compared to the market value of our Freddie Mac common stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 86%.

Provision for Loan Losses and Asset Quality. The provision for loan losses was $30,000 for the year ended September 30, 2004, while $25,000 was recorded for the year ended September 30, 2003. The Bank had net charge-offs of $187,000 for the year ended September 30, 2004 compared to $602,000 for the year ended September 30, 2003. The difference in the provision and net charge-offs for the year ended September 30, 2004, is due in part to the fact that the Bank had $311,000 of the net charge-offs related to loans acquired in the Eagle Bank acquisition and net recoveries of $123,751 in the rest of the Bank. The following table further illustrates the relationship between our charge-offs and charge-offs of loans acquired in purchase business combinations.

Net Charge Offs(Recoveries)

Year	Provision	CharterBank	Eagle Bancshares	Citizen National	Total
1999	$240,000	$125,887	$—	$210,395	$336,282
2000	1,410,000	408,421	—	365,380	773,801
2001	500,000	428,070	—	1,128,153	1,556,223
2002	250,000	313,241	—	47,489	360,730
2003	25,000	193,543	471,573	(63,275)	601,841
2004	30,000	(21,311)	310,730	(102,440)	186,979

		$1,447,851	$782,303	$1,585,702	$3,815,856

Nonperforming loans are not accruing interest. The following table shows nonperforming loans, under-performing loans and nonperforming assets.

	September 30, 2004	September 30, 2003
	(In thousands)
Under-performing loans	$195	$633

Total nonperforming loans	5,865	5,124
Foreclosed real estate, net	453	684

Total nonperforming assets	$6,318	$5,808

Nonperforming loans to total loans	1.81%	1.71%
Nonperforming assets to total assets	0.59%	0.58%

Nonperforming loans rose from $5.1 million at September 30, 2003, to $5.9 million at September 30, 2004. Nonperforming loans acquired in the Eagle Bank acquisition made up $582,000 of these loans at September 30, 2004. Nonperforming loans as a percentage of total loans grew from 1.71% at September 30, 2003, to 1.81% at September 30, 2004. Approximately 94% of our nonaccrual loans had real estate as collateral at September 30, 2004.

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans decreased from $633,000 at

September 30, 2003, to $195,000 at September 30, 2004. Under-performing loans at September 30, 2003, included a loan in the amount of $585,000 that we have treated as nonperforming at September 30, 2004. Under-performing loans at September 30, 2004, are primarily 1-4 family loans with underlying collateral that indicate a very low risk of loss. None of the under-performing loans were acquired in the Eagle Bank acquisition.

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, non-accruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

During fiscal 2004, the allowance for loan losses decreased by $157,000 to $6.6 million at September 30, 2004, due to net charge-offs of $186,979. Net charge-offs of $310,730 related to loans acquired in the Eagle Bank acquisition, while loans not acquired from Eagle Bank resulted in net recoveries. When reviewing the allowance for loan losses, it is important to understand the Company’s lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. The Company has mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses of $30,000 was charged for the year ended September 30, 2004, while there was a $25,000 provision for the year ended September 30, 2003. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 50.0%, 15.0% and 5.0%, respectively. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming one-to-four family loans in the portfolio are reserved at lower percentages than other loans. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics, including loan to value, credit score, debt coverage, collateral, and capacity to service debt.

We have no loans that are not currently disclosed as non-accrual, past due, underperforming or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms

Noninterest Income. Noninterest income increased 10.41% to $6.5 million for the year ended September 30, 2004 compared with $5.7 million in the prior year. We had $2.2 million in net gains on the sale of mortgage and other investment securities, which included a $2.1 million gain on the sale of Freddie Mac common stock, during the year ended September 30, 2004, compared with a net gain of $880,000 in the prior year, which included a $773,000 gain on the sale of Freddie Mac common stock. Other factors included a decrease of $1.6 million in the gain on loans sold, an increase of 74% or $832,000 in fees on deposits, and a $200,000 loss in an investment in a de novo bank. We invested $200,000 in a bank holding company that applied for a charter to serve urban low income areas. The bank was denied its charter triggering the write off of our $200,000 investment in fiscal 2004. The decrease in the gain on loans sold reflects the record levels of one-to-four family loan originations in fiscal 2003. Future levels of gain on sale of loans are dependent on interest rates. The increase in deposit fees reflects our growth in core deposits and the Company’s focus on deposit fees. The following table shows the quarterly levels of deposit fees, core deposits and gain on sale of loans for the last three fiscal years.

(In thousands)	Core Deposits (at Quarter End)	Deposit Fees (for the Quarter)	Gain on Sale of Loans (for the Quarter)
September 30, 2004	$129,349	$689	$255
June 30, 2004	130,250	625	345
March 31, 2004	130,002	673	310
December 31, 2003	99,555	563	242

September 30, 2003	99,546	496	657
June 30, 2003	98,605	463	886
March 31, 2003	95,557	356	643
December 31, 2002	68,090	402	589

September 30, 2002	69,480	351	539
June 30, 2002	68,303	289	354
March 31, 2002	56,762	246	438
December 31, 2001	50,365	229	529

The following table shows the yearly levels of gain on sale of loans, gain on sale of Freddie Mac common stock, and gain on sale of covered calls for the last five fiscal years.

(In thousands)	Gain on Sale of Loans	Gain on Sale of Freddie Mac Stock	Gain on Covered Calls
September 30, 2004	$1,152	$2,113	$149
September 30, 2003	2,775	773	52
September 30, 2002	1,860	0	0
September 30, 2001	1,580	0	0
September 30, 2000	730	0	0

Gain on sale of securities, including Freddie Mac common stock, was $2.2 million for the year ended September 30, 2004, compared to $880,000 for the same period in 2003, an increase of $1.3 million in income for the year ended September 30, 2004. The $2.2 million gain on sale of securities was comprised of net gains of approximately $115,000 on mortgage securities and other investment securities, and a net gain of $2.1 million on the sale of Freddie Mac common stock.

The Company charged off its remaining investment of $106,746 in a loan servicing limited partnership in fiscal 2003. The limited partnership invested in mortgage loan servicing, and, as a result, income fluctuated based on the underlying market value of related mortgage servicing rights. This market value is impacted by loan prepayment activity and the future expectation of such activity. As rates fell, the level of prepayment and expectation for future prepayments increased which resulted in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates adversely affected our equity in earnings of limited partnerships.

Noninterest Expense. Total noninterest expense decreased $1.0 million, or 5.86%, to $17.2 million for the year compared with $18.1 million for the prior year. The primary cause of the decrease was due to decreases in salaries and benefits, professional services and overall general and administrative expenses.

Salaries and employee benefits expense decreased $444,000 from $10.6 million in 2003 to $10.1 million in 2004. Components of compensation expense that decreased included ESOP expenses, commissions and restricted stock expense.

Occupancy and equipment expenses increased $115,000, or 4%, for the year ended September 30, 2004, as compared to the same period in 2003 primarily due to service bureau expenses and increased building maintenance. Marketing expenses were consistent with the prior year with legal and professional expenses being lower than the prior year. The following table shows the yearly levels of compensation and benefits, occupancy and equipment for the last five fiscal years.

(In thousands)	Compensation & Benefits	Occupancy	Equipment
September 30, 2004	$10,130	$2,414	$569
September 30, 2003	10,574	2,238	631
September 30, 2002	7,412	1,978	475
September 30, 2001	6,245	1,578	399
September 30, 2000	4,956	1,942	419

Income Taxes. Income taxes increased from $83,000 for the year ended September 30, 2003 to $2.9 million for the year ended September 30, 2004. The effective tax rate was 25.75% in 2004, and 2.60% in 2003. In both years, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax. In fiscal 2003, dividends on Freddie Mac stock were higher compared to other components of taxable income and the dividend exclusion lowered the effective tax rate more than it would have if other components of taxable income had been higher and more than it did in fiscal 2004.

Comparison of Financial Condition at September 30, 2003 and 2002.

Our total assets increased $17.9 million, or 1.83%, to $1.0 billion at September 30, 2003, from September 30, 2002. The increase was primarily due to increases in loans receivable. Total loans increased $85.9 million, or 40.1%, to $299.9 million at September 30, 2003. The one-to-four family residential real estate portfolio increased by $32.8 million, or 32.6%, to $133.3 million at September 30, 2003. The one-to-four family loans acquired in the acquisition of Eagle Bank accounted for $15.2 million of this increase. The consumer and other loan portfolio decreased $200,000 or 1.0% from September 30, 2002, to $19.7 million at September 30, 2003. The decrease in the consumer portfolio was primarily the result of reductions in second mortgage loans due to refinancings, which more than offset $4.5 million of consumer loans acquired in the Eagle Bank acquisition. Commercial real estate and other commercial loans increased by $48.2 million during fiscal 2003, and real estate construction loans increased by $5.1 million during the year, with our acquisition of Eagle Bank accounting for $32.0 million of the increase in commercial real estate loans and $3.6 million of the increase in construction loans.

Our mortgage-backed securities and collateralized mortgage obligations decreased from $455.9 million at September 30, 2002, to $394.4 million at September 30, 2003, a decrease of $61.5 million or 13.49%. The market value of Freddie Mac common stock decreased $17.3 million, or 6.65%, from $260.2 million at September 30, 2002 to $242.9 million at September 30, 2003.

Total deposits increased from $210.7 million at September 30, 2002, to $279.4 million at September 30, 2003. This increase is predominantly the result of the fact we acquired deposits of $62.1 million in the Eagle Bank acquisition.

For the foreseeable future, we intend to continue to rely on borrowings, especially Federal Home Loan Bank advances and repurchase agreements, to fund the securities portfolios and loans to the extent that loan growth exceeds deposit growth. The terms of new advances will be determined at the time of the advance based on interest rates, the Company’s interest risk profile, and other factors. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. Borrowings decreased 5.48% from $411.0 million at September 30, 2002, to $388.4 million at September 30, 2003.

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

Realized equity decreased by $6.8 million to $86.4 million at September 30, 2003, from $93.2 million at September 30, 2002, primarily due to the increase in treasury stock of $7.8 million. Treasury stock was acquired to fund the Company’s restricted stock benefit plan.

Accumulated other comprehensive income is comprised of net unrealized holding gains on securities available for sale. As indicated in the table below, other comprehensive loss for the year ended September 30, 2003, was $12.0 million compared to a loss of $24.9 million for the year ended September 30, 2002. The loss was primarily the result of the decrease in the price of Freddie Mac common stock, which decreased by $3.55 per share, resulting in an after-tax decrease in our Freddie Mac common stock investment of $10.6 million. Other comprehensive loss relating to mortgage securities and other investments increased by $2.5 million to a loss of $1.4 million from income of $1.1 million for the year ended September 30, 2002.

	For the Years Ended September 30,
	2003	2002	2001	2000
Freddie Mac:
Number of shares	4,640,000	4,655,000	4,655,000	4,655,000
Market Price	$52.35	$55.90	$65.00	$54.0625
Market Value	242,904,000	260,214,500	302,575,000	251,660,938
Unrealized Gain Net of Tax	145,283,854	155,893,352	181,902,699	150,641,464

Other Comprehensive Gain(Loss)
Related to Mortgage Securities and other Investments	(1,410,665)	1,112,500	9,696,208	(10,741,370)
Freddie Mac Common Stock	(10,609,498)	(26,009,347)	31,261,235	5,894,975

Total Other Comprehensive (Loss)Gain	(12,020,163)	(24,896,847)	40,957,443	4,658,622

Comparison of Operating Results for Years Ended September 30, 2003 and 2002.

General. Net income of $3.1 million for the year ended September 30, 2003, represents a $200,000 increase from net income of $2.9 million for the year ended September 30, 2002. The $3.8 million increase in noninterest income was essentially offset by the $3.8 million increase in noninterest expense. Our income tax expense was down $400,000, which more than offset the decrease in our net interest income after the loan loss provision. Net interest income during the year ended September 30, 2003, decreased slightly due to lower interest rates which was partially offset by a $225,000 decrease in the provision for loan losses.

Interest Income. Total interest and dividend income, including Freddie Mac common stock, was $34.3 million for the year, a 9.02% decrease over interest and dividend income, including Freddie Mac common stock, of $37.7 million for the year ended September 30, 2002. Dividend income on Freddie Mac common stock increased by $652,000 to $4.7 million from $4.0 million due to the increase in quarterly dividends of Freddie Mac common stock from $0.22 per share to $0.26 per share. Total interest and dividend income, excluding Freddie Mac common stock, was $29.7 million for the year, an 11.87% decrease over interest and dividend income, excluding Freddie Mac common stock, of $33.7 million for the year ended September 30, 2002. Interest on loans decreased $209,000, or 1.24%, to $16.7 million. The average balance of loans receivable increased $41.2 million to $256.8 million for the year ended September 30, 2003. Interest on investment debt securities available for sale decreased $71,000 to $442,000 for the year from $513,000 for the prior year.

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

Interest Expense. Total interest expense for the year was $18.8 million, a $3.0 million, or 13.91%, decrease from 2002. The decrease is attributable to a 78 basis point decrease in the average cost of interest-bearing liabilities which was partially offset by a $44.3 million increase in the average balance of interest-bearing liabilities from $563.0 million for the year ended September 30, 2002, to $607.3 million for the year ended September 30, 2003. The decrease in average cost was primarily due to the 55 basis point decrease in the cost of borrowed funds as compared to the year ended September 30, 2002, and a 110 basis point drop in the cost of deposits.

Interest expense on deposits decreased $1.2 million, or 17.65%, to $5.6 million for the year ended September 30, 2003, compared with $6.8 million for the prior year. The average balance of Certificates of Deposit increased $17.1 million to $163.9 million in 2003 from $146.8 million the prior year primarily as a result of the Certificates of Deposit we acquired in our acquisition of Eagle Bank, which was offset by decreases due to less aggressive retail Certificate of Deposit rates being offered by CharterBank. Due to the declining interest rate environment during this period, an increased proportion of lower cost transaction deposit accounts, and a strategy of less aggressive rates paid for Certificates of Deposit, the average cost of interest-bearing deposits decreased 110 basis points during 2003. Interest expense on Certificate of Deposit balances decreased $1.3 million during the year ended September 30, 2003, compared with the year ended September 30, 2002, as the average balance of these accounts increased $17.1 million and the cost decreased 123 basis points.

Interest expense on borrowed funds decreased $1.8 million as a result of the 55 basis point decrease in the average cost of borrowed funds which was partially offset by the $5.5 million increase in the average balance of borrowed funds. The decrease in the average cost was attributed to the declining interest rate environment.

Net Interest Income. Net interest income including Freddie Mac common stock dividends for the year ended September 30, 2003, decreased $366,000, or 2.30%, to $15.5 million. The net interest rate spread including Freddie Mac common stock increased 39 basis points to 0.49% for the year ended September 30, 2003, from 0.10% for the prior year. Traditional bank measures such as net interest rate spread and net interest rate margin will improve as the market value of the Freddie Mac common stock and/or mortgage securities and borrowings become a smaller portion of our earning assets. The average balance of the Freddie Mac common stock was $259.2 million for the year ended September 30, 2003, as compared to $302.1 million for the year ended September 30, 2002. The net interest margin, which is net interest income including dividends on Freddie Mac common stock divided by average total interest-earning assets, decreased five basis points to 1.62% for the year ended September 30, 2003.

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

Provision for Loan Losses. For the year ended September 30, 2003, we recorded a $25,000 provision for loan losses, compared to $250,000 for the year ended September 30, 2002. Gross charge-offs totaled $1.0 million for the year ended September 30, 2003, as compared to the prior year total of $816,000. Of the gross charge-offs in 2003, $539,000 were loans that were acquired in the Eagle Bank acquisition. The net charge-offs exeeed the provision for loan losses because our reserve methodology did not require a provision or higher reserves. While during 2003 CharterBank experienced an increase in nonperforming loans, the majority of nonperforming loans are real estate loans with a lower risk of loss than non-real estate loans. CharterBank’s reserve methodology requires reserves based on a percentage of the outstanding balance for each type of loan. The percentage is based on CharterBank’s estimate of losses inherent within that type of loan.

The allowance for loan losses as of September 30, 2003, was 2.26% of total loans compared with 2.42% of total loans at September 30, 2002. The allowance at September 30, 2003, was 1.32% of nonaccrual loans compared to 1.72% at September 30, 2002. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

The table below shows under-performing (loans 90 days or more delinquent that are still accruing interest) and non-performing assets:

	September 30, 2003	September 30, 2002
	(In thousands)
Underperforming loans	$633	$133

Total non-performing loans	5,124	3,013
Foreclosed real estate, net	684	670

Total non-performing assets	$5,808	$3,683

Non-performing loans to total loans	1.71%	1.41%
Non-performing assets to total assets	0.58%	0.38%

Underperforming loans at September 30, 2003 include one large loan on timber land and two smaller 1-4 family loans.

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

Our allowance for loan loss methodology is a loan classification based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 50.0%, 15% and 5.0%, respectively. These percentages for doubtful and substandard were reduced during 2003 from 60% and 17.5% based on historical losses on the Company’s real estate loans. These changes reduced required reserves by approximately $357,000. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming one-to-four family loans in the portfolio are reserved at lower percentages. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics including loan to value, credit score, debt coverage, collateral, and capacity to service debt.

Noninterest Income. Noninterest income increased 200% to $5.7 million for the year ended September 30, 2003, compared with $1.9 million in the prior year. We had $880,000 in net gains on the sale of mortgage and other investment securities, including a $773,000 gain on the sale of Freddie Mac common stock during the year ended September 30, 2003, compared with a loss of $816,000 in the prior year. Other factors included an increase of $915,000 in the gain on loans sold, an increase of $602,000 in fees on deposits, and a $457,000 decrease in the equity loss in a mortgage servicing limited partnership. The increase in the gain on loans sold reflects the record levels of one-to-four family loan originations. Future levels of gain on sale of loans are dependent on interest rates. The increase in deposit fees reflects our growth in core deposits and the Company’s focus on deposit fees. The following table shows the quarterly levels of deposit fees, core deposits and gain on sale of loans.

(In thousands)	Core Deposits (at Quarter End)	Deposit Fees (for the Quarter)	Gain on Sale of Loans (for the Quarter)
September 30, 2003	$99,546	$496	$657
June 30, 2003	98,605	463	886
March 31, 2003	95,557	356	643
December 31, 2002	68,090	402	589

September 30, 2002	69,480	351	539
June 30, 2002	68,303	289	354
March 31, 2002	56,762	246	438
December 31, 2001	50,365	229	529

As mentioned earlier, the limited partnership invested in mortgage loan servicing, and, as a result, income fluctuated based on the underlying market value of related mortgage servicing rights. This market value was impacted by loan prepayment activity and the future expectation of such activity. As rates fell, the level of prepayment and expectation for future prepayments increase which resulted in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates adversely affected our equity in earnings of limited partnerships. During 2003, CharterBank wrote off its remaining equity investment of $106,746 in its limited partnership. The loss on the partnership was partially offset by $2.8 million in gains on the sale of loans and servicing released loan fees in 2003. The lower interest rate environment and related refinancing during 2003 contributed significantly to the increase in our gain on the sale of loans and servicing released loan fees from the prior year.

Gain on sale of securities, including Freddie Mac common stock, was $880,000 for the year ended September 30, 2003, compared to a loss of $816,000 for the same period in 2002, a difference of $1.7 million in income for the year ended September 30, 2003. The $880,000 income was comprised of net gains of approximately $107,000 on mortgage securities and other investment securities, and a net gain of $773,000 on the sale of Freddie Mac common stock. The loss in 2002 was due to a $1.5 million loss on the sale of a bond issued by Intermedia which was subsequently acquired by WorldCom, and net gains of approximately $700,000 on mortgage securities and other investment securities.

Noninterest Expense. Total noninterest expense increased $3.9 million, or 27.21%, to $18.1 million for the year compared with $14.2 million for the prior year. The primary cause of the increase was due to increases in salaries and benefits, of which the largest increase was in stock-based benefits that have accelerated amortization due to the vesting schedules.

Salaries and employee benefits expense increased $3.2 million from $7.4 million in 2002 to $10.6 million in 2003. The major factor in the increase of compensation expense was restricted stock grant expense and a smaller factor in the increase in compensation expense was the staffing expense for the three Eagle Bank branches that were acquired in fiscal 2003.

Occupancy and equipment expenses increased $317,000, or 16.44%, for the year ended September 30, 2003, as compared to the same period in 2002 primarily due to service bureau expenses and increased building maintenance. Marketing expenses and legal and professional expenses were consistent with the prior year.

Income Taxes. Income taxes decreased from $484,000 for the year ended September 30, 2002, to $83,000 for the year ended September 30, 2003. The effective tax rate was 2.60% in 2003 and 14.31% in 2002. In both years, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received reduced federal income tax. Because dividends on Freddie Mac stock were high compared to other components of taxable income, the dividend exclusion lowered the effective tax rate more than it would have if other components of taxable income had been higher. There can be no assurance that future periods will result in similar effective tax rates.

Commitments. The Company had commitments to fund loans at September 30, 2004, of approximately $46.2 million which is composed of unused consumer credit lines of approximately $9.6 million, unused commercial credit lines of approximately $17.1 million, unfunded construction loans of approximately $13.4 million, mortgage loans of approximately $1.6 million, and nonresidential and commercial loans of approximately $4.5 million. Thirty-year conforming one-to-four family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate mortgage loans	$1,585,537	$—	$—	$—	$—
Loan commitments to fund construction loans in process	13,363,366	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	4,495,000	—	—	—	—
Loan commitments to originate commercial loans	20,000	—	—	—	—
Available home equity and unadvanced lines of credit	26,723,831	—	—	—	—
Letters of credit	388,500	—	—	—	—
Lease agreements	83,620	47,361	44,292	36,910	—
Deposits	227,605,552	21,457,344	18,417,146	5,734,906	6,109,760
Securities sold under agreements to repurchase	100,739,000	—	—	—	—
FHLB advances	40,050,000	25,000,000	75,000,000	25,000,000	—

Total commitments and contractual obligations	$415,054,406	$46,504,705	$93,461,438	$30,771,816	$6,109,760

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments. We did not have any commitments to originate loans held for sale at September 30, 2004. In prior periods these commitments were accounted for at fair value.

The commitments to sell loans are best effort, forward sale agreements, and not mandatory forward sale commitments. The best effort agreements are not derivative instruments and, therefore, are not accounted for as derivatives. The interest rate caps and floors in our adjustable rate loans are clearly and closely related to the interest rate on the loan and, therefore, the floors and caps are not accounted for separately from the loan as a derivative instrument.

Liquidity. The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. The OTS requires that CharterBank maintain a sufficient amount of liquid assets to maintain its safe and sound operation. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At September 30, 2004 and 2003, our maximum borrowing capacity from the FHLB was approximately $373.3 million and $306.5 million, respectively. At September 30, 2004 and 2003, we had outstanding borrowings of $292.1 million and $267.1 million, respectively, with unused borrowing capacity of $81.2 million and $39.4 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets. We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has relied on wholesale fundings, including advances from the FHLB, repurchase agreements and brokered deposits, to purchase securities in the past two fiscal years. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At September 30, 2004, repurchase agreements totaled $100.7 million, a $20.6 million decrease from the amount outstanding at September 30, 2003, of $121.3 million. Wholesale deposits were $34.1 million at September 30, 2004, as compared to $49.7 million at September 30, 2003.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $244.8 million for the twelve months ended September 30, 2004. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

Our primary investing activities are the origination of commercial real estate, one-to four-family real estate, commercial, and consumer loans, and the purchase of mortgage and investment securities.

During the year ended September 30, 2004, we originated approximately $191.5 million in total loans. Residential mortgage loans accounted for 40% of the originations, construction loans for 21% of the originations, commercial and commercial real estate loans for 33% of the originations, and consumer loans for 6% of the originations during the year ended September 30, 2004. Of the $76.0 million in residential loans originated, $38.1 million were sold to investors. During the year ended September 30, 2003, we originated loans of approximately $329.3 million. In the year ended September 30, 2003, with the 1-4 family refinance boom residential mortgage loans accounted for 60.0% of total loan originations for fiscal 2003. Commercial real estate loans accounted for 23.0% of total originations for fiscal 2003.

Purchases of mortgage and investment securities totaled $353.4 million for the year ended September 30, 2004, and $672.2 million for the year ended September 30, 2003. At September 30, 2004 and 2003, CharterBank had loan commitments to borrowers of approximately $19.5 million and $39.2 million, respectively, and available home equity and unadvanced lines of credit of approximately $26.7 million and $14.8 million, respectively.

The low interest rate environment, specifically low one-to-four family mortgage rates, dramatically increased refinancing activity and, accordingly, cash flow on mortgage securities during fiscal 2003. The level of this cash flow in the future depends on the ongoing level of refinancing and, thus, is difficult to determine at this time although most projections indicate higher interest rates and significantly lower levels of refinancing, which would reduce this cash flow in 2004. We have reinvested a significant portion of this cash flow in securities. During the third quarter of 2003, the Company began retaining conforming 15-year one-to-four family loans, with approximately $30.9 million being retained as of September 30, 2004.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $279.6 million at September 30, 2004, as compared to $279.4 million at September 30, 2003. Time deposit accounts scheduled to mature within one year were $98.3 million and $129.5 million at September 30, 2004 and 2003, respectively. While CharterBank has experienced Certificates of Deposit run-off, we anticipate that a significant portion of these Certificates of Deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds, provide deposit fees, and provide cross-sell opportunities.

Capital expenditures of $2.6 million during the twelve months ended September 30, 2004, included approximately $2.0 million for branch expansions. We anticipate that capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities, and the relocation of support functions to one location as well as a change in our core application system during fiscal 2005, will be between $3.0 million and $5.0 million Except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2005. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements. Charter Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Charter Financial’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan commitments,” (“SAB 105”) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB 105. The Company records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. The Company does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on the Company’s financial condition or results of operations.

In March 2004, the EITF reached a consensus on Issue 03-1, Meaning of other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model development by the Task Force in evaluating whether an investment within the scope of Issue 03-01 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB approved an FSP to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The FSP did not affect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to Issue 03-01, but does not consider it, or related FSP to have a material impact on the Company’s financial position or results of operations.

Impact of Inflation and Changing Prices. The consolidated financial statements and accompanying notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 61 to 65, for a discussion of Quantitative and Qualitative Disclosures about Market Risk. The interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2004 indicates a loss of market value of portfolio equity for a significant increase or decrease in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-47 following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Senior Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end (the “Proxy Statement”) under the captions: “Election of Directors,” “Nominees and Continuing Directors,” “Executive Officers who are not Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the captions: “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Performance Graph,” “Change of Control Agreements,” “Director Compensation,” “Executive Compensation,” “Employment Agreements,” and “Benefit Plans” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included in the Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management-Principal Shareholders of Charter Financial Corporation,” and “Security Ownership of Management” is incorporated herein by reference.

The following table sets forth the aggregate information regarding our equity compensation plans in effect as of September 30, 2004.

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Options	288,750	$31.06	417,693
Restricted stock	154,692	N/A	72,339

Equity compensation plans not approved by security holders	—	—	—

Total	443,442	N/A	490,032

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included in the Proxy Statement under the caption: “Information about the Board of Directors and Management – Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in the Proxy Statement under the caption: “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Listed below are all financial statements and exhibits filed as part of this report:

a.	Financial Statements, Schedules, and Exhibits

(1)	The consolidated balance sheets of Charter Financial Corporation and its subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2004, together with the related notes and report of KPMG LLP, independent registered public accounting firm.

(2)	Schedules omitted as they are not applicable.

(3)	See Exhibit Index.

b.	Exhibits

Exhibit	Description
2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance (1)

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc. (2)

3.1	Federal Stock Charter of Charter Financial Corporation (1)

3.2	Bylaws of Charter Financial Corporation (1)

4.1	Federal Stock Charter of Charter Financial Corporation (See Exhibit 3.1) (1)

4.2	Bylaws of Charter Financial Corporation (See Exhibit 3.2) (1)

4.3	Form of Stock Certificate of Charter Financial Corporation (1)

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation (1)

10.2	Form of Benefit Restoration Plan of Charter Financial Corporation (1)

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation (1)

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank (1)

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank (1)

10.6	CharterBank 401(k) Plan and Adoption Agreement (3)

10.7	Charter Financial Corporation 2001 Stock Option Plan (4)

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan (4)

14.0	Conflict of Interest Policy and Code of Ethics (5)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

(1)	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.
(2)	Incorporated herein by reference to the current report on Form 8-K dated September 11, 2002

(3)	Incorporated herein by reference to the Registration Statement No. 333-67402, on Form S-8, filed with the SEC on August 13, 2001, as amended.
(4)	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.
(5)	Incorporated herein by reference to the current report on Form 8-K dated April 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2004.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ John W. Johnson, Jr. John W. Johnson, Jr.	Chairman of the Board	December 14, 2004

/s/ Robert L. Johnson Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	December 14, 2004

/s/ David Z. Cauble, III David Z. Cauble, III	Director	December 14, 2004

/s/ Jane W. Darden Jane W. Darden	Director	December 14, 2004

/s/ William B. Hudson William B. Hudson	Director	December 14, 2004

/s/ Thomas M. Lane Thomas M. Lane	Director	December 14, 2004

/s/ David L. Strobel David L. Strobel	Director	December 14, 2004

/s/ Curtis R. Kollar Curtis R. Kollar	Chief Financial Officer, Vice President and Treasurer (principal accounting officer)	December 14, 2004

Exhibit Index

Exhibit	Description	Method of Filing
2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance	(1)

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc.	(2)

3.1	Federal Stock Charter of Charter Financial Corporation	(1)

3.2	Bylaws of Charter Financial Corporation	(1)

4.1	Federal Stock Charter of Charter Financial Corporation	(1)

4.2	Bylaws of Charter Financial Corporation	(1)

4.3	Form of Stock Certificate of Charter Financial Corporation	(1)

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation	(1)

10.2	Form of Benefit Restoration Plan of Charter Financial Corporation	(1)

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation	(1)

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	(1)

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	(1)

10.6	CharterBank 401(k) Plan and Adoption Agreement	(3)

10.7	Charter Financial Corporation 2001 Stock Option Plan	(4)

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan	(4)

14.0	Conflict of Interest Policy and Code of Ethics	(5)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	SSSection 1350 Certifications

(1)	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.
(2)	Incorporated herein by reference to the current report on Forms 8-K dated September 11, 2002.
(3)	Incorporated herein by reference to the Registration Statement No. 333-67402, on From S-8, filed with the SEC on August 13, 2001, as amended.
(4)	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.
(5)	Incorporated herein by reference to the Annual Report as Form 10-K for the fiscal year ended September 30, 2003, filed with the SEC on December 22, 2003.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2004 and 2003

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Charter Financial Corporation:

We have audited the accompanying consolidated balance sheets of Charter Financial Corporation and subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with United States generally accepted accounting principles.

Atlanta, Georgia

November 12, 2004

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2004 and 2003

	2004	2003
Assets
Cash and amounts due from depository institutions (note 20)	$10,128,105	9,926,321
Interest-bearing deposits in other financial institutions	2,243,124	1,994,168

Cash and cash equivalents	12,371,229	11,920,489

Loans held for sale, market value of $2,125,463 and $2,058,892 at September 30, 2004 and 2003, respectively	2,077,510	2,026,261
Freddie Mac common stock (note 5)	300,430,200	242,904,000
Mortgage-backed securities and collateralized mortgage obligations available for sale (notes 6 and 15)	378,356,607	394,432,288
Other investment securities available for sale (note 5)	22,156,750	21,628,603
Federal Home Loan Bank stock (notes 5 and 15)	14,842,500	13,610,000
Loans receivable	323,546,874	299,877,198
Unamortized loan origination fees, net	(773,461)	(544,202)
Allowance for loan losses	(6,622,597)	(6,779,576)

Loans receivable, net (notes 8 and 15)	316,150,816	292,553,420

Real estate owned (note 9)	452,671	683,577
Accrued interest and dividends receivable (note 10)	3,004,224	3,200,112
Premises and equipment, net (note 11)	11,195,770	9,382,894
Intangible assets, net of amortization (note 4)	5,954,119	6,168,074
Other assets (note 12)	1,208,622	1,985,645

Total assets	$1,068,201,018	1,000,495,363

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 14)	$279,574,709	279,385,708
Borrowings (note 15)	392,789,000	388,441,220
Advance payments by borrowers for taxes and insurance	1,189,587	1,191,597
Deferred income taxes (note 16)	111,602,661	88,196,330
Other liabilities	10,544,824	12,921,426

Total liabilities	795,700,781	770,136,281

Stockholders’ equity (notes 17, 20, and 23):
Common stock, $0.01 par value; 19,823,905 and 19,822,405 shares issued in 2004 and 2003, respectively; 19,596,874 and 19,569,676 shares outstanding in 2004 and 2003, respectively	198,239	198,224
Additional paid-in capital	37,831,575	37,491,011
Treasury stock, at cost; 227,031 and 252,729 shares in 2004 and 2003, respectively	(7,059,824)	(7,836,234)
Unearned compensation – ESOP	(2,454,940)	(2,624,940)
Retained earnings	63,626,113	59,190,493
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	180,359,074	143,940,528

Total stockholders’ equity	272,500,237	230,359,082
Commitments and contingencies (notes 8, 18, and 21)

Total liabilities and stockholders’ equity	$1,068,201,018	1,000,495,363

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

Years ended September 30, 2004, 2003, and 2002

	2004	2003	2002
Interest and dividend income:
Loans receivable	$18,079,797	16,693,886	16,902,524
Mortgage-backed securities and collateralized mortgage obligations	14,369,588	11,883,281	15,473,241
Equity securities	5,814,828	5,218,004	4,771,563
Debt securities	488,583	441,848	513,168
Interest-bearing deposits in other financial institutions	60,968	98,411	79,211

Total interest and dividend income	38,813,764	34,335,430	37,739,707

Interest expense:
Deposits (note 14)	4,785,246	5,607,246	6,825,501
Borrowings (note 15)	12,282,777	13,198,597	15,019,296

Total interest expense	17,068,023	18,805,843	21,844,797

Net interest income	21,745,741	15,529,587	15,894,910
Provision for loan losses (note 8)	30,000	25,000	250,000

Net interest income after provision for loan losses	21,715,741	15,504,587	15,644,910

Noninterest income:
Gain on sale of loans and servicing released loan fees	1,151,996	2,775,256	1,859,961
Service charges on deposit accounts	2,549,231	1,717,198	1,115,308
Gain on sale of Freddie Mac common stock (note 5)	2,113,336	773,368	—
Gain (loss) on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments (notes 5 and 6)	115,261	107,038	(816,223)
Loan servicing fees	208,337	154,975	306,072
Equity in loss of limited partnership (note 13)	—	(106,746)	(564,164)
Write-off of investment	(200,000)	—	—
Brokerage commissions	264,345	332,391	74,422
Other	305,332	140,802	53,596

Total noninterest income	6,507,838	5,894,282	2,028,972

Noninterest expenses:
Salaries and employee benefits (note 17)	10,129,840	10,574,311	7,412,111
Occupancy	2,414,329	2,237,969	1,977,751
Legal and professional	886,211	1,261,387	1,243,078
Marketing	861,781	855,826	805,423
Furniture and equipment	569,247	630,860	474,811
Postage, office supplies, and printing	469,288	571,189	535,901
Federal insurance premiums and other regulatory fees	222,007	210,651	213,096
Net cost of operations of real estate owned	69,372	151,036	135,014
Deposit premium amortization expense (note 4)	213,955	133,149	—
Other	1,320,171	1,598,654	1,492,119

Total noninterest expenses	17,156,201	18,225,032	14,289,304

Income before income taxes	11,067,378	3,173,837	3,384,578
Income tax expense (note 16)	2,850,102	82,543	484,443

Net income	$8,217,276	3,091,294	2,900,135

Basic and diluted net income per share	$0.42	0.16	0.15
Weighted average number of common shares outstanding	19,437,613	19,478,388	19,521,984
Weighted average number of common and common equivalent shares outstanding	19,478,037	19,482,326	19,521,984

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2004, 2003, and 2002

		Common stock
	Comprehensive income	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation – ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at September 30, 2001		—	$—	—	—	—	56,058,287	180,857,538	236,915,825
Issuance of common stock		19,822,405	198,224	37,021,175	—	(3,171,580)	—	—	34,047,819
Comprehensive loss:
Net income	$2,900,135	—	—	—	—	—	2,900,135	—	2,900,135
Other comprehensive loss – unrealized loss on securities net of income taxes of $15,651,763 (note 23)	(24,896,847)	—	—	—	—	—	—	(24,896,847)	(24,896,847)

Total comprehensive loss	$(21,996,712)

Dividends paid, $0.20 per share		—	—	—	—	—	(733,698)	—	(733,698)
Allocation of ESOP common stock		—	—	455,221	—	507,041	—	—	962,262
Purchase of common stock for treasury		—	—	—	(29,930)	—	—	—	(29,930)

Balance at September 30, 2002		19,822,405	198,224	37,476,396	(29,930)	(2,664,539)	58,224,724	155,960,691	249,165,566
Comprehensive loss:
Net income	$3,091,294	—	—	—	—	—	3,091,294	—	3,091,294
Other comprehensive loss – unrealized loss on securities net of income taxes of $7,556,650 (note 23)	(12,020,163)	—	—	—	—	—	—	(12,020,163)	(12,020,163)

Total comprehensive loss	$(8,928,869)

Dividends paid, $0.60 per share		—	—	—	—	—	(2,125,525)	—	(2,125,525)
Allocation of ESOP common stock		—	—	84,092	—	39,599	—	—	123,691
Grant of common stock from treasury		—	—	(69,477)	909,842	—	—	—	840,365
Purchase of common stock for treasury		—	—	—	(8,716,146)	—	—	—	(8,716,146)

Balance at September 30, 2003		19,822,405	198,224	37,491,011	(7,836,234)	(2,624,940)	59,190,493	143,940,528	230,359,082
Comprehensive income:
Net income	$8,217,276	—	—	—	—	—	8,217,276	—	8,217,276
Other comprehensive income – unrealized gain on securities net of income taxes of $22,895,046 (note 23)	36,418,546	—	—	—	—	—	—	36,418,546	36,418,546

Total comprehensive income	$44,635,822

Dividends paid, $1.10 per share		—	—	—	—	—	(3,781,656)	—	(3,781,656)
Allocation of ESOP common stock		—	—	363,834	—	170,000	—	—	533,834
Grant of common stock from treasury		—	—	(67,145)	776,410	—	—	—	709,265
Stock options exercised		1,500	15	43,875	—	—	—	—	43,890

Balance at September 30, 2004		19,823,905	$198,239	37,831,575	(7,059,824)	(2,454,940)	63,626,113	180,359,074	272,500,237

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$8,217,276	3,091,294	2,900,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	25,000	250,000
Depreciation and amortization	997,758	1,010,138	706,179
Allocation of ESOP common stock	533,834	123,691	962,262
Deferred income tax expense (benefit)	511,285	251,059	(686,521)
Gain on sale of premises and equipment	(2,500)	(667)	—
Equity in loss of limited partnership	—	106,746	564,164
Write-off of investment	200,000	—	—
Amortization of premiums and discounts, net	584,235	3,152,840	729,532
Gain on sale of loans	(1,151,996)	(2,775,256)	(1,859,961)
Proceeds from sale of loans	39,183,522	111,715,049	80,753,296
Originations and purchases of loans held for sale	(38,082,775)	(102,528,645)	(77,593,422)
Gain on sale of Freddie Mac common stock	(2,113,336)	(773,368)	—
(Gain) loss on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(115,261)	(107,038)	816,223
Provision for loss on other real estate owned	104,543	56,486	13,000
(Gain) loss on sales of real estate owned	(57,237)	81,078	72,576
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	195,888	329,009	(89,102)
Decrease in other assets	426,093	88,224	251,239
(Decrease) increase in other liabilities	(1,667,336)	(686,525)	216,177

Net cash provided by operating activities	7,793,993	13,159,115	8,005,777

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	104,608,929	8,253,369	136,845,298
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	244,793,078	709,327,602	147,147,443
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(331,825,548)	(659,225,249)	(412,888,459)
Purchases of other investment securities available for sale	(21,561,000)	(12,997,462)	(36,337,911)
Proceeds from sale of other investment securities available for sale	13,777,721	—	22,162,639
Proceeds from sale of Freddie Mac common stock	2,186,107	804,555	—
Proceeds from maturities of other securities available for sale	7,000,000	4,300,000	2,000,000
Purchase of FHLB stock	(11,667,500)	(17,732,500)	(2,777,500)
Proceeds from redemption of FHLB stock	10,435,000	18,937,500	—
Net cash paid for EBA Bancshares, Inc.	—	(3,791,005)	—
Net (increase) decrease in loans receivable, exclusive of loan sales	(24,325,777)	(30,438,092)	5,586,826
Proceeds from sale of real estate owned	881,981	508,001	1,341,575
Purchases of premises and equipment, net of dispositions	(2,443,249)	(2,357,329)	(1,894,341)

Net cash (used in) provided by investing activities	(8,140,258)	15,589,390	(138,814,430)

F-5	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from financing activities:
Stock options exercised	$43,890	—	—
Issuance of common stock in stock offering	—	—	34,047,819
Purchase of common stock for treasury	—	(8,716,146)	(29,930)
Offering proceeds in escrow	—	—	(19,978,915)
Dividends paid	(3,781,656)	(2,125,525)	(733,698)
Net increase in deposits	189,001	6,582,421	10,391,355
Proceeds from Federal Home Loan Bank advances	581,375,000	814,050,000	220,450,000
Principal payments on advances from Federal Home Loan Bank	(556,425,000)	(820,950,000)	(158,200,000)
Proceeds from other borrowings	1,694,902,600	1,334,401,330	1,428,577,887
Principal payments on other borrowings	(1,715,504,820)	(1,350,023,110)	(1,389,288,887)
Net decrease in advance payments by borrowers for taxes and insurance	(2,010)	(165,123)	(437,565)

Net cash provided by (used in) financing activities	797,005	(26,946,153)	124,798,066

Net increase (decrease) in cash and cash equivalents	450,740	1,802,352	(6,010,587)
Cash and cash equivalents at beginning of year	11,920,489	10,118,137	16,128,724

Cash and cash equivalents at end of year	$12,371,229	11,920,489	10,118,137

Supplemental disclosures of cash flow information:
Interest paid	$17,042,988	18,932,056	22,154,352
Income taxes paid	3,294,453	1,349,568	5,134,322

Investing activities:
Transfer of assets held for sale to premises and equipment	—	415,870	—
Financing activities:
Real estate acquired through foreclosure of loans receivable	698,381	419,524	1,662,627
Issuance of common stock under stock benefit plans	709,265	840,365	—

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(1)	Summary of Significant Accounting Policies

The consolidated financial statements of Charter Financial Corporation and subsidiaries (the Company) include the financial statements of Charter Financial Corporation and its wholly owned subsidiaries, CharterBank (the Bank) and Charter Insurance Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its main office in West Point, Georgia and seven full-service branch offices located in LaGrange, Georgia; Auburn, Opelika, and Valley, Alabama. In addition, the Company operates five loan production offices located in various Georgia and Alabama locations. The Company primarily competes with other financial institutions in its market area within west central Georgia and east central Alabama. The Company considers its primary lending market to be the states of Georgia and Alabama.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

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

(c)	Investments, Mortgage-Backed Securities, and Collateralized Mortgage Obligations

Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent quotations. Investment in stock of a Federal Home Loan Bank is required of every federally insured financial institution which utilizes its services. Generally, the Federal Home Loan Bank will repurchase excess stock at cost; accordingly, the investment in Federal Home Loan Bank stock is carried at cost which approximates its fair value.

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

A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At September 30, 2004, the Company did not have any securities with other than temporary impairment.

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

Interest income is recognized using the simple interest method on the balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs, and deferred gains on the sale of the guaranteed portion of Small Business Administration (SBA) loans, is amortized over the lives of the underlying loans using the interest method.

F-8	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

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

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Large pools of smaller balance homogeneous loans, such as consumer and installment loans, are collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery of principal is in doubt.

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

September 30, 2004 and 2003

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

September 30, 2004 and 2003

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

At September 30, 2004, the Company was covered under a $5,000,000 banker’s blanket bond policy and a $3,000,000 errors and omissions policy. The Company is also covered with a $10,000,000 umbrella policy.

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

September 30, 2004 and 2003

(m)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. The deposit premium is being amortized using the double-declining balance method over 13 years.

In accordance with the provisions of SFAS No. 142, the Company tests its goodwill for impairment annually. If indicators of impairment were present in amortizable intangible assets and undiscounted future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No impairment charges have been recognized through September 30, 2004.

(n)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Company adopted the provisions of SFAS No. 148 effective October 1, 2002.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method included in SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Years ended September 30
	2004	2003	2002
Net income	$8,217,276	3,091,294	2,900,135
Deduct:
Total stock-based compensation expense determined under fair value based method, net of related tax effect	238,324	377,168	105,885

Pro forma net income	$7,978,952	2,714,126	2,794,250

Net income per common share – basic:
As reported	$0.42	0.16	0.15
Pro forma	0.41	0.14	0.14
Net income per common share – diluted:
As reported	$0.42	0.16	0.15
Pro forma	0.41	0.14	0.14

Options on 139,250 shares were granted during the year ended September 30, 2004.

(o)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

(p)	Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements applied to all variable interest entities created after January 31, 2003. This Interpretation was amended in October 2003 by FSP 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This FSP deferred the effective date for applying the provisions of FIN 46 for interests held by public companies in variable interest entities or

F-13	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

potential variable interest entities created before February 1, 2003. As amended, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the end of annual or interim periods ending after December 15, 2003. In December 2003, FIN 46R was issued, which again deferred the effective date for interests held by public companies in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The Company adopted FIN 46 and its amendment as prescribed. The effect of this Interpretation on the consolidated financial statements was not material.

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued SOP 03-3, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. The SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP to the consolidated financial statements.

In March 2004, the EITF reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model development by the Task Force in evaluating whether an investment within the scope of Issue 03-01 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB approved an FSP to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The FSP did not affect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to

F-14	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Issue 03-01, but does not consider it, or related FSP to have a material impact on the Company’s financial position or results of operations.

(q)	Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the presentation adopted in 2004.

(2)	Reorganization

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

September 30, 2004 and 2003

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

$6,301,223

Goodwill and other intangible assets include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized using the double-declining balance method over 13 years. The Company recorded amortization expense related to the deposit premium of $213,955 and $133,149 for the years ended September 30, 2004 and 2003, respectively.

At September 30, 2004 and 2003, other intangible assets is summarized as follows:

	2004	2003
Deposit premium	$1,975,941	1,975,941
Less accumculated amortization	347,104	133,149

	$1,628,837	1,842,792

F-16	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Amortization expense for the next five years is as follows:

2005	$188,627
2006	166,675
2007	147,684
2008	136,864
2009	134,402

$774,252

(5)	Investment Securities

Investment securities available for sale are summarized as follows:

	September 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,212,574	294,217,626	—	300,430,200

Other:
U.S. Government agencies	$22,338,849	—	(182,099)	22,156,750

	September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,285,345	236,618,655	—	242,904,000

Other:
U.S. Government agencies	$12,981,472	57,457	(146,794)	13,185,723
Corporate debt	8,632,364	106,057	(1,953)	8,740,374

	$21,613,836	163,514	(148,747)	21,926,097

F-17	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The amortized cost and estimated fair value of investment debt securities available for sale as of September 30, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
3-4 years	$5,000,000	4,975,000
4-5 years	6,300,000	6,284,250
Thereafter	11,038,849	10,897,500

	$22,338,849	22,156,750

The Company’s investment in Federal Home Loan Bank stock was $14,842,500 and $13,610,000 at September 30, 2004 and 2003, respectively. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment in Federal Home Loan Bank stock is carried at cost because it is considered a restricted stock investment. The investment in Federal Home Loan Bank stock was not considered impaired at September 30, 2004 and 2003.

Proceeds from sales of investment securities during 2004 and 2002 were $13,777,721 and $22,162,639, respectively. There were no sales in 2003. Gross gains of $8,486 and $129,068 were realized on those sales for 2004 and 2002, respectively, and gross realized losses on sales of investment securities for 2004 and 2002 were $0 and $1,565,121, respectively.

Investment securities available for sale that have been in a continuous unrealized loss position for less than 12 months follow:

Amortized cost	Gross unrealized losses	Estimated fair value
$18,302,080	(95,330)	18,206,750

Investment securities available for sale that have been in a continuous unrealized loss position for 12 months or greater are as follows:

Amortized cost	Gross unrealized losses	Estimated fair value
$4,036,769	(86,769)	3,950,000

Investment securities with an aggregate carrying amount of $18,206,750 and $19,891,948 at September 30, 2004 and 2003, respectively, were pledged to collateralize Federal Home Loan Bank advances and securities sold under agreements to repurchase.

F-18	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Proceeds from the sale of Freddie Mac common stock during 2004 and 2003 were $2,186,107 and $804,555, respectively. There were no sales in 2002. Gross gains of $2,113,336 and $773,368 were realized on those sales for 2004 and 2003, respectively.

(6)	Mortgage-Backed Securities and Collateralized Mortgage Obligations

Mortgage-backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$129,953,880	1,338,753	(640,678)	131,933,311
GNMA certificates	19,876,161	321,101	(27,600)	20,224,862
FHLMC certificates	9,851,814	65,828	(15,898)	9,933,540
Collateralized mortgage obligations:
FNMA	72,589,464	34,162	(1,501,184)	74,124,810
FHLMC	92,025,883	207,358	(589,367)	92,822,608
GNMA	1,510,364	—	(944)	1,511,308
Other	52,840,147	573,916	(56,553)	53,470,616

	$378,647,713	2,541,118	(2,832,224)	384,021,055

	September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$89,364,541	1,223,688	(180,269)	90,768,498
GNMA certificates	14,531,391	387,325	—	14,918,716
FHLMC certificates	13,378,196	2,125	(113,799)	13,494,120
Collateralized mortgage obligations:
FNMA	136,101,123	142,161	(2,723,134)	138,966,418
FHLMC	86,818,483	121,579	(872,118)	87,812,180
Other	56,441,159	159,496	(349,659)	56,950,314

	$396,634,893	2,036,374	(4,238,979)	402,910,246

F-19	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations during 2004, 2003, and 2002 were $104,608,929, $8,253,369, and $136,845,298, respectively. Gross gains of $684,549, $107,038, and $785,965 and gross losses of $577,774, $0, and $166,135 were realized on those sales for 2004, 2003, and 2002, respectively.

Mortgage-backed securities and collateralized mortgage obligations with an aggregate carrying amount of $321,023,333 and $335,955,405 at September 30, 2004 and 2003, respectively, were pledged to secure Federal Home Loan Bank advances and to collateralize securities sold under agreements to repurchase.

The following table shows additional information related to the collateralized mortgage obligations held by the Company:

	September 30, 2004
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$115,494,808	2.69 years	4.11%	$(1,549,867)
Variable rate	102,138,438	4.46 years	2.71	217,255

Total	$217,633,246	3.52 years	3.46%	$(1,332,612)

	September 30, 2003
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$103,123,995	1.71 years	3.28%	$(3,179,137)
Variable rate	172,715,095	6.52 years	2.18	(342,538)

Total	$275,839,090	5.43 years	2.59%	$(3,521,675)

The weighted average lives and yields in the above table are based on the average life utilizing the previous three months of prepayment speeds from September 30, 2004 and 2003, respectively. Different prepayment assumptions may result in different average lives and thus different yields.

F-20	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Mortgage-backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for less than 12 months are as follows:

	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$64,057,251	(640,678)	63,416,573
GNMA certificates	8,684,062	(27,600)	8,656,462
FHLMC certificates	2,177,437	(4,606)	2,172,831
Collateralized mortgage obligations:
FNMA	34,500,315	(182,480)	34,317,835
GNMA	1,510,364	(944)	1,509,420
FHLMC	42,019,798	(222,509)	41,797,289
Other	4,700,228	(24,350)	4,675,878

	$157,649,455	(1,103,167)	156,546,288

Mortgage-backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for greater than 12 months are as follows:

	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates	$3,183,478	(11,292)	3,172,186
Collateralized mortgage obligations:
FNMA	34,292,524	(1,318,704)	32,973,820
FHLMC	11,004,034	(366,858)	10,637,176
Other	4,976,268	(32,203)	4,944,065

	$53,456,304	(1,729,057)	51,727,247

(7)	Derivative Instruments

During 2003, the Company initiated a covered call program on its Freddie Mac common stock. The Company sold a total of 326,500 options during 2003 of which 165,000 options expired or were bought back by the Company, and of which 15,000 were exercised by the holder. At no time during 2003 did the Company have more than 250,000 options outstanding.

During 2004, the Company sold a total of 567,900 options, of which 594,200 options expired or were bought back by the Company and 35,000 were exercised by the holder. At no time during 2004 did the Company have more than 400,000 options outstanding.

F-21	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The covered call options written on Freddie Mac common stock are derivative instruments as defined by SFAS No. 133 and as such are recorded at fair value. The Company does not account for the options as hedges and as a result the change in fair value is recorded in the consolidated statement of income. At September 30, 2004 and 2003, 85,200 and 146,500 options were outstanding with a fair value of $92,654 and $87,935, respectively, included in other liabilities.

(8)	Loans Receivable

Loans receivable are summarized as follows:

	September 30
	2004	2003
1-4 family residential real estate mortgage	$142,249,868	133,305,460
Commercial real estate	119,618,117	111,188,786
Commercial	20,628,156	21,633,914
Real estate construction	34,834,682	26,530,498
Consumer and other	19,579,417	19,672,561
Undisbursed proceeds of loans in process	(13,363,366)	(12,454,021)

Loans receivable, net of undisbursed proceeds of loans in process	323,546,874	299,877,198
Less:
Unamortized loan origination fees, net	773,461	544,202
Allowance for loan losses	6,622,597	6,779,576

	$316,150,816	292,553,420

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $36,877,285, $50,477,309, and $95,879,380 at September 30, 2004, 2003, and 2002, respectively.

Loans to certain executive officers, directors, and their associates totaled $1,496,440 and $418,666 at September 30, 2004 and 2003, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during 2004 with respect to such aggregate loans to these individuals and their associates and affiliated companies:

Balance at September 30, 2003	$418,666
New loans	1,320,500
Repayments	242,726

Balance at September 30, 2004	$1,496,440

F-22	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

At September 30, 2004 and 2003, the Company had $5,865,057 and $5,123,917, respectively, of nonaccrual loans. The following is a summary of interest income relating to nonaccrual loans for the years ended September 30, 2004, 2003, and 2002.

	2004	2003	2002
Interest income at contractual rates	$450,906	468,007	262,125
Interest income actually recorded	(206,882)	(331,571)	(213,210)

Reduction of interest income	$244,024	136,436	48,915

The following is a summary of transactions in the allowance for loan losses:

	2004	2003	2002
Balance at beginning of year	$6,779,576	5,179,048	5,289,778
Allowance acquired in business combination	—	2,177,369	—
Loans charged off	(650,377)	(1,044,152)	(816,074)
Recoveries on loans previously charged off	463,398	442,311	455,344
Provision for loan losses charged to operations	30,000	25,000	250,000

Balance at end of year	$6,622,597	6,779,576	5,179,048

At September 30, 2004, 2003, and 2002, pursuant to the definition within SFAS No. 114, the Company had impaired loans of approximately $3,876,000, $2,220,000, and $2,113,000, respectively. There were specific allowances attributable to impaired loans at September 30, 2004, 2003, and 2002 of $22,000, $0, and $0, respectively.

The average recorded investment in impaired loans for the years ended September 30, 2004, 2003, and 2002 was approximately $3,048,000, $2,167,000, and $1,405,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2004, 2003, and 2002, was not significant.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2004 and 2003 is as follows:

	2004	2003
Financial instruments whose contract amounts represent credit risk – commitments:
Mortgage loans	$6,080,537	11,989,625
Open-end consumer loans	9,579,913	8,686,462
Open-end commercial loans	17,143,918	6,087,590
Construction loans	13,363,366	12,454,021

Total commitments	$46,167,734	39,217,698

The Company was also committed to sell loans of approximately $431,537 and $88,500 at September 30, 2004 and 2003, respectively.

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

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2004 and 2003:

	Amount	Range of rates
September 30, 2004	$1,189,537	5.25-7.00%
September 30, 2003	10,630,150	5.25-7.00%

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2004 and 2003, adjustable rate mortgage loans with interest rate caps and floors amounted to $49,317,000 and $55,819,000, respectively.

(9)	Real Estate Owned

At September 30, 2004 and 2003, real estate owned is summarized as follows:

	2004	2003
Real estate acquired through foreclosure	$452,671	683,577

F-24	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(10)	Accrued Interest and Dividends Receivable

At September 30, 2004 and 2003, accrued interest and dividends receivable are summarized as follows:

	2004	2003
Loans	$1,389,502	1,405,339
Mortgage-backed securities and collateralized mortgage obligations	1,335,026	1,405,408
Investment securities	151,945	280,125
Other	127,751	109,240

	$3,004,224	3,200,112

(11)	Premises and Equipment

Premises and equipment at September 30, 2004 and 2003 is summarized as follows:

	2004	2003
Land	$4,830,576	3,601,947
Buildings and improvements	6,663,305	6,890,774
Furniture, fixtures, and equipment	3,077,600	3,910,989
Construction in progress	1,132,412	335,400

	15,703,893	14,739,110
Less accumulated depreciation	4,508,123	5,356,216

	$11,195,770	9,382,894

(12)	Mortgage Servicing Rights

Activity in mortgage servicing rights (which are included in other assets) for the years ended September 30, 2004, 2003, and 2002 consists of the following:

	2004	2003	2002
Balance at beginning of year	$263,222	591,900	815,984
Capitalized during the year	—	—	5,795
Amortization expense	(150,930)	(328,678)	(229,879)

Balance at end of year	$112,292	263,222	591,900

There was no valuation allowance at September 30, 2004, 2003, and 2002.

F-25	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(13)	Investment in Limited Partnership

During 1997, the Company purchased an interest in a limited partnership, which was formed to acquire mortgage servicing rights, for $5,000,000. The Company was allocated approximately 21% of the respective earnings or losses of this partnership. As discussed in note 1, the Company used the equity method of accounting for its investment in this limited partnership. Accordingly, the Company recognized equity in the net losses of the limited partnership of $106,746 during 2003 and $564,164 during 2002. At September 30, 2004 and 2003, the Company’s carrying value in this investment was zero.

Financial information (unaudited), including the balance sheet as of September 30, 2003 and the income statements for the years ended September 30, 2003 and 2002 for the partnership, was as follows:

2003
Cash	$466,646
Accounts receivable	1,278,471
Mortgage servicing rights, net	604,385
Other assets, primarily current	720,498

$3,070,000

Long-term debt	$3,070,000
Other liabilities	—
Partners’ capital:
CharterBank	—
Other partners	—

$3,070,000

	Years ended September 30
	2003	2002
Revenues	$597,566	2,097,144
Expenses	1,115,122	4,832,485

Net loss	$(517,556)	(2,735,341)

CharterBank’s equity in net loss	$(106,746)	(564,164)

F-26	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(14)	Deposits

At September 30, 2004 and 2003, deposits are summarized as follows:

	2004			2003
	Amount	Range of interest rates	Weighted average interest rate	Amount	Range of interest rates	Weighted average interest rate
Demand, NOW, and money market accounts	$114,369,765	0.00-2.00%	0.90%	$84,126,615	0.00-1.64%	0.58%
Savings deposits	14,979,726	0.25-4.50	0.25	15,419,473	0.00-4.50	0.30
Time deposits by original term:
Time deposits over $100,000	36,555,804	0.00-8.25	3.04	46,220,957	0.96-8.00	3.04
Other time deposits:
12 months or less	78,335,634	1.01-8.00	2.37	96,191,722	0.84-7.50	2.32
13-36 months	26,260,787	1.21-7.13	3.46	27,809,364	1.05-8.00	3.80
37 months or more	9,072,993	1.65-6.97	3.73	9,617,577	1.20-5.54	4.29

Total deposits	279,574,709		1.85%	279,385,708		1.95%

Accrued interest payable	410,963			502,606

	$279,985,672			$279,888,314

During 2004 and 2003, the Company pursued out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the credit union deposits was $34,111,447 and $42,180,547 and of the broker deposits was $100,000 and $7,556,601 at September 30, 2004 and 2003, respectively.

At September 30, 2004, scheduled maturities of time deposits are as follows:

Year ending September 30:
2005	$98,256,061
2006	21,457,344
2007	18,417,146
2008	5,734,906
2009	6,109,760
2010 and thereafter	250,001

$150,225,218

F-27	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Interest expense on deposits for the years ended September 30, 2004, 2003, and 2002 is summarized as follows:

	2004	2003	2002
Demand, NOW, and money market accounts	$836,509	611,164	524,784
Savings deposits	38,681	63,176	79,700
Time deposits	3,910,056	4,932,906	6,221,017

	$4,785,246	5,607,246	6,825,501

Deposits of certain officers, directors, and their associates totaled $588,828 and $621,331 at September 30, 2004 and 2003, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other persons.

(15)	Borrowings

At September 30, 2004 and 2003, borrowings are summarized as follows:

	2004	2003
Federal Home Loan Bank advances	$292,050,000	267,100,000
Securities sold under agreements to repurchase	100,739,000	121,341,220

	$392,789,000	388,441,220

Federal Home Loan Bank advances at September 30, 2004 and 2003 are summarized by year of maturity in the table below:

	2004			2003
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$40,050,000	2.15%	2.15%	$140,100,000	1.30-5.34%	2.40%
One to two years	25,000,000	2.97	2.97	—	—	—
Two to three years	75,000,000	2.62-3.68	3.18	—	—	—
Three to four years	25,000,000	2.87	2.87	—	—	—
Four to five years	—	—	—	—	—	—
Thereafter	127,000,000	5.40-6.22	5.75	127,000,000	5.40-6.22	5.75

	$292,050,000		4.11%	$267,100,000		3.99%

At September 30, 2004, the Company has pledged, under a blanket floating collateral lien with the Federal Home Loan Bank (FHLB), all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $111,908,793, certain commercial loans with unpaid principal balances totaling $17,686,082, and certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair value of $233,455,629.

F-28	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The Company has $40,050,000 in adjustable rate advances and $252,000,000 in fixed rate advances from the FHLB at September 30, 2004. As of September 30, 2004, the Company’s fixed rate FHLB advances include $97,000,000 of advances that are callable by the FHLB under certain circumstances.

At September 30, 2004, the Company had available line of credit commitments with the FHLB totaling $373,288,929 of which $292,050,000 was advanced and $81,238,929 was available at September 30, 2004.

The securities sold under agreements to repurchase are secured by certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate fair value of $105,774,454 and $150,187,501 at September 30, 2004 and 2003, respectively. All securities sold under the agreements to repurchase are under the Company’s control. The repurchase agreements at September 30, 2004 and 2003 have maturities of less than 45 days, and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian. The aggregate carrying amount of such securities sold under the agreements to repurchase exceeded the amount of repurchase liabilities by $5,035,454 at September 30, 2004.

The following summarizes pertinent data related to securities sold under the agreements to repurchase for the years ended September 30, 2004, 2003, and 2002:

	2004	2003	2002
Weighted average borrowing rate at year-end	1.81%	1.26%	2.06%
Weighted average borrowing rate during the year	1.28	1.58	2.21
Average daily balance during year	$132,622,831	108,497,899	107,076,110
Maximum month-end balance during the year	150,710,000	133,608,000	158,727,000

Interest expense on borrowings for the years ended September 30, 2004, 2003, and 2002 is summarized as follows:

	2004	2003	2002
Securities sold under agreements to repurchase	$1,697,549	1,718,641	2,369,757
Federal Home Loan Bank advances	10,585,228	11,479,956	12,649,539

	$12,282,777	13,198,597	15,019,296

F-29	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(16)	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2004, 2003, and 2002 consists of:

	2004	2003	2002
Federal:
Current	$1,921,934	6,175	940,638
Deferred	475,495	64,747	(613,127)

Total Federal tax expense	2,397,429	70,922	327,511

State:
Current	416,883	(174,691)	230,326
Deferred	35,790	186,312	(73,394)

Total state tax expense	452,673	11,621	156,932

	$2,850,102	82,543	484,443

The difference between the actual total provision for Federal and state income taxes and Federal income taxes computed at the statutory rate of 34% for the years ended September 30, 2004, 2003, and 2002, is summarized as follows:

	2004	2003	2002
Computed “expected” tax expense	$3,762,909	1,079,105	1,150,757
Increase (decrease) in tax expense resulting from:
Dividends received deduction	(1,248,374)	(1,012,874)	(799,570)
State income taxes, net of Federal tax effect	298,764	7,670	103,575
Tax-exempt income of subsidiary	—	(109,103)	(108,783)
Change in the deferred tax asset valuation allowance	—	(69,190)	69,190
Market value appreciation of ESOP shares	90,248	117,091	154,776
Other, net	(53,445)	69,844	(85,502)

	$2,850,102	82,543	484,443

The effective tax rate for the years ended September 30, 2004, 2003, and 2002 was 25.75%, 2.60%, and 14.31%, respectively.

F-30	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,596,956	1,605,909
Interest on nonaccrual loans	96,168	101,785
Deferred compensation	859,564	684,968
Investment in limited partnership	57,513	393,208
Real estate acquired through foreclosure	145,984	170,235
Net operating loss carryforward	—	306,755
Alternative minimum tax credit carryforward	418,401	501,819
Covered calls market adjustment for tax reporting	39,972	—
Other	27,046	96,553

Total gross deferred tax assets	3,241,604	3,861,232
Less valuation allowance	—	—

Net deferred tax assets	3,241,604	3,861,232

Deferred tax liabilities:
Deferred loan costs, net	480,886	434,891
Depreciation	274,989	128,458
Mortgage servicing rights	42,255	99,050
Investment securities market adjustment for tax reporting	606,310	816,881
Net unrealized holding gains on securities available for sale	113,385,345	90,490,299
Federal Home Loan Bank stock dividends	5,131	11,198
Other	49,349	76,785

Total gross deferred tax liabilities	114,844,265	92,057,562

Net deferred tax liabilities	$111,602,661	88,196,330

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2004.

F-31	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(17)	Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (Plan) which covers substantially all of its employees. Prior to January 1, 2002, the Company matched up to 50% of employee contributions to the Plan, up to 8% of employee compensation, and made additional discretionary contributions. Effective January 1, 2002, the Company terminated its match of employee contributions to the Plan. The Company made contributions to the Plan of $45,859 in 2002.

During 1996, the Company implemented a short-term incentive plan which covers substantially all employees. The Company also implemented a long-term incentive plan which covers key employees. For the years ended September 30, 2004, 2003, and 2002, the Company expensed $1,427,268, $1,024,324, and $361,066, respectively, related to the incentive plans.

During 2002, the Company adopted the 2001 Stock Option Plan (the 2001 Plan) which allows for stock option awards for up to 396,448 shares of the Company’s common stock to eligible directors and key employees of the Company. During 2003, the Company amended the 2001 Plan to allow for stock option awards for up to 707,943 shares. Under the provisions of the 2001 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, the options vest within five years or upon death, disability, or qualified retirement. All options must be exercised within a ten-year period. The Company may grant either incentive stock options, which qualify for special Federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Exercise price/share
Options outstanding – September 30, 2001	—	$—
Granted in 2002	152,000	29.26

Options outstanding – September 30, 2002	152,000	29.26
Granted in 2003	—	—

Options outstanding – September 30, 2003	152,000	29.26
Options exercised	(1,500)	29.26
Options forfeited	(1,000)	29.26
Granted in 2004	139,250	32.99

Options outstanding – September 30, 2004	288,750	$31.06

Options exercisable at end of year – September 30, 2002	—	$—
Options exercisable at end of year – September 30, 2003	35,200	29.26
Options exercisable at end of year – September 30, 2004	58,300	29.26

F-32	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The following table summarizes information about the options outstanding at September 30, 2004:

Number outstanding at September 30, 2004	Weighted average remaining contractual life in years	Exercise price per share	Weighted average exercise price per share
149,500	8	$29.26	$29.26
139,250	10	32.99	32.99

288,750			$31.06

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values for the years ended September 30, 2004 and 2002 as follows:

	2004	2002
Risk-free interest rate	4.34%	3.76%
Dividend yield	6.06%	3.00%
Expected life at date of grant	7 years	7 years
Volatility	22.00%	29.00%
Weighted average grant-date fair value	$4.00	$7.52

No options were granted during the year ended September 30, 2003.

During 2002, the Company implemented a benefit restoration plan (Benefit Plan) which covers the chief executive officer of the Company and any employees of the Company who are designated as eligible to participate in the Benefit Plan by resolution of the board of directors of the Company. The Benefit Plan restores the benefits in tax-qualified plans that are limited by the Internal Revenue Code. Also, in the case of a participant who retires before the repayment in full of a loan to the Employee Stock Ownership Plan, the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The participant in the Benefit Plan is entitled to contributions to the Benefit Plan upon termination of service, attainment of age 55, retirement or death. The Company expensed $97,664, $62,949, and $137,894 related to the Benefit Plan during the years ended September 30, 2004, 2003, and 2002, respectively.

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

In July 2002, the Company granted as restricted stock awards 133,240 shares. Such common shares had a fair value of $27.60 per share at date of grant which aggregated $3,678,445 in fair value. Vesting in the

F-33	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

shares in the 2002 grant is 20% per year for each year of service with full vesting after five years of service or upon death, disability, or qualified retirement. In July 2004, the Company granted as restricted stock awards 77,598 shares of the 283,177 shares reserved for the plan to eligible employees and directors of the Company, as defined by the Retention Plan. Such common shares had a fair value of $32.99 per share at date of grant which aggregated $2,559,958 in fair value. Vesting in the shares in the 2004 grant is at years 2008 through 2013 or upon death, disability, or qualified retirement.

The Company expensed $1,054,738, $1,637,177, and $433,283 related to the Retention Plan during the years ended September 30, 2004, 2003, and 2002, respectively, and will continue to record compensation over the vesting period. As of September 30, 2004 and 2003, the grantor trust had purchased all of the stock approved for the Plan and the trust holds 227,031 shares of the Company’s common stock which are disclosed as treasury shares in the consolidated balance sheet until such shares are vested in the Retention Plan.

During 2002, the Company implemented the Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. During the stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $439,999, $675,701, and $1,021,461 related to the ESOP during the years ended September 30, 2004, 2003, and 2002, respectively. The Company committed to be allocated 16,500 shares, 17,000 shares, and 33,704 shares to participants in the plan during the years ended September 30, 2004, 2003, and 2002, respectively. At September 30, 2004, there were 4,945 shares in suspense in the ESOP, representing shares which were not allocated to participants resulting from additional principal payments made by the Company over the principal amount determined under the principal and interest allocation method.

(18)	Commitments and Contingent Liabilities

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operations.

F-34	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Future minimum lease payments for all leases of the Company are as follows:

2005	$83,620
2006	47,361
2007	44,292
2008	36,910
2009	—

$212,183

(19)	Fair Value of Financial Instruments

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

The following table presents the fair value at September 30, 2004 and 2003:

	2004	2003
Freddie Mac common stock	$300,430,200	242,904,000
U.S. Government agencies	22,156,750	12,892,135
Corporate debt	—	8,736,468
Mortgage-backed securities and collateralized
mortgage obligations	378,356,607	394,432,288
Federal Home Loan Bank stock	14,842,500	13,610,000

	$715,786,057	672,574,891

(c)	Loans Receivable

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

September 30, 2004 and 2003

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

The following table presents information for loans at September 30, 2004 and 2003:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
1-4 family residential real estate	$142,249,868	143,363,299	133,305,460	134,808,908
Commercial real estate	119,618,117	120,011,966	111,188,786	113,267,706
Commercial	20,628,156	20,611,295	21,633,914	21,700,390
Real estate construction	21,471,316	21,440,029	14,076,477	14,101,548
Consumer and other	19,579,417	19,603,789	19,672,561	19,823,050
Unamortized loan origination fees, net	(773,461)	(773,461)	(544,202)	(544,202)
Allowance for loan losses	(6,622,597)	(6,622,597)	(6,779,576)	(6,779,576)

	$316,150,816	317,634,320	292,553,420	296,377,824

Loans held for sale	$2,077,510	2,125,463	2,026,261	2,058,892

(d)	Mortgage Servicing Rights

The fair value of mortgage servicing rights approximates its carrying value due to the Company’s evaluation of the underlying loan portfolio and subsequent adjustment for loan prepayments and other market conditions.

F-36	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(e)	Deposits

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of September 30, 2004 and 2003. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information for deposits at September 30, 2004 and 2003:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Demand, NOW, and money market accounts	$114,369,765	114,369,765	84,126,615	84,126,615
Savings deposits	14,979,726	14,979,726	15,419,473	15,419,473
Time deposits	150,225,218	151,430,153	179,839,620	182,985,178

	$279,574,709	280,779,644	279,385,708	282,531,266

(f)	Borrowings

The fair value of the Company’s borrowings is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The following presents information for borrowings at September 30, 2004 and 2003:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Federal Home Loan Bank advances	$292,050,000	305,639,871	267,100,000	284,688,977
Securities sold under agreements to repurchase	100,739,000	100,739,000	121,341,220	121,341,220

	$392,789,000	406,378,871	388,441,220	406,030,197

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

September 30, 2004 and 2003

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

(20)	Regulatory Matters

The Company is required to maintain non-interest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2004 and 2003 to satisfy the regulatory requirement were $3,307,000 and $1,942,400, respectively.

Under Office of Thrift Supervision regulations, the Company is required to measure its interest rate risk and maintain the interest rate risk within limits the Company establishes. Based on its asset/liability structure at September 30, 2004, the Company’s earnings may be negatively impacted if interest rates increase or decrease significantly.

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

September 30, 2004 and 2003

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

As of September 30, 2004, the most recent notification from the OTS categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2004 which would affect CharterBank’s well-capitalized classification.

F-39	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The table of compliance with minimum capital requirements for CharterBank is presented below at September 30, 2004 and 2003 (in thousands):

	2004
	Tangible capital	Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity	$178,138	178,138	178,138	178,138
General valuation allowances	—	—	—	6,372
Allowable unrealized gains	—	—	—	65,936
Goodwill and other intangible assets	(5,954)	(5,954)	(5,954)	(5,954)
Accumulated other comprehensive income	(99,876)	(99,876)	(99,876)	(99,876)

Regulatory capital	$72,308	72,308	72,308	144,616

Total assets	$933,228	933,228	933,228	933,228
Regulatory total assets	764,610	764,610
Risk-weighted assets			509,668	509,668
Capital ratio	9.46%	9.46%	14.19%	28.37%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than	1.50%	3.00%	N/A	8.00%
Capital exceeding requirement	$60,839	49,370	N/A	103,843
Adequately capitalized or minimum FDICIA requirement equal to or greater than	N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	N/A	$41,724	51,921	103,843
Well capitalized, equal to or greater than	N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	N/A	$34,077	41,728	93,649

F-40	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

	2003
	Tangible capital	Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity	$151,127	151,127	151,127	151,127
General valuation allowances	—	—	—	6,016
Allowable unrealized gains	—	—	—	58,592
Goodwill and other intangible assets	(6,168)	(6,168)	(6,168)	(6,168)
Accumulated other comprehensive income	(78,602)	(78,602)	(78,602)	(78,602)

Regulatory capital	$66,357	66,357	66,357	130,965

Total assets	$889,640	889,640	889,640	889,640
Regulatory total assets	755,456	755,456
Risk-weighted assets			480,902	480,902
Capital ratio	8.78%	8.78%	13.80%	27.23%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than	1.50%	3.00%	N/A	8.00%
Capital exceeding requirement	$55,025	43,693	N/A	92,493
Adequately capitalized or minimum FDICIA requirement equal to or greater than	N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	N/A	$36,139	47,121	92,493
Well capitalized, equal to or greater than	N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	N/A	$28,584	37,503	82,875

(21)	Related Parties

During the years ended September 30, 2004, 2003, and 2002, the Company paid approximately $157,000, $111,000, and $140,000, respectively, in legal fees in the normal course of business to a law firm in which a partner is related to two board members.

The Company currently leases a branch facility and parking lot. The leases are from a partnership in which a Company executive and other related parties are partners. The facility lease expires July 31, 2008. The parking lot lease is presently being paid month-to-month. During each of the years ended September 30, 2004, 2003, and 2002, lease expense relating to these leases was $50,297.

F-41	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(22)	Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

Condensed Balance Sheets

	September 30
	2004	2003
Assets
Cash	$10,537,683	9,984,913
Interest-bearing deposits in other banks	708,506	586,608
Freddie Mac common stock	107,646,000	88,209,750
Investment in subsidiaries	195,781,600	165,194,160
Other assets	242,958	975,445

	$314,916,747	264,950,876

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses	$2,104,817	1,763,001
Deferred income taxes	40,311,693	32,828,793

Total liabilities	42,416,510	34,591,794

Stockholders’ equity:
Common stock, $0.01 par value; 19,823,905 and 19,822,405 shares issued in 2004 and 2003, respectively; 19,596,874 and 19,569,676 shares outstanding in 2004 and 2003, respectively	198,239	198,224
Additional paid-in capital	37,831,575	37,491,011
Treasury stock, at cost; 227,031 and 252,729 shares in 2004 and 2003, respectively	(7,059,824)	(7,836,234)
Unearned compensation – ESOP	(2,454,940)	(2,624,940)
Retained earnings	63,626,113	59,190,493
Accumulated other comprehensive income	180,359,074	143,940,528

Total stockholders’ equity	272,500,237	230,359,082

	$314,916,747	264,950,876

F-42	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Condensed Statements of Income

	Years ended September 30,
	2004	2003	2002
Income:
Interest income	$288,989	308,107	298,874
Dividend income	1,929,930	1,700,000	1,462,616
Dividend received from Bank	—	2,500,000	—
Gain on sale of Freddie Mac common stock	2,113,336	773,368	—
Write-off of investment	(200,000)	—	—
Other income	118,929	51,975	463

Total operating income	4,251,184	5,333,450	1,761,953

Expenses:
Salaries and employee benefits	730,481	643,789	333,584
Occupancy	16,819	16,929	14,925
Legal and professional	224,387	294,190	320,798
Marketing	152,600	166,631	51,641
Other	37,465	71,534	46,347

Total operating expenses	1,161,752	1,193,073	767,295

Income before income taxes	3,089,432	4,140,377	994,658
Income tax expense	655,755	169,882	112,555

Income before equity in undistributed net income of subsidiaries	2,433,677	3,970,495	882,103
Equity in undistributed net income (distributions in excess of net income) of subsidiaries	5,783,599	(879,201)	2,018,032

Net income	$8,217,276	3,091,294	2,900,135

F-43	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Condensed Statements of Cash Flows

	Years ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$8,217,276	3,091,294	2,900,135
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Freddie Mac common stock	(2,113,336)	(773,368)	—
Deferred tax benefit	(47,582)	(233,834)	(85,812)
(Equity in undistributed net income) distributions in excess of net income of subsidiaries	(5,783,599)	879,201	(2,018,032)
Allocation of ESOP common stock	170,000	39,599	507,041
Decrease (increase) in other assets	732,487	(616,162)	(359,283)
Increase in other liabilities	1,051,081	1,813,887	789,479

Net cash provided by operating activities	2,226,327	4,200,617	1,733,528

Cash flows from investing activities:
Proceeds from the sale of Freddie Mac common stock	2,186,107	804,555	—
Proceeds of common stock investment in subsidiary	—	—	(18,609,699)

Net cash (used in) provided by investing activities	2,186,107	804,555	(18,609,699)

Cash flows from financing activities:
Stock options exercised	43,890	—	—
Issuance of common stock in stock offering	—	—	34,047,819
Purchase of common stock for treasury	—	(8,716,146)	(29,930)
Dividends paid	(3,781,656)	(2,125,525)	(733,698)

Net cash (used in) provided by financing activities	(3,737,766)	(10,841,671)	33,284,191

Net increase (decrease) in cash	674,668	(5,836,499)	16,408,020
Cash and cash equivalents at beginning of period	10,571,521	16,408,020	—

Cash and cash equivalents at end of period	$11,246,189	10,571,521	16,408,020

Supplemental disclosures of cash flow information:
Income taxes paid	$714,681	322,150	147,500
Capital contribution from parent in the form of net assets	—	—	236,915,825
Grant of common stock under stock benefit plans	709,265	840,365	—

F-44	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

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

September 30, 2004 and 2003

(23)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains (losses) on investment and mortgage securities available for sale in stockholders’ equity. The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended September 30, 2004, 2003, and 2002.

	Pretax amount	Tax effect	After tax amount
2004:
Net unrealized holding gains on investment and mortgage securities available for sale arising during the year	$61,542,189	(23,755,285)	37,786,904
Less reclassification adjustment for net gains realized in net income	2,228,597	(860,239)	1,368,358

Other comprehensive income	$59,313,592	(22,895,046)	36,418,546

2003:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(18,696,407)	7,216,813	(11,479,594)
Less reclassification adjustment for net gains realized in net income	880,406	(339,837)	540,569

Other comprehensive loss	$(19,576,813)	7,556,650	(12,020,163)

2002:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(41,364,833)	15,966,825	(25,398,008)
Less reclassification adjustment for net losses realized in net income	(816,223)	315,062	(501,161)

Other comprehensive loss	$(40,548,610)	15,651,763	(24,896,847)

F-46	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(24)	Condensed Balance Sheet of First Charter, MHC

The following represents the condensed balance sheets of First Charter, MHC:

	September 30
	2004	2003
Assets:
Cash and cash equivalents	$196,957	325,947
Freddie Mac common stock	26,096,000	20,940,000
Investment in Charter Financial Corporation	218,000,189	184,287,266
Other assets	3,128	2,667

Total assets	$244,296,274	205,555,880

Liabilities:
Deferred income taxes	$9,853,197	7,862,971
Other liabilities	46,389	57,255

Total liabilities	9,899,586	7,920,226

Equity:
Contributed capital	11,600,381	10,570,790
Retained earnings	62,835,829	59,405,006
Accumulated other comprehensive income	159,960,478	127,659,858

Total equity	234,396,688	197,635,654

Total liabilities and equity	$244,296,274	205,555,880

F-47	(Continued)