Form 10-K/A
period 2004-09-30
CHARTER FINANCIAL CORP/GA
filed 2005-01-28
CIK 1136796

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004 was $142,398,337 based on the per share closing price as of March 31, 2004 on the Nasdaq National Market for the registrant’s common stock, which was $39.37.

There were 19,823,905 shares of the registrant’s common stock, $.01 par value per share outstanding at November 23, 2004.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 that was originally filed with the Securities and Exchange Commission on December 14, 2004 is being filed solely to correct certain typographical errors contained in (i) the table summarizing investment securities available for sale at September 30, 2003 contained in Note 5 to the Consolidated Financial Statements for the Company and subsidiaries; and (ii) the table summarizing mortgage-backed securities and collateralized mortgage obligations available for sale at September 30, 2004 and 2003 contained in Note 6 to the Consolidated Financial Statements for the Company and subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(5)	Investment Securities

Investment securities available for sale are summarized as follows:

	September 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,212,574	294,217,626	—	300,430,200

Other:
U.S. Government agencies	$22,338,849	—	(182,099)	22,156,750

	September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,285,345	236,618,655	—	242,904,000

Other:
U.S. Government agencies	$12,981,472	57,457	(146,794)	12,892,135
Corporate debt	8,632,364	106,057	(1,953)	8,736,468

	$21,613,836	163,514	(148,747)	21,628,603

17	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Proceeds from the sale of Freddie Mac common stock during 2004 and 2003 were $2,186,107 and $804,555, respectively. There were no sales in 2002. Gross gains of $2,113,336 and $773,368 were realized on those sales for 2004 and 2003, respectively.

(6)	Mortgage-Backed Securities and Collateralized Mortgage Obligations

Mortgage-backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$129,953,880	1,338,753	(640,678)	130,651,955
GNMA certificates	19,876,161	321,101	(27,600)	20,169,662
FHLMC certificates	9,851,814	65,828	(15,898)	9,901,744
Collateralized mortgage obligations:
FNMA	72,589,464	34,162	(1,501,184)	71,122,442
FHLMC	92,025,883	207,358	(589,367)	91,643,874
GNMA	1,510,364	—	(944)	1,509,420
Other	52,840,147	573,916	(56,553)	53,357,510

	$378,647,713	2,541,118	(2,832,224)	378,356,607

	September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$89,364,541	1,223,688	(180,269)	90,407,960
GNMA certificates	14,531,391	387,325	—	14,918,716
FHLMC certificates	13,378,196	2,125	(113,799)	13,266,522
Collateralized mortgage obligations:
FNMA	136,101,123	142,161	(2,723,134)	133,520,150
FHLMC	86,818,483	121,579	(872,118)	86,067,944
Other	56,441,159	159,496	(349,659)	56,250,996

	$396,634,893	2,036,374	(4,238,979)	394,432,288

19	(Continued)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as a part of this report:

Notes 5 and 6 to the Consolidated Financial Statements of the Company and subsidairies.

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2005.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K/A, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ John W. Johnson, Jr. John W. Johnson, Jr.	Chairman of the Board	January 12, 2005

/s/ Robert L. Johnson Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	January 12, 2005

/s/ David Z. Cauble, III David Z. Cauble, III	Director	January 12, 2005

/s/ Jane W. Darden Jane W. Darden	Director	January 12, 2005

/s/ William B. Hudson William B. Hudson	Director	January 12, 2005

/s/ Thomas M. Lane Thomas M. Lane	Director	January 12, 2005

/s/ David L. Strobel David L. Strobel	Director	January 12, 2005

/s/ Curtis R. Kollar Curtis R. Kollar	Chief Financial Officer, Vice President and Treasurer (principal accounting officer)	January 12, 2005