Form 10-Q
period 2004-12-31
CHARTER FINANCIAL CORP/GA
filed 2005-02-09
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 28, 2005, the registrant had 19,830,705 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,972,781 shares were held by the public and directors, officers and employees of the registrant.

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2004 and September 30, 2004

(unaudited)

	December 31, 2004	September 30, 2004
Assets

Cash and amounts due from depository institutions	$10,695,661	10,128,105
Interest-bearing deposits in other financial institutions	2,691,198	2,243,124

Cash and cash equivalents	13,386,859	12,371,229

Loans held for sale, market value of $1,351,007 and $2,125,463 at December 31, 2004 and September 30, 2004, respectively	1,335,634	2,077,510
Freddie Mac common stock	336,624,750	300,430,200
Mortgage-backed securities and collateralized mortgage obligations available for sale	405,834,733	378,356,607
Other investment securities available for sale	13,902,781	22,156,750
Federal Home Loan Bank stock	15,852,600	14,842,500

Loans receivable	324,437,915	323,546,874
Unamortized loan origination fees, net	(778,236)	(773,461)
Allowance for loan losses	(6,409,690)	(6,622,597)

Loans receivable, net	317,249,989	316,150,816

Real estate owned	606,685	452,671
Accrued interest and dividends receivable	3,122,253	3,004,224
Premises and equipment, net	11,900,735	11,195,770
Intangible assets, net of amortization	5,903,526	5,954,119
Other assets	1,507,894	1,208,622

Total assets	$1,127,228,439	1,068,201,018

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$270,240,977	279,574,709
Borrowings	422,598,000	392,789,000
Advance payments by borrowers for taxes and insurance	540,995	1,189,587
Deferred income taxes	125,844,292	111,602,661
Other liabilities	17,778,019	10,544,824

Total liabilities	837,002,283	795,700,781

Stockholders’ Equity:
Common stock, $0.01 par value; 19,825,805 and 19,823,905 shares issued at December 31, 2004 and September 30, 2004, respectively; 19,598,774 and 19,596,874 shares outstanding at December 31, 2004 and September 30, 2004, respectively	198,258	198,239
Additional paid-in capital	37,887,150	37,831,575
Treasury stock, at cost; 227,031 and 227,031 shares at December 31, 2004 and September 30, 2004	(7,059,824)	(7,059,824)
Unearned compensation - ESOP	(2,454,940)	(2,454,940)
Retained earnings	58,642,653	63,626,113
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	203,012,859	180,359,074

Total stockholders’ equity	290,226,156	272,500,237

Total liabilities and stockholders’ equity	$1,127,228,439	1,068,201,018

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Months Ended December 31, 2004 and 2003

(unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Interest and dividend income:
Loans receivable	$4,939,800	4,455,439
Mortgage-backed securities and collateralized mortgage obligations	4,080,860	3,597,359
Equity securities	1,521,896	1,321,523
Debt securities	117,171	80,803
Interest-bearing deposits in other financial institutions	19,635	14,275

Total interest and dividend income	10,679,362	9,469,399

Interest expense:
Deposits	1,300,029	1,243,855
Borrowings	3,739,715	3,049,199

Total interest expense	5,039,744	4,293,054

Net interest income	5,639,618	5,176,345
Provision for loan losses	—	30,000

Net interest income after provision for loan losses	5,639,618	5,146,345

Noninterest income:
Gain on sale of loans and servicing released loan fees	233,001	242,153
Service charges on deposit accounts	670,472	562,848
Gain on sale of Freddie Mac common stock	2,576,777	532,742
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	22,340	43,038
Loan servicing fees	61,599	31,968
(Loss) Gain on operations of covered call program	(365,829)	59,231
Brokerage commissions	90,994	68,997
Other	2,749	6,121

Total noninterest income	3,292,103	1,547,098

Noninterest expenses:
Salaries and employee benefits	2,789,994	2,546,777
Occupancy	692,102	659,875
Legal and professional	236,894	265,373
Marketing	171,042	190,420
Furniture and equipment	195,128	123,107
Postage, office supplies, and printing	117,692	125,872
Federal insurance premiums and other regulatory fees	56,100	53,856
Net (income) cost of operations of real estate owned	(2,995)	8,349
Deposit premium amortization expense	50,593	57,543
Other	294,417	368,387

Total noninterest expenses	4,600,967	4,399,559

Income before income taxes	4,330,754	2,293,884

Income tax expense	1,406,638	578,133

Net income	$2,924,116	1,715,751

Basic and diluted net income per share	$0.15	0.09

Weighted average number of common shares outstanding	19,506,259	19,410,159

Weighted average number of common and common equivalent shares outstanding	19,578,844	19,436,341

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 30, 2004 and 2003

(unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Cash flows from operating activities:
Net income	$2,924,116	1,715,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30,000
Depreciation and amortization	233,290	238,278
Allocation of ESOP common stock	88,039	103,542
Deferred income tax (benefit)	—	(51,018)
Amortization of premiums and discounts, net	105,432	216,655
Gain on sale of loans	(233,001)	(242,153)
Proceeds from sale of loans	8,417,361	8,474,263
Originations and purchases of loans held for sale	(7,442,484)	(6,928,964)
Gain on sale of Freddie Mac common stock	(2,576,777)	(532,742)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(22,340)	(43,038)
Provision for credit for allowance in other real estate owned	(8,701)	(3,480)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(118,029)	353,607
(Increase) decrease in other assets	(319,096)	305,036
Increase (decrease) in other liabilities	(762,420)	(1,955,567)

Net cash provided by operating activities	285,390	1,680,170

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	4,717,289	45,623,663
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	40,346,869	59,966,379
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(72,008,189)	(119,509,948)
Proceeds from sale of other investment securities available for sale	8,300,000	10,519,236
Proceeds from sale of Freddie Mac common stock	2,614,425	552,494
Proceeds from maturities of other securities available for sale	—	7,000,000
Purchase of FHLB stock	(3,698,600)	(2,315,000)
Proceeds from redemption of FHLB stock	2,688,500	3,296,200
Net (increase) decrease in loans receivable, exclusive of loan sales	(1,509,892)	(7,226,247)
Proceeds from sale of real estate owned	265,406	60,030
Purchases of premises and equipment, net of dispositions	(867,839)	(338,701)

Net cash used in investing activities	(19,152,031)	(2,371,894)

Cash flows from financing activities:
Stock options exercised	55,594	—
Net decrease in deposits	(9,333,731)	(8,066,519)
Proceeds from Federal Home Loan Bank advances	121,650,000	225,175,000
Principal payments on advances from Federal Home Loan Bank	(101,800,000)	(243,700,000)
Proceeds from other borrowings	414,681,000	454,983,900
Principal payments on other borrowings	(404,722,000)	(425,658,120)
Net decrease in advance payments by borrowers for taxes and insurance	(648,592)	(597,549)

Net cash provided by financing activities	19,882,271	2,136,712

Net increase in cash and cash equivalents	1,015,630	1,444,988

Cash and cash equivalents at beginning of period	12,371,229	11,920,489

Cash and cash equivalents at end of period	$13,386,859	13,365,477

Supplemental disclosures of cash flow information:
Interest paid	$5,269,914	4,325,845

Income taxes paid	$433,113	105,973

Financing activities:
Real estate acquired through foreclosure of loans receivable	$410,718	41,935

See accompanying notes to the unaudited consolidated financial statements.

Charter Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

Charter Financial Corporation (“Charter Financial”), a federally chartered corporation, was organized on October 16, 2001 by CharterBank (“Bank”) in connection with the reorganization of the Bank from a federal mutual savings and loan association into a two-tiered mutual holding company structure, as described more fully in Note 2.

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company (which was liquidated into Charter Financial as of December 31, 2004), as of December 31, 2004 and September 30, 2004, and for the three-month periods ended December 31, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended December 31, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2004.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Basic:
Net income	$2,924,116	$1,715,751
Weighted average number of common shares outstanding	19,506,259	19,410,159
Basic earnings per share	$0.15	$0.09

Diluted:
Net income	$2,924,116	$1,715,751
Weighted average number of common and common equivalent shares outstanding	19,578,844	19,436,341
Diluted earnings per share	$0.15	$0.09

(4) Comprehensive Income

The primary component of other comprehensive income for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income for the three months ended December 31, 2004 and 2003.

	Three Months Ended December 31,
	2004	2003
Total comprehensive income	$25,577,901	$19,074,147

Change in net unrealized holding gains on securities, net of income taxes	22,653,785	17,358,396

Net income	$2,924,116	$1,715,751

(5) Stock-Based Compensation

During 2003, the Company amended the 2001 Stock Option Plan (the “Plan”) to allow for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At December 31, 2004, the Company had granted 291,250 options under the Plan, of which 3,400 have been exercised and 1,250 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Net income, as reported	$2,924,116	$1,715,751
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(59,787)	(59,512)

Pro forma net income	$2,864,329	$1,656,239

Earnings per share:
Basic – as reported	$0.15	$0.09
Basic – pro forma	$0.15	$0.09

Diluted – as reported	$0.15	$0.09
Diluted – pro forma	$0.15	$0.09

As no options have been granted since September 30, 2004, please see note number 17 in our 10K for the assumptions used in the evaluation for the options outstanding.

(6) Intangible Assets, Net

Intangible assets, net include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. as follows:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

At December 31, 2004 and September 30, 2004, other intangible assets are summarized as follows:

	December 31, 2004	September 30, 2004
Deposit premium	$1,975,941	1,975,941
Less accumulated amortization	397,697	347,104

	$1,578,244	1,628,837

The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $50,593 and $57,543 for the three months ended December 31, 2004 and 2003, respectively.

(7) Derivative Instruments – Covered Call Program

At December 31, 2004, the Company had covered call options on Freddie Mac common stock outstanding on 247,700 shares for which it received $292,611 in premium. At December 31, 2004 and September 30, 2004, the fair value of the options outstanding were $609,973 and $92,654, respectively, which at December 31, 2004 included a mark-to-market loss of $317,362 and deferred income of $292,611 and at September 30 included a mark-to-market gain of $105,190 and deferred income of $197,844. The Company has recorded the unrealized loss and gain in the income statement as the derivative instruments are not accounted for as hedges. The mark to market loss or gain is recorded in noninterest income of our financials. During the three months ended December 31, 2004, holders of the covered call options exercised their options to purchase 37,500 shares of Freddie Mac common stock. The Company recorded a pretax gain of $2,576,777 on the sale of these shares to the option holders.

Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of Charter Financial Corporation (“Charter Financial”, the “Company”, “us”, or “we”) and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) creating a larger, more profitable and more valuable retail banking franchise; (2) managing the substantial appreciation in our Freddie Mac common stock investment; and (3) efficiently utilizing our capital. Management believes the following points were the most important to that analysis this quarter.

•	Earnings per share increased which enhances the Company’s ability to support a regular quarterly dividend on a going forward basis.

•	A $2.00 per share special dividend was declared in addition to the regular quarterly dividend of 25 cents per share. These dividends were paid to our minority shareholders as First Charter, MHC waived the receipt of its dividends.

•	CharterBank’s (“CharterBank” or the “Bank”) net interest income, while slightly down from the September quarter, has significantly improved over the past two years due to lower amortization of premiums on mortgage securities, reinvestment of cash flow, loan growth and overall margin expansion.

•	Consistent with the Bank’s emphasis on attracting and retaining core deposits, deposit fee growth has had a strongly positive trend which leveled off this quarter.

•	Gains from sales of one-to-four family mortgage loans declined due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans and hybrid ARM loans for the Bank’s own portfolio.

•	Our exposure to interest rate risk was stable to slightly improved from the prior quarter.

•	Non-performing loans were lower than they were for the previous quarter. Management believes that the allowance for loan losses is adequate. A high percentage of the non-performing loans are secured by real estate.

•	The program of writing covered call options on Freddie Mac common stock resulted in the exercise of calls resulting in $2.6 million in pre-tax gain on sale of such stock.

•	Our book value per share was $14.88 at December 31, 2004, of which $10.40 is provided by the after tax equity in our Freddie Mac stock investment.

•	Freddie Mac common stock appreciated from $65.24 per share at September 30, 2004 to $73.70 at December 31, 2004. This was the primary reason for the increase in our other comprehensive income of $22.7 million. Our book value per share increased $0.91 per share.

Management Strategy

We have a growth-oriented strategy focused on (1) expanding our retail banking operations and thus the franchise value of our retail bank, (2) managing our Freddie Mac common stock while periodically reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

Expanding Retail Banking Operations. Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing quality products, excellent service, and a superior customer experience at competitive prices. We have sought to implement this strategy by concentrating on our core product offerings, including residential and commercial mortgage loans and a variety of checking and saving products, while at the same time broadening our product lines and services, expanding delivery systems for our customers, and filling in our branch network. We are planning to convert our loan and deposit application systems to new systems during the second quarter of fiscal 2005. The new systems should improve our customer experience at a similar or lower cost. We are also planning to consolidate our support and management functions into a new facility in West Point, Georgia during the second and third quarters of fiscal 2005. This consolidation from five facilities to one should help us improve our focus on our customer’s experience at a similar to lower cost. The combined acquisition and set up cost is expected to total about $1.5 million.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged approximately 21%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. First Charter, MHC and the Office of Thrift Supervision (“OTS”) make their own determination with respect to each dividend payment as to whether that dividend payment to First Charter, MHC will be waived. In 2003, we implemented a program of selling covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our shareholders.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the acquisition of EBA Bankshares, Inc. and its wholly owned banking subsidiary, Eagle Bank of Alabama (the “Eagle Bank Acquisition”). While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. We maintained our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us. During the current quarter, we declared a $2.00 per share special dividend. During the third quarter of fiscal 2004, we increased our quarterly dividend from 20 cents to 25 cents per share. Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases.

General

Charter Financial is a federally chartered corporation organized in 2001, as more fully described in Note 2 to the unaudited consolidated financial statements, and is registered as a savings and loan holding company with the OTS. Charter Financial serves as the holding company for CharterBank. First Charter, MHC (“First Charter” or the “MHC”), a federal mutual holding company, owns 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Company, Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 2,012,500 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial owns 4,567,500 shares of Freddie Mac common stock.

Our balance sheet at December 31, 2004 contains $336.6 million of Freddie Mac common stock, of which $330.4 million is unrealized gain. Noninterest-bearing liabilities include $127.6 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $202.9 million representing the net unrealized gain on the Freddie Mac common stock.

CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create long-term, profitable relationships. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit. CharterBank operates a main office, seven full-service branch offices, and five loan production offices in Georgia and Alabama.

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

For the Quarters Ended	Tier 1 Capital	Risk-Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk -Based Capital	Total Risk -Based Capital Ratio
			(Dollars in millions)
December 31, 2004	$73.8	13.93%	9.38%	$147.5	27.87%
September 30, 2004	72.3	14.19	9.46	144.6	28.37
June 30, 2004	70.8	13.73	9.08	141.5	27.46
March 31, 2004	69.2	14.16	9.38	135.6	27.71
December 31, 2003	67.4	13.90	8.89	134.7	27.81
September 30, 2003	66.4	13.80	8.78	131.0	27.23
June 30, 2003	68.0	14.22	8.81	130.7	27.34
March 31, 2003	67.6	14.33	9.38	135.2	28.67
December 31, 2002	73.9	16.39	11.03	147.8	32.78

At December 31, 2004 and September 30, 2004, we exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios significantly exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $34.4 million to $94.6 million at December 31, 2004.

We announced a special dividend of $2.00 per share to be paid in February 2005. We initiated a quarterly dividend of $0.10 per share in June 2002, doubled the dividend in June 2003 and increased it again to $0.25 per share in June 2004. The MHC waived its receipt of dividends in all periods. Our Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

Charter Financial’s reporting of certain information under generally accepted accounting principles in the United States of America (“GAAP”) is not necessarily reflective of the process considered by the Board of Directors in connection with its dividend policy. Included in GAAP earnings per share calculations are the average shares held by Charter Financial’s majority shareholder, the MHC. The MHC has waived its right to receive dividends from Charter Financial since its formation and intends to continue to do so, subject to the approval of the OTS. The following table reconciles the total voting shares with the number of shares receiving dividends as adjusted for the waiver of dividends by the MHC at December 17, 2004 and shows that the number of shares that typically receive dividends is a fraction, approximately one-fifth, of the total voting shares.

Total Voting Shares outstanding at December 17, 2004	19,824,305
Less: Unallocated shares in ESOP	(245,494)
Treasury Stock-MRP	(227,031)
Shares held by MHC	(15,857,924)

Total Shares receiving dividends at December 17, 2004	3,493,856

As indicated in the table above, we paid dividends on the 3,493,856 shares held by our minority stockholders. The regular quarterly dividend of $0.25 per share declared in December totaled $873,464 or approximately 30% of our net income of $2,924,116 for the quarter.

Our capacity to pay dividends is limited by several factors including cash availability at Charter Financial, tax considerations, regulatory requirements and the MHC’s willingness and ability to waive its dividends on the approximately 80% of our stock that it owns. Historically, the MHC has waived its portion of the dividends we pay and intends to waive future dividends. The MHC is required to obtain approval of the OTS prior to waiving a dividend. The OTS considers a variety of factors in approving dividend waivers including its assessment of the rights of the MHC’s stakeholders.

Charter Financial’s primary sources of cash are distributions from CharterBank, dividends on the Freddie Mac stock it owns and proceeds from possible sales of Freddie Mac common stock. CharterBank is generally permitted by the OTS to distribute its current year’s and prior two years’ undistributed earnings if CharterBank is well capitalized after the distribution. Distributions in excess of this level require additional approval from the OTS.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized capital is comprised of accumulated other comprehensive income.

Accumulated other comprehensive income (“unrealized equity”) is comprised of net unrealized holding gains on securities available for sale. Unrealized equity at December 31, 2004 was $203.0 million, a $22.6 million increase from $180.4 million at September 30, 2004. This increase was attributable to the $65.24 to $73.70 price per share increase in our investment in Freddie Mac common stock. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past several quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Total Capital	Realized Equity	Unrealized Equity	Percentage of Unrealized Capital to Total Capital	Freddie Mac Common Stock Price
	(Dollars In Thousands)
December 31, 2004	$290,226	$87,213	$203,013	69.95%	$73.70
September 30, 2004	272,500	92,141	180,359	66.19	65.24
June 30, 2004	261,012	89,881	171,131	65.56	63.30
March 31, 2004	252,938	88,856	164,082	64.87	59.06
December 31, 2003	248,743	87,444	161,299	64.85	58.32
September 30, 2003	230,359	86,419	143,940	62.49	52.35
June 30, 2003	226,997	84,408	142,589	62.82	50.77
March 31, 2003	236,784	87,208	149,576	63.17	53.10
December 31, 2002	257,528	91,825	165,703	64.34	59.05

As indicated in the following tables, other comprehensive income was $22.7 million for the three months ended December 31, 2004, compared to other comprehensive income of $17.4 million for the three months ended December 31, 2003. The other comprehensive income for the period ended December 31, 2003 was primarily the result of the increase in the price of Freddie Mac common stock during the period. For the period ended December 31, 2004, the income was the result of the increase in the price of Freddie Mac stock which was partly offset by the unrealized loss on mortgage securities due to higher interest rates. The price of Freddie Mac common stock increased by $8.46 and $5.97 per share for the quarters ended December 31, 2004 and December 31, 2003, respectively.

	For the Quarters Ended
	December 31. 2004	September 30, 2004	June 30, 2004	March 31. 2004	December 31. 2003
Freddie Mac:
Number of shares	4,567,500	4,605,000	4,620,500	4,620,500	4,630,500
Market Price	$73.70	$65.24	$63.30	$59.06	$58.32
Market Value	$336,624,750	$300,430,200	$292,477,650	$272,886,730	$270,050,760
Unrealized Gain Net of Tax	$202,896,191	$180,649,622	$175,746,969	$163,718,144	$161,964,092

Other Comprehensive Income (Loss)
Related to Mortgage Securities and other Investments	$407,216	$4,325,607	$(4,980,486)	$1,029,498	$678,158
Freddie Mac Common Stock	$22,246,569	$4,902,653	$12,028,825	$1,754,052	$16,680,238

Total Other Comprehensive Income	$22,653,785	$9,228,260	$7,048,339	$2,783,550	$17,358,396

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

In June 2003, we implemented a program of writing covered call options on Freddie Mac common stock with 250,000 shares of stock. When we write a call option, we receive a fee or premium. If the call option expires unexercised, we retain this premium and record it as income. If the call option is exercised, the premium is added to the sale proceeds and increases the gain on the sale of Freddie Mac stock. If a call option is in the money as the maturity of the call approaches, we evaluate the economics of allowing the call to be exercised or buying the call to prevent its exercise. The decision whether to allow the exercise or to repurchase the option is based on several factors including the strike price at which the option would be exercised, alternative investments for the proceeds of the sale, tax considerations, the proportion of realized to unrealized equity and the cost to repurchase the option. To the extent that the premium on unexercised options exceeds the premium when we repurchase a call option to prevent its exercise, and thus the sale of the underlying Freddie Mac stock, the net premiums enhance our income and our return on investment. We entered into the pilot program with a limited number of shares to improve our understanding of the mechanics and the economics of the program. We expanded the program to 400,000 shares during the December 2004 quarter. During the three months ended December 31, 2004, we sold 37,500 shares of Freddie Mac common stock, and during the year ended September 30, 2004, we sold 35,000 shares of Freddie Mac common stock through exercises of call options.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies that are used in preparing the consolidated financial statements of the Company.

These policies are described in Note 1 to the consolidated financial statements which were presented in the Company’s 2004 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is one of the most critical. Please see “Asset Quality” for a further discussion of the Company’s methodology in determining the allowance.

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

Management believes that the allowance for loan losses is adequate. The loan portfolio is broadly composed of residential real estate loans of 42.8%, construction loans of 7.2%, commercial purpose loans of 44.0% and consumer loans of 6.0%. A total of 86.2 % of the Bank’s loan portfolio is secured by real estate loans.

In recent years, the Bank has made an effort to build its business lines, and loans secured by commercial real properties now make up 36.0% of the loan portfolio. The Company’s largest funded real estate secured loan is a $6.0 million loan on a medical office building in the metro Atlanta area. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $22.4 million in loans to various hotel and motel operations. In a significant number of the loans secured by commercial properties, the properties are occupied by the owner and the ongoing operations of the business provide the cash to service the debt. Construction and development loans, which comprise 7.2% of the real estate loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions.

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

Income taxes are a material expense for the Company. The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. The difference between 70% of taxable income and 70% of dividends can be significant. Since the Company does not file a consolidated tax return, this determination is made at the individual company level. The actual deduction will be determined at September 30, 2005 based on the level of dividends and the level of taxable income.

Comparison of Financial Condition at December 31, 2004

and September 30, 2004

At December 31, 2004 our total assets were $1.1 billion, up $59.0 million from September 30, 2004.

The risk and return characteristics of loans vary significantly by the type of loan. The following table shows the actual balance of loans outstanding at December 31, 2004 as well as the average balances of loans outstanding for the past five quarters beginning with December 31, 2003.

For the Quarters Ended	1-4 Family Residential	Construction	Nonresidential Real Estate	Consumer	Commercial Non - Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in thousands)
Actual Balance:
December 31, 2004	$139,048	$23,380	$116,654	$19,366	$25,990	$324,438

Average Balance:
December 31, 2004	$140,779	20,780	119,403	19,504	23,684	324,150	0.8
September 30, 2004	$140,885	21,213	119,602	19,838	20,011	321,549	2.4
June 30, 2004	$138,549	18,612	117,190	19,428	20,290	314,069	2.3
March 31, 2004	$135,671	17,145	113,155	19,778	20,967	306,716	1.0
December 31, 2003	$132,894	15,956	111,629	19,886	23,200	303,565

The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends on interest rates, economic conditions and competitive pricing of these loans within our market.

Mortgage-backed securities and collateralized mortgage obligations increased 7.2% from $378.4 million at September 30, 2004 to $405.8 million at December 31, 2004. The market value of Freddie Mac common stock increased $36.2 million, or 12.1%, from $300.4 million to $336.6 million as the price per share of Freddie Mac common stock increased from $65.24 at September 30, 2004 to $73.70 at December 31, 2004.

Total deposits declined from $279.6 million at September 30, 2004 to $270.2 million at December 31, 2004 as the Bank has de-emphasized certificates of deposit as sources of funding and focused on attracting and retaining core deposits in order to reduce interest expense. However, as shown in the following table, over the last two years, core deposits (checking, money market and savings accounts) have increased from $68.1 million to $122.5 million. Core deposits at September 30, 2004 included a couple of large balance short-term deposits, which were not retained at December 31, 2004. Approximately $21.9 million of the increase in the March 2003 quarter was a result of the Eagle Bank Acquisition. Fees on core deposit accounts increased from $356,000 in the March 2003 quarter to $670,000 in the December 2004 quarter.

For the Quarters Ended	Deposit Fees	Transaction Accounts	Savings	Money Market Accounts	Total Core Deposits	Certificates of Deposit
	(Dollars in thousands)
December 31, 2004	$670	$61,164	$14,674	$46,662	$122,500	$147,741
September 30, 2004	689	64,304	14,980	50,066	129,350	150,225
June 30, 2004	625	61,783	14,430	54,038	130,251	162,753
March 31, 2004	673	61,672	14,816	53,514	130,002	160,999
December 31, 2003	563	56,061	14,610	28,884	99,555	171,765
September 30, 2003	496	53,048	15,419	31,079	99,546	179,840
June 30, 2003	463	50,024	14,647	33,934	98,605	178,006
March 31, 2003	356	46,609	14,779	34,169	95,557	181,926
December 31, 2002	402	32,621	9,302	26,167	68,090	140,462
September 30, 2002	351	34,237	9,132	26,110	69,479	141,267

Management will continue to use FHLB advances and repurchase agreements to fund the securities and loan portfolio growth. The maturity dates of new advances will be determined at the time the advance is taken down and will be based on interest rates, the Company’s interest rate risk profile and other factors. Repurchase agreements are generally less than 90 days to maturity and carry rates at or slightly above LIBOR. Borrowings increased $29.8 million or 7.6% from $392.8 million at September 30, 2004 to $422.6 million at December 31, 2004 primarily to fund the increased balances of mortgage securities.

Charter Financial recorded $4.3 million of goodwill and $2.0 million of core deposit intangible as a result of the Eagle Bank Acquisition in fiscal 2003. The core deposit intangible is amortized over approximately 13 years using an accelerated method of amortization.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income.

Total stockholders’ equity increased to $290.2 million at December 31, 2004 from $272.5 million at September 30, 2004. Unrealized equity increased to $203.0 million at December 31, 2004 from $180.4 million at September 30, 2004, primarily as a result of the price of Freddie Mac stock increasing to $73.70 per share at December 31, 2004 from $65.24 at September 30, 2004. Realized equity decreased to $87.2 million at December 31, 2004 from $92.1 million at September 30, 2004. This decrease was due to the special dividend of $2.00 per share.

Comparison of Operating Results for the Three Months

Ended

December 31, 2004 and 2003

General

Net income was $2.9 million for the three months ended December 31, 2004, which was $1.2 million higher than the net income of $1.7 million for the three months ended December 31, 2003. The most significant factor in the net income increase was significantly higher noninterest income which included a $2.6 million gain on the sale of Freddie Mac common stock related to our covered call program compared to the December 2003 quarter which included a $533,000 gain on the sale of Freddie Mac common stock related to our covered call program.

Net Interest Income

As shown in the following table, net interest income increased $463,000 from $5.2 million for the three months ended December 31, 2003 to $5.6 million for the three months ended December 31, 2004. For the same periods, our net interest spread decreased from 1.19% to 0.97% and our net interest margin increased from 2.07% to 2.12%.

For the Quarters Ended	Net Interest Income	Net Interest Rate Spread	Net Interest Margin	Net Amortization of Premium on Mortgage- related Securities	Yield on Freddie Mac Common Stock
	(Dollars in thousands)
December 31, 2004	$5,640	0.97%	2.12%	$90	1.79%
September 30, 2004	5,690	1.15	2.17	84	1.85
June 30, 2004	5,460	1.25	2.16	101	2.05
March 31, 2004	5,419	1.23	2.13	129	1.97
December 31, 2003	5,176	1.19	2.07	204	1.91
September 30, 2003	4,345	0.89	1.79	456	2.04
June 30, 2003	3,951	0.53	1.64	663	1.83
March 31, 2003	3,672	0.34	1.56	995	1.84
December 31, 2002	3,562	0.18	1.51	970	1.51

As the preceding table illustrates, the appreciation in the price of Freddie Mac stock, which causes its stated dividend yield to decline negatively, impacts our stated net interest spread.

The net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. Charges against interest income for net premium amortization reached its peak in the March 2003 quarter, with amortization of $995,000. By the December 2004 quarter, net amortization of premiums on mortgage-related securities had decreased to $90,000 due to the increase of interest rates. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected, causing our securities to pay off sooner than expected and triggering acceleration of amortization.

Our net interest spread and, to a lesser extent, our net interest margin are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table above, the yield on Freddie Mac common stock impacts the net interest spread. A portion of the increase in the Freddie Mac yield is from the increased dividend and a portion is from a lower market price of Freddie Mac common stock. The yield on Freddie Mac stock is down because the stock price appreciation outpaced the increase in the dividend.

The table below shows the yields or costs of other significant components of our net interest income.

For the Quarters Ended	Yield on Mortgage Securities	Yield on Loans	Costs of Certificates of Deposit	Costs of Deposits	Costs of Borrowings
December 31, 2004	4.12%	6.10%	2.67%	2.05%	3.67%
September 30, 2004	4.01	5.80	2.34	1.80	3.41
June 30, 2004	3.62	5.75	2.26	1.72	3.19
March 31, 2004	3.40	5.79	2.38	1.81	2.94
December 31, 2003	3.47	5.87	2.48	1.95	3.01
September 30, 2003	2.84	6.12	2.64	2.08	3.19
June 30, 2003	2.78	6.31	2.91	2.31	3.53
March 31, 2003	2.85	6.73	3.16	2.52	3.66
December 31, 2002	3.22	7.00	3.45	2.76	3.79

Costs of borrowings decreased from 3.79% in the December 2002 quarter to 2.94% in the March 2004 quarter and have subsequently increased to 3.67%. While the majority of the borrowings have monthly rate resets, we have $287.0 million of fixed rate borrowings with a remaining maturity of approximately four years and an average rate of 4.31%.

The yield on mortgage securities has varied over the past nine quarters from a high in the December 2004 quarter of 4.12% to a low of 2.78% in June 2003. The yield in the March, June and September 2003 quarters was significantly impacted by high net premium amortization as mortgage security portfolios were paid off rapidly due to low mortgage rates and record rates of refinancing. Additionally, yields on securities declined during 2003 as a result of management’s decision to reinvest the heavy cash inflows from rapidly prepaying fixed rate mortgage securities into adjustable rate mortgage securities. In August of 2003, management increased its investment in fixed rate mortgage securities and by December 31, 2004 fixed rate mortgage securities comprised 62% of the total mortgage securities portfolio, compared to 40% at December 31, 2003.

As shown in the preceding table, the yield on loans has increased 31 basis points over the past four quarters from 5.79% for the March 2004 quarter to 6.1% for the December 2004 quarter. The yield increase is primarily the result of adjustable rate loans increasing in yield as short term interest rates have increased. During June of 2003, the Bank started retaining 15-year single-family loans in its loan portfolio. As of December 31, 2004, the Bank had accumulated $30.3 million of these loans with rates of approximately 4.87%. Average loans outstanding increased from $303.6 million during the December 2003 quarter to $324.2 million for the December 2004 quarter.

Also, as shown in the preceding table, the costs of deposits increased 24 basis points from 1.81% for the March 2004 quarter to 2.05% for the December 2004 quarter. While certificate of deposit rates have started to increase as overall short-term interest rates have increased, transaction account rates have not moved to the same magnitude as certificates of deposit.

The 23 basis point increase in loan yield, from the December 2003 quarter to the December 2004 quarter, was slightly higher than the 10 basis point increase in the costs of deposits for the same period. For these same two periods the increase in mortgage securities yields, at 65 basis points, was equivalent to the increase of 66 basis points in the cost of borrowings. The increased spread between loan yields and deposit costs and the increase in dividends on Freddie Mac common stock contributed to the increase in net interest income. The increase in the price of Freddie Mac stock, which reduced the stated yield on Freddie Mac stock, was the primary cause of the decrease in interest rate spread.

Interest income increased by $1.2 million to $10.7 million for the three months ended December 31, 2004 from $9.5 million for the three months ended December 31, 2003 due to an increase in interest on loans of $484,361 resulting from higher average loan balances and rates, and an increase of $483,501 in interest on mortgage securities.

Interest expense increased by $746,690 from $4.3 million for the three months ended December 31, 2003 to $5.0 million for the three months ended December 31, 2004. Interest expense on deposits and borrowings increased $56,174 and $690,516, respectively, in 2004 compared to 2003 due primarily to higher interest rates.

In the table following, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of December 31, 2004.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 88.92% at December 31, 2004. However, the dividend yield on the market value of the Freddie Mac common stock was 1.79%. The appreciation in the market value of the Freddie Mac common stock is the reason for our strong accumulated comprehensive income.

For the quarters ended December 31, 2004 and 2003

	For the Three Months Ended December 31,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of December 31, 2004
			(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$3,996	$20	2.00%	$4,199	$14	1.33%	$2,691
FHLB common stock	15,292	144	3.77	13,330	118	3.54	15,853
Mortgage-backed securities and collateralized mortgage obligations available for sale	395,864	4,081	4.12	414,825	3,597	3.47	405,835
Other investment securities available for sale	16,436	117	2.85	10,383	81	3.12	13,903
Loans receivable (1)	324,150	4,940	6.10	303,565	4,455	5.87	324,438

Total interest-earning assets excluding Freddie Mac common stock	755,738	9,302	4.92	746,302	8,265	4.43	762,720
Freddie Mac common stock	307,111	1,378	1.79	251,805	1,204	1.91	336,625

Total interest-earning assets including Freddie Mac common stock (2)	1,062,849	10,680	4.02	998,107	9,469	3.79	1,099,345
Total noninterest-earning assets	26,935	—		23,947	—		27,883

Total assets	$1,089,784	10,680		$1,022,054	9,469		$1,127,228

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$39,404	$56	0.57	$32,935	$44	0.53	$37,196
Savings accounts	14,892	9	0.24	15,028	11	0.29	14,674
Money market deposit accounts	50,449	243	1.93	31,143	96	1.23	46,662
Certificate of deposit accounts	148,384	992	2.67	176,344	1,093	2.48	147,741

Total interest-bearing deposits	253,129	1,300	2.05	255,450	1,244	1.95	246,273
Borrowed funds	407,345	3,740	3.67	405,835	3,049	3.01	422,598

Total interest-bearing liabilities	660,474	5,040	3.05	661,285	4,293	2.60	668,871
Noninterest-bearing deposits	24,752			21,035	—		23,968
Other noninterest-bearing liabilities	124,948	—		102,468	—		144,163

Total noninterest-bearing liabilities	149,700	—		123,503	—		168,131
Total liabilities	810,174	5,040		784,788	4,293		837,002
Total stockholders’ equity	279,610	—		237,266			290,226

Total liabilities and stockholders’ equity	$1,089,784	5,040		$1,022,054	4,293		$1,127,228

Net interest income including Freddie Mac common stock		$5,640			$5,176

Net interest rate spread, including Freddie Mac common stock (3)			0.97%			1.19%
Net interest margin including Freddie Mac common stock (4)			2.12%			2.07%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			160.92%			150.93%
Net interest income, excluding Freddie Mac common stock dividends		$4,262			$3,972

Net interest rate spread, excluding Freddie Mac common stock (5)			1.87%			1.83%
Net interest margin, excluding Freddie Mac common stock (6)			2.26%			2.13%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			114.42%			112.86%

(1)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.

(2)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income in excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The relatively low spread is a combination of a balance sheet structure with a high proportion of Freddie Mac common stock, which has a low yield of 1.79% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put in place in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, including amortization of premium on mortgage securities and the high prepayments of portfolio mortgage loans and securities.

The following table is a reconciliation of net interest margin with and without Freddie Mac common stock.

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003
	Net Interest Spread	Net Interest Margin	Net Interest Spread	Net Interest Margin
Including Freddie Mac Common Stock	0.97%	2.12%	1.19%	2.07%
Excluding Freddie Mac Common Stock	1.87	2.26	1.83	2.13

Attributable to Freddie Mac Common Stock	(0.90)%	(0.14)%	(0.64)%	(0.06)%

Provision for Loan Losses

The provision for loan losses was $30,000 for the three months ended December 31, 2003, while no provision was taken for the three months ended December 31, 2004. The Bank had net charge-offs of $67,383 for the quarter ended December 31, 2003 compared to $212,907 for the quarter ended December 31, 2004. Of the chargeoffs in the December 2004 quarter, $222,000 related to a loan acquired in the acquisition of Citizens National Bank in 1999 for which specific allowances were held.

Noninterest Income

Noninterest income increased from $1.5 million for the three months ended December 31, 2003 to $3.3 million for the three months ended December 31, 2004. The table below shows the components of noninterest income for the last nine quarters. There was a $2.6 million gain on sale of securities during the three months ended December 31, 2004 compared to $575,780 for the three months ended December 31, 2003. The December 2004 gain on sale of securities included $2.6 million in gain on the sale of Freddie Mac common stock resulting from the exercise of calls written as a part of the Company’s covered call program. Other income included a loss of $365,829, primarily a mark to market loss, on the covered call program, which was started during fiscal 2003. The December 2004 gain on sale of loans of $233,001 is the lowest level recorded in the last nine quarters as one-to-four family mortgage rates have increased and the levels of refinancing and originations of conforming loans have dropped. During fiscal 2003, the Company began retaining conforming 15-year one-to-four family loans. By December 31, 2004, the Bank had accumulated approximately $30.3 million of such loans. We invested $200,000 in a bank holding company that applied for a charter to serve urban low-income areas. The bank was denied its charter triggering the write off of our $200,000 investment in fiscal 2004. Other income for the December 2004 quarter included $90,994 in brokerage commissions which was a slight increase from the same quarter the prior year.

For the Quarters Ended	Loan Servicing Fees	Deposit Fees	Gain on Sale of Loans	Gain on Sale of Investments, Net	Equity in Gain (Loss) of Limited Partnership	Other Income (Expense)
	(Dollars in thousands)
December 31, 2004	$62	$670	$233	$ 2,599	$—	$(272)
September 30, 2004	62	689	255	988	(200)	193
June 30, 2004	57	625	345	38	—	65
March 31, 2004	58	672	309	627	—	177
December 31, 2003	32	563	242	576	—	134
September 30, 2003	27	496	657	773	—	170
June 30, 2003	(11)	463	886	4	—	126
March 31, 2003	79	356	643	—	(61)	111
December 31, 2002	61	402	589	103	(46)	66

Noninterest Expense

Noninterest expense increased $201,408 to $4.6 million for the three months ended December 31, 2004 from $4.4 million for the same period in 2003. The table following shows the components of noninterest expense for the past five quarters.

	For the Quarters Ended
	December 2004	September 2004	June 2004	March 2004	December 2003
	(Dollars in thousands)
Compensation & employee benefits	$2,790	$2,593	$2,482	$2,505	$2,547
Occupancy	692	599	535	621	660
Legal & professional	237	212	170	239	265
Marketing	171	228	196	248	190
Furniture & equipment	195	157	154	134	123
Postage, office supplies, and printing	118	128	121	94	126
Federal insurance premiums and other regulatory fees	56	56	56	56	54
Net cost (gain) of operations of real estate owned	(3)	3	15	43	8
Deposit premium amortization expense	51	51	51	55	58
Other	294	334	333	288	369

Total	$4,601	$4,361	$4,113	$4,283	$4,400

Compensation and benefits for the quarter ended December 31, 2004 was $2.8 million; this reflects an increase of $243,217 over the quarter ended December 31, 2003 and an increase of $196,742 over the quarter ended September 30, 2004. The quarterly cost of the Company’s restricted stock grants increased $309,384 as the $2.00 per share special dividend is treated as restricted stock compensation expense on unvested restricted stock grants. Future levels of expense will depend on the level of dividends, the number of shares granted, the price of the stock on the date of the grant, and the vesting period.

Income Taxes

Income taxes increased to $1,406,638 for the three months ended December 31, 2004 from $578,133 for the three months ended December 31, 2003, for an increase of $828,505. The effective tax rate increased from 25.2% for the three months ended December 31, 2003 to 32.48% for the three months ended December 31, 2004. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, was the primary driver of the lower effective tax rate in the quarter ended December 31, 2003, and had a lesser impact on the quarter ended December 31, 2004 due to the higher level of taxable income in the 2004 quarter.

Asset Quality

The following table shows that nonperforming loans fell from $5.9 million at September 30, 2004 to $5.4 million at December 31, 2004. Nonperforming loans acquired in the Eagle Bank Acquisition made up $584,000 of these loans at December 31, 2004. Nonperforming loans as a percent of total loans fell from 1.81% at September 30, 2004 to 1.68% at December 31, 2004. Approximately 91% of our nonaccrual loans had real estate as collateral at December 31, 2004.

Nonperforming loans are not accruing interest. The following table shows under-performing loans and nonperforming assets.

	December 31, 2004	September 30, 2004
	(In thousands)
Underperforming loans	$320	$195

Total nonperforming loans	5,436	5,865
Foreclosed real estate, net	607	453

Total nonperforming assets	$6,043	$6,318

Nonperforming loans to total loans	1.68%	1.81%
Nonperforming assets to total assets	0.54%	0.59%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans increased from $195,000 at September 30, 2004 to $320,000 at December 31, 2004.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan classification system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. The provision for loan losses was $30,000 for the three months ended December 31, 2003, while no provision was taken for the three months ended December 31, 2004. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

During fiscal 2005, the allowance for loan losses decreased by $212,907 to $6.4 million at December 31, 2004. Of the net charge-offs, $208,409 related to loans acquired in the Citizens National Bank acquisition, which occurred in 1999, while loans not acquired from Citizen’s National Bank resulted in $4,318 in net chargeoffs. When reviewing the allowance for loan losses, it is important to understand our lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. We have mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

We have no loans that are not currently disclosed as non-accrual, adversely classified, past due, under-performing or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms.

Commitments

CharterBank had commitments to fund loans at December 31, 2004 of approximately $46.1 million. Commitments to fund loans include unused consumer credit lines of approximately $9.3 million, unused commercial credit lines of approximately $15.7 million, unfunded construction loans of approximately $13.2 million, mortgage loans, primarily for portfolio, of approximately $1.0 million, and nonresidential loans of approximately $6.9 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so the Company has no interest rate risk on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$1,003,070	$—	$—	$—	$—
Loan commitments to fund construction loans in process	13,237,163	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	6,870,000	—	—	—	—
Available home equity and unadvanced lines of credit	24,974,761	—	—	—	—
Letters of credit	455,111	—	—	—	—
Lease agreements	106,428	63,003	56,866	37,910	—
Deposits	218,895,543	21,720,277	18,229,985	5,310,825	5,833,469
Securities sold under agreements to repurchase	110,698,000	—	—	—	—
FHLB advances	24,900,000	25,000,000	100,000,000	25,000,000	10,000,000

Total commitments and contractual obligations	$401,140,076	$46,783,280	$118,286,851	$30,348,735	$15,833,469

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments

We had no material commitments to originate loans for sale at December 31, 2004. In prior periods these commitments were accounted for at fair value.

The commitments to sell loans are best effort, forward sale agreements, and not mandatory forward sale commitments. The best effort agreements are not derivative instruments and, therefore, are not accounted for as derivatives. The interest rate caps and floors in our adjustable rate loans are clearly and closely related to the interest rate in the loan and, therefore, the floors and caps are not accounted for separately from the loan as a derivative instrument. The commitment to purchase investment securities is a firm forward commitment which is accounted for as a derivative instrument and recorded at fair value

Liquidity

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

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $270.2 million at December 31, 2004, compared to $279.6 million at September 30, 2004, for a decrease of $9.4 million during the three months ended December 31, 2004. Wholesale deposits were $32.0 million at December 31, 2004 compared to $34.1 million at September 30, 2004. Wholesale deposits included $99,000 and $100,000 in brokered deposits at December 31, 2004 and September 30, 2004, respectively. Time deposit accounts scheduled to mature within one year were $96.4 million and $98.3 million at December 31, 2004 and September 30, 2004, respectively. While CharterBank has experienced certificates of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds, provide fee income and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities. At December 31, 2004 our borrowed funds limit from FHLB was based on 40% of CharterBank’s assets, or approximately $390.9 million. At December 31, 2004, we had outstanding FHLB borrowings of $311.9 million compared to $292.1 million at September 30, 2004, with unused borrowing capacities of $79.0 million and $81.2 million, respectively.

In addition, we may enter into reverse repurchase agreements with approved broker-dealers. At December 31, 2004, repurchase agreements totaled $110.7 million, a $10.0 million increase from the amount outstanding at September 30, 2004 of $100.7 million. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can also obtain funds in the brokered deposit markets.

We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $40.3 million for the three months ended December 31, 2004. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

The interest rate environment, specifically one-to-four family mortgage rates, impacts refinancing activity and, accordingly, cash flow from prepayments of mortgage securities. The level of this cash flow depends on the ongoing level of refinancing, and, thus, it is difficult to determine at this time.

Our primary investing activities are:

•	The origination of commercial real estate, one-to-four family real estate, commercial and consumer loans;

•	The purchase of mortgage and investment securities; and

•	Capital expenditures.

During the three months ended December 31, 2004, we originated approximately $35.7 million in total loans. Residential mortgage loans accounted for 42.33% of the originations, construction loans for 26.64%, commercial and commercial real estate for 25.98%, and consumer loans for 5.05%. At December 31, 2004 and September 30, 2004, CharterBank had loan commitments to borrowers of approximately $21.1 million and $19.5 million, respectively, and available home equity and unadvanced lines of credit of approximately $25.0 million and $26.7 million, respectively. Of the $15.1 million in residential mortgage loans originated, $8.4 million were sold to investors. During the third quarter of 2003, CharterBank began retaining conforming 15-year one-to-four family loans, with approximately $30.3 million being retained as of December 31, 2004.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $72.0 million for the three months ended December 31, 2004 and $119.5 million for the three months ended December 31, 2003. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years.

Capital expenditures of $868,000 during the three months ended December 31, 2004 included approximately $665,500 for branch expansions. We anticipate that capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and possibly relocating support functions to one location as well as a change in our core application system during fiscal 2005 will be between $2.0 million and $5.0 million Except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2005. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

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

On December 16, 2004, the FASB issued a revised Statement No 123® titled Share-Based Payments that addresses accounting for equity-based compensation arrangements. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees and replaces some of the existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation. The statement requires that such arrangements are accounted for using the fair-value-based method of accounting and the related cost expensed over the corresponding service period. The statement is effective for the first annual or interim period beginning after June 15, 2005. The Company provides pro forma disclosures related to stock-based compensation in Note 5.

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

Item 3

Quantitative and Qualitative Disclosures about

Market Risk

As of December 31, 2004, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2004. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2004 included in Charter Financial’s 2004 annual report on Form 10-K.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1     Rule 13a-14(a)/15(d)-14(a) Certifications

32.1     Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION (Registrant)

Date: February 9, 2005	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: February 9, 2005	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Chief Financial Officer, Senior Vice
President and Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications