Form 10-Q
period 2005-03-31
CHARTER FINANCIAL CORP/GA
filed 2005-05-09
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2005 and September 30, 2004

(unaudited)

	March 31, 2005	September 30, 2004
Assets

Cash and amounts due from depository institutions	$10,371,580	10,128,105
Interest-bearing deposits in other financial institutions	3,068,314	2,243,124

Cash and cash equivalents	13,439,894	12,371,229

Loans held for sale, market value of $1,772,856 and $2,125,463 at March 31, 2005 and September 30, 2004, respectively	1,313,850	2,077,510
Freddie Mac common stock	288,666,000	300,430,200
Mortgage-backed securities and collateralized mortgage obligations available for sale	385,405,681	378,356,607
Other investment securities available for sale	13,823,014	22,156,750
Federal Home Loan Bank stock	16,080,700	14,842,500

Loans receivable	334,343,052	323,546,874
Unamortized loan origination fees, net	(782,139)	(773,461)
Allowance for loan losses	(6,376,761)	(6,622,597)

Loans receivable, net	327,184,152	316,150,816

Real estate owned	704,633	452,671
Accrued interest and dividends receivable	3,312,459	3,004,224
Premises and equipment, net	13,569,597	11,195,770
Intangible assets, net of amortization	5,854,898	5,954,119
Other assets	1,298,399	1,208,622

Total assets	$1,070,653,277	1,068,201,018

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$287,232,156	279,574,709
Borrowings	407,714,000	392,789,000
Advance payments by borrowers for taxes and insurance	626,766	1,189,587
Deferred income taxes	104,457,663	111,602,661
Other liabilities	12,077,230	10,544,824

Total liabilities	812,107,815	795,700,781

Stockholders’ Equity:
Common stock, $0.01 par value; 19,830,705 and 19,823,905 shares issued at March 31, 2005 and September 30, 2004, respectively; 19,603,674 and 19,596,874 shares outstanding at March 31, 2005 and September 30, 2004, respectively	198,307	198,239
Additional paid-in capital	38,473,877	37,831,575
Treasury stock, at cost; 227,031 shares at March 31, 2005 and September 30, 2004	(7,059,824)	(7,059,824)
Unearned compensation - ESOP	(2,286,940)	(2,454,940)
Retained earnings	60,226,329	63,626,113
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	168,993,713	180,359,074

Total stockholders’ equity	258,545,462	272,500,237

Total liabilities and stockholders’ equity	$1,070,653,277	1,068,201,018

See accompanying notes to unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Six Months Ended March 31, 2005 and 2004

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Interest and dividend income:
Loans receivable	$4,943,266	4,439,902	9,883,066	8,895,341
Mortgage-backed securities and collateralized mortgage obligations	4,248,711	3,384,421	8,329,570	6,981,780
Equity securities	1,749,171	1,491,615	3,271,067	2,813,138
Debt securities	102,047	102,982	219,219	183,785
Interest-bearing deposits in other financial institutions	15,320	23,783	34,956	38,058

Total interest and dividend income	11,058,515	9,442,703	21,737,878	18,912,102

Interest expense:
Deposits	1,396,020	1,174,647	2,696,049	2,418,502
Borrowings	3,905,116	2,848,817	7,644,832	5,898,016

Total interest expense	5,301,136	4,023,464	10,340,881	8,316,518

Net interest income	5,757,379	5,419,239	11,396,997	10,595,584

Provision for loan losses	—	—	—	30,000

Net interest income after provision for loan losses	5,757,379	5,419,239	11,396,997	10,565,584

Noninterest income:
Gain on sale of loans and servicing released loan fees	201,283	309,963	434,284	552,116
Service charges on deposit accounts	631,504	672,522	1,301,976	1,235,370
Gain on sale of Freddie Mac common stock	—	592,280	2,576,777	1,125,022
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	15,728	34,435	38,069	77,472
Loan servicing fees	58,290	57,732	119,888	89,699
Gain on operation of covered call program	674,090	80,559	308,262	139,791
Brokerage commissions	69,926	58,885	160,920	127,882
Other	44,429	37,922	47,178	44,044

Total noninterest income	1,695,250	1,844,298	4,987,354	3,391,396

Noninterest expenses:
Salaries and employee benefits	2,585,552	2,504,589	5,375,546	5,051,366
Occupancy	654,302	620,546	1,346,404	1,280,421
Legal and professional	318,493	238,941	555,387	504,314
Marketing	261,317	247,743	432,359	438,164
Furniture and equipment	187,347	134,408	382,476	257,514
Postage, office supplies, and printing	127,910	94,437	245,602	220,309
Federal insurance premiums and other regulatory fees	58,359	56,122	114,459	109,977
Net cost of operations of real estate owned	10,312	43,025	7,317	51,375
Deposit premium amortization expense	48,629	55,226	99,222	112,770
Other	277,910	287,752	572,326	656,138

Total noninterest expenses	4,530,131	4,282,789	9,131,098	8,682,348

Income before income taxes	2,922,498	2,980,748	7,253,253	5,274,632

Income tax expense	459,559	775,033	1,866,197	1,353,166

Net income	$2,462,939	2,205,715	5,387,056	3,921,466

Basic and diluted net income per share	$0.13	0.11	0.28	0.20

Weighted average number of common shares outstanding	19,529,401	19,427,475	19,517,703	19,418,770

Weighted average number of common and common equivalent shares outstanding	19,585,290	19,478,431	19,581,137	19,457,071

See accompanying notes to unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2005 and 2004

(unaudited)

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Cash flows from operating activities:
Net income	$5,387,056	3,921,466
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30,000
Depreciation and amortization	417,251	481,385
Allocation of ESOP common stock	199,980	171,977
Amortization of premiums and discounts, net	193,395	363,569
Gain on sale of loans	(434,284)	(552,116)
Proceeds from sale of loans	6,195,984	19,590,221
Originations and purchases of loans held for sale	(4,998,041)	(19,817,408)
Gain on sale of Freddie Mac common stock	(2,576,777)	(1,125,022)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(38,069)	(77,472)
Provision for allowance in other real estate owned	(7,992)	34,273
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	(308,235)	523,380
Decrease (increase) in other assets	(89,777)	487,528
(Decrease) increase in other liabilities	1,943,829	(426,255)

Net cash provided by operating activities	5,884,320	3,605,526

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	—	(19,550,000)
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	6,428,323	81,956,393
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	69,691,120	106,676,750
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(90,073,914)	(165,755,213)
Proceeds from sale of other investment securities available for sale	8,300,000	13,769,236
Proceeds from sale of Freddie Mac common stock	2,614,425	1,165,543
Proceeds from maturities of other securities available for sale	—	7,000,000
Purchase of FHLB stock	(5,932,800)	(3,845,000)
Proceeds from redemption of FHLB stock	4,694,600	6,643,700
Net increase in loans receivable, exclusive of loan sales	(11,564,953)	(11,246,021)
Proceeds from sale of real estate owned	287,646	174,385
Purchases of premises and equipment, net of dispositions	(2,691,856)	(383,970)

Net cash (used in) provided by investing activities	(18,247,409)	16,605,803

Cash flows from financing activities:
Stock options exercised	198,868	23,408
Dividends paid	(8,786,840)	(2,041,352)
Net increase in deposits	7,657,447	11,615,404
Proceeds from Federal Home Loan Bank advances	172,650,000	290,475,000
Principal payments on advances from Federal Home Loan Bank	(150,780,000)	(341,350,000)
Proceeds from other borrowings	822,763,000	914,720,500
Principal payments on other borrowings	(829,708,000)	(894,119,620)
Net decrease in advance payments by borrowers for taxes and insurance	(562,821)	(333,399)

Net cash provided by (used in) financing activities	13,431,654	(21,010,059)

Net decrease (increase) in cash and cash equivalents	1,068,565	(798,730)

Cash and cash equivalents at beginning of period	12,371,229	11,920,489

Cash and cash equivalents at end of period	$13,439,794	11,121,759

Supplemental disclosures of cash flow information:
Interest paid	$9,019,814	8,416,446

Income taxes paid	$1,225,600	954,453

Supplemental disclosure of noncash financing activities:
Real estate acquired through foreclosure of the loans receivable	$531,617	323,836

Issuance of ESOP common stock	$611,402	533,833

See accompanying notes to unaudited consolidated financial statements.

Charter Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

Charter Financial Corporation (“Charter Financial” or the “Company”) is a federal corporation organized on October 16, 2001 by CharterBank in connection with the reorganization of CharterBank from a federal mutual savings and loan association into a two-tiered mutual holding company structure, as described more fully in Note 2.

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company, (which was liquidated into Charter Financial as of December 31, 2004) as of March 31, 2005 and September 30, 2004, and for the three and six month periods ended March 31, 2005 and 2004. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and six months ended March 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2004.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Basic:
Net income	$2,462,939	2,205,715	5,387,056	3,921,466
Weighted average number of common shares outstanding	19,529,401	19,427,475	19,517,703	19,418,770
Basic earnings per share	$0.13	0.11	0.28	0.20

Diluted:
Net income	$2,462,939	2,205,715	5,387,056	3,921,466
Weighted average number of common and common equivalent shares outstanding	19,585,290	19,478,431	19,581,137	19,457,071
Diluted earnings per share	$0.13	0.11	0.28	0.20

(4) Comprehensive Income (Loss)

The primary component of other comprehensive income (loss) for Charter Financial is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income (loss) for the three and six months ended March 31, 2005 and 2004.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Total comprehensive income (loss)	$(31,556,206)	4,989,265	(5,978,304)	24,063,412
Change in net unrealized holding gains (losses) on securities, net of income taxes	(34,019,145)	2,783,550	(11,365,360)	20,141,946

Net income	$2,462,939	2,205,715	5,387,056	3,921,466

(5) Stock-Based Compensation

Charter Financial’s 2001 Stock Option Plan (the “Plan”), as amended, allows for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At March 31, 2005, Charter Financial had granted 291,250 options under the Plan, of which 8,300 have been exercised and 1,250 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. Charter Financial accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Charter Financial had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Net income, as reported	$2,462,939	2,205,715	5,387,056	3,921,466
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(59,787)	(59,512)	(119,575)	(119,024)

Pro forma net income	$2,403,152	2,146,203	5,267,481	3,802,442

Earnings per share:
Basic – as reported	$0.13	0.11	0.28	0.20
Basic – pro forma	$0.12	0.11	0.27	0.20

Diluted – as reported	$0.13	0.11	0.28	0.20
Diluted – pro forma	$0.12	0.11	0.27	0.20

(6) Intangible Assets, Net

Intangible assets, net include cost in excess of net assets acquired and deposit premiums recorded in connection with the Company’s acquisition of EBA Bancshares, Inc. in fiscal 2003 as follows:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

At March 31, 2005 and September 30, 2004, other intangible assets are summarized as follows:

	March 31, 2005	September 30, 2004
Deposit premium	$1,975,941	1,975,941
Less accumulated amortization	446,326	347,104

	$1,529,615	1,628,837

The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $48,629 and $99,222 for the three and six months ended March 31, 2005, respectively.

(7) Derivative Instruments – Covered Call Program

At March 31, 2005, Charter Financial had covered call options on Freddie Mac common stock outstanding on 225,000 shares. Deferred income, which is recorded in the liability section of the balance sheet, is cash that we received when writing the call. If the call expires unexercised this income is realized upon maturity of the call. If the call is exercised, it will be included as gain or loss on the sale of Freddie Mac common stock. Charter Financial has also recorded the unrealized loss and gain in the income statement as the derivative instruments are not accounted for as hedges. The mark to market loss or gain is recorded in noninterest income of our consolidated statement of income. During the three months ended March 31, 2005, holders of the covered call options did not exercise their options to purchase shares of Freddie Mac common stock. Accordingly, the income statement impact is as follows:

Covered Calls

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Gain (Loss) on Fair Value in Income Statement	$484,048	$17,500	$149,990	$95,080
Realized Income	190,042	63,059	158,272	44,711

Income on Covered Calls	$674,090	$80,559	$308,262	$139,791

Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Overview

The purpose of this summary is to provide an overview of the items management focuses on when evaluating our financial condition and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) creating a larger, more profitable and more valuable retail banking franchise; (2) managing the substantial appreciation in our Freddie Mac common stock investment; and (3) efficiently utilizing our capital. Management believes the following points were the most important to that analysis this quarter.

•	We successfully completed the conversion of loan and deposit computer systems.

•	We opened our second LaGrange branch in March.

•	Solid core earnings enhance our ability to support a regular quarterly dividend on a forward looking basis.

•	Our net interest income has improved due to lower amortization of premiums on mortgage securities, reinvestment of cash flow, loan growth, and overall net interest margin expansion.

•	Consistent with our emphasis on attracting and retaining core deposits, deposit fees maintained strong levels.

•	Gains from sales of one-to-four family mortgage loans peaked in fiscal 2003 due to low interest rates. As mortgage rates have increased, our gain on sale has declined due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans for our portfolio.

•	Our exposure to interest rate risk was stable to slightly improved from the prior quarter.

•	Non-performing loans were consistent with the previous quarter. Management believes that the allowance for loan losses is adequate. No provision is indicated as losses and risk in the loan portfolio are essentially the same.

•	The writing of covered call options on Freddie Mac common stock resulted in income of $674,090 for the quarter. There was no exercise of calls during the quarter and thus no gain on sale of stock.

•	Our book value per share was $13.09 at March 31, 2005, of which $8.78 is provided by the after tax equity in our Freddie Mac stock investment.

•	Freddie Mac common stock depreciated from $73.70 per share at December 31, 2004 to $63.20 at March 31, 2005. This was the reason for our other comprehensive loss of $34.0 million. Our book value per share decreased $1.60 per share.

•	A regular quarterly dividend of 25 cents per share was declared for payment to our minority shareholders during the quarter ended March 31, 2005.

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

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged approximately 16%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. First Charter, MHC, subject to the approval of the Office of Thrift Supervision, makes its own determination with respect to each dividend payment as to whether that dividend payment to First Charter, MHC will be waived. In 2003, we implemented a pilot program of selling covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our stockholders.

Managing our Capital. The third major component of our strategy is capital management. During the current quarter, we declared a $0.25 per share dividend. During the first quarter of fiscal 2005, we declared a $2.00 per share special dividend. We increased our capital leverage in fiscal 2003 with the additional retail assets and deposits acquired in the acquisition of EBA Bancshares, Inc. and its wholly owned banking subsidiary, Eagle Bank of Alabama (the “Eagle

Bank Acquisition”). While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. During the quarter, we maintained our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us.

Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases

General

Charter Financial Corporation (“Charter Financial,” “Company”, “us,” or “we”) is a federally-chartered corporation organized in 2001, and is registered as a savings and loan holding company with the Office of Thrift Supervision (the “OTS”). Charter Financial serves as the holding company for CharterBank. First Charter, MHC (the “MHC”), a Federal mutual holding company, owns approximately 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Company, CharterBank or Charter Financial include Charter Financial and CharterBank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 2,012,500 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. On a consolidated basis, Charter Financial owns 4,567,500 shares of Freddie Mac common stock.

Our balance sheet at March 31, 2005 contains $288.7 million of Freddie Mac common stock, of which $282.5 million is unrealized gain. Noninterest-bearing liabilities include $109.0 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $173.5 million representing the net unrealized gain on the Freddie Mac common stock.

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

For the Quarters Ended	Tier 1 Capital	Tier 1 Risk- Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk - Based Capital	Total Risk - Based Capital Ratio
			(Dollars in millions)
March 31, 2005	$75.7	14.28%	9.64%	$151.4	28.56%
December 31, 2004	73.8	13.93	9.38	147.5	27.87
September 30, 2004	72.3	14.19	9.46	144.6	28.37
June 30, 2004	70.8	13.73	9.08	141.5	27.46
March 31, 2004	69.2	14.16	9.38	135.6	27.71
December 31, 2003	67.4	13.90	8.89	134.7	27.81
September 30, 2003	66.4	13.80	8.78	131.0	27.23
June 30, 2003	68.0	14.22	8.81	130.7	27.34
March 31, 2003	67.6	14.33	9.38	135.2	28.67
December 31, 2002	73.9	16.39	11.03	147.8	32.78

At March 31, 2005 and September 30, 2004, we exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios significantly exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $36.5 million to $98.4 million at March 31, 2005.

In June 2002 the quarterly dividend was $0.10 per share. In June 2003 the dividend was doubled and increased again to $0.25 per share in June 2004. A special dividend of $2.00 per share was paid in February 2005. The MHC waived its receipt of dividends in all periods. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

The MHC has waived its right to receive dividends from Charter Financial since its formation and intends to continue to do so, subject to the approval of the OTS. The following table reconciles the total voting shares with the number of shares receiving dividends as adjusted for the waiver of dividends by the MHC at March 31, 2005 and shows that the number of shares that typically receive dividends is a fraction, approximately one-fifth, of the total voting shares.

Total Voting Shares outstanding at March 31, 2005	19,830,705
Less: Unallocated shares in ESOP	(228,694)
Treasury Stock-MRP	(227,031)
Shares held by MHC	(15,857,924)

Total Shares receiving dividends at March 31, 2005	3,517,056

As indicated in the table above, we paid dividends on the 3,517,056 shares held by our minority stockholders. The regular quarterly dividend of $0.25 per share declared in March totaled $879,264 or approximately 35.7% of our net income of $2,462,939 for the quarter.

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

Charter Financial’s primary sources of cash are distributions from CharterBank and possible sales of Freddie Mac common stock. CharterBank is generally permitted by the OTS to distribute its current year’s and prior two years undistributed earnings if CharterBank is well-capitalized after the distribution. Distributions in excess of this level require additional approval from the OTS.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized capital is comprised of accumulated other comprehensive income.

Accumulated other comprehensive income (“Unrealized Equity”) is comprised of net unrealized holding gains on securities available for sale. Unrealized equity at March 31, 2005 was $169.0 million, a $11.4 million decrease from December 31, 2004 of $180.4 million as the price per share of our investment in Freddie Mac common stock decreased from $73.70 to $63.20. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past ten quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Total Capital	Realized Equity	Unrealized Equity	Percentage of Unrealized Capital to Total Capital	Freddie Mac Common Stock Price
			(Dollars in Thousands)
March 31, 2005	$258,546	$89,552	$168,994	65.36%	$63.20
December 31, 2004	290,226	87,213	203,013	69.95	73.70
September 30, 2004	272,500	92,141	180,359	66.19	65.24
June 30, 2004	261,012	89,881	171,131	65.56	63.30
March 31, 2004	252,938	88,856	164,082	64.87	59.06
December 31, 2003	248,743	87,444	161,299	64.85	58.32
September 30, 2003	230,359	86,419	143,940	62.49	52.35
June 30, 2003	226,997	84,408	142,589	62.82	50.77
March 31, 2003	236,784	87,208	149,576	63.17	53.10
December 31, 2002	257,528	91,825	165,703	64.34	59.05

As indicated in the following tables, other comprehensive loss was $34.0 million for the three months ended March 31, 2005, compared to other comprehensive income of $2.8 million for the three months ended March 31, 2004. The other comprehensive loss was primarily the result of the decrease in the price of Freddie Mac common stock during the period ended March 31, 2005. The price of Freddie Mac common stock decreased by $10.50 and increased by $0.74 per share, for the quarters ended March 31, 2005 and March 31, 2004, respectively.

	For the Quarters Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Freddie Mac:
Number of shares	4,567,500	4,567,500	4,605,000	4,620,500	4,620,500
Market Price	$63.20	$73.70	$65.24	$63.30	$59.06
Market Value	$288,666,000	$336,624,750	$300,430,200	$292,477,650	$272,886,730
Unrealized Gain Net of Tax	$173,449,519	$202,896,191	$180,649,622	$175,746,969	$163,718,144

Other Comprehensive Income (Loss)
Related to Mortgage Securities and Other Investments	$(4,572,473)	$407,216	$4,325,607	$(4,980,486)	$1,029,498
Freddie Mac Common Stock	$(29,446,672)	$22,246,569	$4,902,653	$12,028,825	$1,754,052

Total Other Comprehensive Income	$(34,019,145)	$22,653,785	$9,228,260	$7,048,339	$2,783,550

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

In June 2003, we implemented a pilot program of writing covered call options on Freddie Mac common stock with 250,000 shares of stock. When we write a call option we receive a fee or premium. If the call option expires unexercised, we retain this premium and record it as income. If the call option is exercised, the premium is added to the sale proceeds and increases the gain on the sale of Freddie Mac stock. If a call option is in the money as the maturity of the call approaches, we evaluate the economics of allowing the call to be exercised or buying the call to prevent its exercise. The decision to allow the exercise or to repurchase the option is based on several factors including the strike price at which the option would be exercised, alternative investments for the proceeds of the sale, tax considerations, the proportion of realized to unrealized equity and the cost to repurchase the option. We entered into the pilot program with a limited number of shares to improve our understanding of the mechanics and the economics of the program. We expanded the program to 400,000 shares during the December 2004 quarter. During the three months ended December 31, 2004, we sold 37,500 shares of Freddie Mac common stock, and during the year ended September 30, 2004, we sold 35,000 shares of Freddie Mac common stock through exercises of call options. During the three months ended March 31, 2005 there was no Freddie Mac common stock sold.

Critical Accounting Policies

In reviewing and understanding financial information for Charter Financial, you are encouraged to read and understand the significant accounting policies which are used in preparing Charter Financial’s consolidated financial statements.

These policies are described in Note 1 to the consolidated financial statements which were presented in Charter Financial’s 2004 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is one of the most critical. Please see “Asset Quality” for a further discussion of Charter Financial’s methodology in determining the allowance.

The accounting and financial reporting policies of Charter Financial conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires subjective judgment and is important to the presentation of the financial condition and results of operations of Charter Financial.

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

Management believes that the allowance for loan losses is adequate. The loan portfolio is broadly composed of residential real estate loans of 41.7%, constructions loans of 8.6%, commercial purpose loans of 8.2%, nonresidential real estate loans of 35.9% and consumer loans of 5.6%. A total of 86.3% of CharterBank’s loan portfolio is secured by real estate.

In recent years, CharterBank has made an effort to build its business lines, and loans secured by commercial real properties now make up 36.0% of the loan portfolio. CharterBank’s largest funded loan is a $6.3 million loan on a medical office building in the metropolitan Atlanta area. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $23.8 million to various hotel and motel operations. In a significant number of the loans secured by commercial properties, the properties are occupied by the owner and the ongoing operations of the business provide the cash to service the debt. Construction and development loans, which comprise 8.6% of the real estate loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions.

While about half of CharterBank’s originations of residential real estate loans are sold into the secondary market, the other half are retained due to attractive risk and return characteristics. Such loans primarily make up the residential real estate mortgage portfolio. The remainder of the residential portfolio is composed of residential real estate mortgages “held for sale.” These loans are in the process of being sold into the secondary market and, since the credit, the rate and the purchase price have been approved by the buyer, CharterBank takes no credit or interest rate risk with respect to these loans. CharterBank has a risk of non performance from the buyer of these loans.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CharterBank’s allowance for loan losses. Such agencies may require CharterBank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. If we are required to make additions to our allowance for loan losses by the regulatory agencies the additions would reduce our net income and our capital.

In addition, judgments and estimates are made in the determination of premium amortization on mortgage securities as well as the determination of income tax expense.

Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale comprise a significant portion of Charter Financial’s balance sheet, and income on these assets is important to our operating results. Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent price quotations. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

Income taxes are a material expense for Charter Financial. Charter Financial receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction and the difference between 70% of taxable income and 70% of dividends can be significant. Since Charter Financial does not file a consolidated tax return, this determination is made at the individual company level. The actual deduction will be determined at September 30, 2005 based on the level of dividends and the level of taxable income.

Comparison of Financial Condition at March 31, 2005 and

September 30, 2004

At March 31, 2005 our total assets were $1.1 billion, up $2.5 million from September 30, 2004.

The following table shows the actual balance of loans outstanding at March 31, 2005 as well as the average balances of loans outstanding for the past five quarters beginning with March 31, 2004. The risk and return characteristics of loans vary significantly by the type of loan.

For the Quarters Ended	1-4 Family Residential	Construction	Nonresidential Real Estate	Consumer	Commercial Non- Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in thousands)
Actual Balance:
March 31, 2005	$139,423	28,821	120,243	18,629	27,227	334,343	NA

Average Balance:
March 31, 2005	$138,158	26,373	118,162	18,973	28,109	329,775	1.7%
December 31, 2004	$140,779	20,780	119,403	19,504	23,684	324,150	0.8
September 30, 2004	$140,885	21,213	119,602	19,838	20,011	321,549	2.4
June 30, 2004	$138,549	18,612	117,190	19,428	20,290	314,069	2.3
March 31, 2004	$135,671	17,145	113,155	19,778	20,967	306,716	1.0

The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends on interest rates.

Mortgage-backed securities and collateralized mortgage obligations increased 1.85% from $378.4 million at September 30, 2004 to $385.4 million at March 31, 2005. The market value of Freddie Mac common stock decreased $11.7 million, or 3.92%, from $300.4 million to $288.7 million, as the price per share of Freddie Mac common stock decreased from $65.24 at September 30, 2004 to $63.20 at March 31, 2005.

Total deposits increased from $279.6 million at September 30, 2004 to $287.2 million at March 31, 2005. CharterBank has focused on attracting and retaining core deposits in order to reduce interest expense. Accordingly, as shown in the table following, over the last two years, core deposits (checking, money market and savings accounts) have increased from $68.0 million to $126.6 million. Approximately $21.9 million of the increase in the March 2003 quarter was a result of the of Eagle Bank Acquisition. Fees on core deposit accounts increased from $356,000 in the March 2003 quarter to $632,000 in the March 2005 quarter.

	Deposit Fees	Transaction Accounts	Savings	Money Market Accounts	Total Core Deposits	Certificates of Deposit
	(Dollars in thousands)
March 31, 2005	$632	65,245	15,698	45,623	126,566	160,666
December 31, 2004	670	61,164	14,674	46,662	122,500	147,741
September 30, 2004	689	64,304	14,980	50,066	129,350	150,225
June 30, 2004	625	61,783	14,430	54,038	130,251	162,753
March 31, 2004	673	61,672	14,816	53,514	130,002	160,999
December 31, 2003	563	56,061	14,610	28,884	99,555	171,765
September 30, 2003	496	53,048	15,419	31,079	99,546	179,840
June 30, 2003	463	50,024	14,647	33,934	98,605	178,006
March 31, 2003	356	46,609	14,779	34,169	95,557	181,926
December 31, 2002	402	32,621	9,302	26,167	68,090	140,462

Management will continue to use FHLB advances and repurchase agreements to fund the securities and loan portfolios. The maturity dates of new advances will be determined at the time the advance is taken and will be based on interest rates, Charter Financial’s interest rate risk profile and other factors. Repurchase agreements are generally less than 45 days to maturity and carry rates at or slightly above one month LIBOR. Borrowings increased $14.9 million or 3.8% from $392.8 million at September 30, 2004 to $407.7 million at March 31, 2005 as mortgage securities also increased $7.0 million.

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

Total capital decreased to $258.5 million at March 31, 2005 from $272.5 million at September 30, 2004. Unrealized equity decreased to $169.0 at March 31, 2005 from $180.4 million at September 30, 2004 primarily as a result of the price of Freddie Mac stock decreasing to $63.20 per share at March 31, 2005 from $65.24 at September 30, 2004. Realized capital increased to $89.6 million at March 31, 2005 from $92.1 million at September 30, 2004.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

General

Net income was $2.5 million for the three months ended March 31, 2005, which was $257,224 higher than the net income of $2.2 million for the three months ended March 31, 2004. The most significant factors in the earnings increase were higher net interest income and $674,090 of income on the Freddie Mac common stock related to our covered call program.

Net Interest Income

As shown in the following table, net interest income increased $400,000 from $5.4 million for the three months ended March 31, 2004 to $5.8 million for the three months ended March 31, 2005. For the same periods, our net interest spread decreased from 1.23% to 0.98% and our net interest margin increased from 2.13% to 2.16%.

For the Quarters Ended	Net Interest Income	Net Interest Rate Spread	Net Interest Margin	Net Amortization of Premium on Mortgage- related Securities	Yield on Freddie Mac Common Stock
			(Dollars in thousands)
March 31, 2005	$5,757	0.98%	2.16%	$73	2.09%
December 31, 2004	5,640	0.97	2.12	90	1.79
September 30, 2004	5,690	1.15	2.17	84	1.85
June 30, 2004	5,460	1.25	2.16	101	2.05
March 31, 2004	5,419	1.23	2.13	129	1.97
December 31, 2003	5,176	1.19	2.07	204	1.91
September 30, 2003	4,345	0.89	1.79	456	2.04
June 30, 2003	3,951	0.53	1.64	663	1.83
March 31, 2003	3,672	0.34	1.56	995	1.84

The net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. Charges against interest income for net premium amortization reached its peak in the March 2003 quarter, with amortization of $995,000. By the March 2005 quarter, net amortization of premiums on mortgage-related securities had decreased to $73,000 due to the increase of interest rates. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected, causing our securities to pay off sooner than expected and triggering acceleration of amortization.

Our net interest spread and, to a lesser extent, our net interest margins are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. As of the quarter ended March 31, 2005, the Freddie Mac common stock was 28.7% of our earning assets with a yield of 2.09%. Our yield on assets with Freddie Mac dividends was 4.16%; without it was 4.99%. As of March 31, 2005, our mortgage securities were 37.2% of our earning assets and 52.2% of earning assets, excluding Freddie Mac common stock. Our yield on mortgage securities was 4.29% and our cost of borrowings was 3.74% for a spread of 55 basis points on the wholesale component of our balance sheet. Our net interest spread and margin would be significantly higher if this portion of our balance sheet were smaller. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table above, the yield on Freddie Mac common stock has increased and helped the net interest spread. The increase in the yield on Freddie Mac common stock is from the increased dividend on Freddie Mac common stock from $.30 per share per quarter to $.35 per share per quarter and the lower price of Freddie Mac common stock.

Our net interest spread and net interest margin are impacted by changes in interest rates and the corresponding changes in mortgage loan prepayments. As interest rates go down and mortgage prepayments increase, we receive cash for an increased portion of our loan assets and securities that are supported by loans. With the lower interest rates the yield from reinvesting this increased level of cash is lower and thus our net interest spread and margin are reduced. As interest rates increase, loan prepayments slow and we have reduced levels of cash to reinvest at higher interest rates which also reduces our net interest spread and net interest margin.

The table below shows the yields or costs of other significant components of our net interest income.

For the Quarters Ended	Yield on Mortgage Securities	Yield on Loans	Costs of Certificates of Deposit	Costs of Deposits	Costs of Borrowings
March 31, 2005	4.29%	5.99%	2.80%	2.25%	3.74%
December 31, 2004	4.12	6.10	2.67	2.05	3.67
September 30, 2004	4.01	5.80	2.34	1.80	3.41
June 30, 2004	3.62	5.75	2.26	1.72	3.19
March 31, 2004	3.40	5.79	2.38	1.81	2.94
December 31, 2003	3.47	5.87	2.48	1.95	3.01
September 30, 2003	2.84	6.12	2.64	2.08	3.19
June 30, 2003	2.78	6.31	2.91	2.31	3.53
March 31, 2003	2.85	6.73	3.16	2.52	3.66
December 31, 2002	3.22	7.00	3.45	2.76	3.79

Costs of borrowings reached their low point in the March 2004 quarter at 2.94% and subsequently increased to 3.74%. The increase is a combination of a general increase in interest rates and Charter Financial’s shift to a higher proportion of fixed rate borrowings. While some of the borrowings have monthly rate resets, we have $287.0 million of fixed rate borrowings with a weighted average remaining maturity of approximately four years and an average rate of 4.31%.

The yield on mortgage securities has increased from 3.40% in March of 2004 to 4.29% for March of 2005 for an increase of 89 basis points. The yield in the March, June and September 2003 quarters was reduced significantly by high net premium amortization as mortgage security portfolios were paid off rapidly due to low mortgage rates and record rates of refinancing. Additionally, yields on securities declined during early fiscal 2003 as a result of management’s decision to reinvest the heavy cash inflows from rapidly prepaying fixed rate mortgage securities into adjustable rate mortgage securities. In August of 2003, management increased its investment in fixed rate mortgage securities and by March 31, 2005, fixed rate mortgage securities comprised 63% of the total mortgage securities portfolio, compared to 46% at March 31, 2004.

As shown in the preceding table, the yield on loans has increased 20 basis points over the past four quarters from 5.79% for the March 2004 quarter to 5.99% for the March 2005 quarter. Average loans outstanding increased to $329.8 million during the March 2005 quarter from $306.7 million for the March 2004 quarter.

Also, shown in the preceding table, the costs of deposits increased 44 basis points from 1.81% for the March 2004 quarter to 2.25% for the March 2005 quarter. The increase was attributable to certificates of deposit which had an increase of 42 basis points and the money market portion of transaction accounts which had an increase of 109 basis points.

The 89 basis point increase from March 2004 to March 2005 in the yield on mortgage securities slightly exceeds the 80 basis point increase in the cost of borrowings. The 44 basis point increase in the cost of deposits exceeded the 20 basis point increase in the yield on loans. The increase in deposit costs was the primary cause of the decrease in interest spread from the prior year quarter of 25 basis points. The 101 basis point drop in loan yield, from the December 2002 quarter to the March 2005 quarter, was comparable to the 51 basis point decrease in the costs of deposits for the same period. For these same two periods, the increase in mortgage securities yields of 107 basis points was significantly higher than the decrease of 5 basis points in the cost of borrowings. This provided a significant boost to the net interest spread, net interest margin and net interest income. In addition, the increase in dividends on Freddie Mac common stock contributed to the increase in net interest income.

Interest income increased by $1.7 million to $11.1 million for the three months ended March 31, 2005 from $9.4 million for the three months ended March 31, 2004. The main reasons were an increase of $864,290 in interest on mortgage securities resulting from higher yields and an increase in interest on loans of $503,364 resulting from higher average loan balances.

Interest expense increased by $1.3 million from $4.0 million for the three months ended March 31, 2004 to $5.3 million for the three months ended March 31, 2005. Interest expense on deposits and borrowings increased $221,373 and $1,056,299, respectively, in 2005 compared to 2004. The increase in interest expense on deposits is due to higher interest rates and the increase in the interest expense on borrowings is a combination of higher balances and higher interest rates.

In the following table, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of March 31, 2005.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on our cost basis of approximately 103.56% at March 31, 2005. However, the dividend yield on the market value of the Freddie Mac common stock was 2.09%.

	For the Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of March 31, 2005
			(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions (1)	$2,814	$15	2.13%	$2,989	$24	3.21%	$3,068
FHLB common stock and other equity securities	15,859	151	3.81	12,119	105	3.47	16,081
Mortgage-backed securities and collateralized mortgage obligations available for sale	396,396	4,249	4.29	398,420	3,384	3.40	385,406
Other investment securities available for sale	13,895	102	2.94	14,300	103	2.88	13,823
Loans receivable (2)	329,775	4,942	5.99	306,716	4,441	5.79	334,343

Total interest-earning assets excluding Freddie Mac common stock	758,739	9,459	4.99	734,544	8,057	4.39	752,721
Freddie Mac common stock	305,734	1,599	2.09	281,534	1,386	1.97	288,666

Total interest-earning assets including Freddie Mac common stock (3)	1,064,473	11,058	4.16	1,016,078	9,443	3.72	1,041,387
Total noninterest-earning assets	28,060	—		24,672	—		29,266

Total assets	$1,092,533	11,058		$1,040,750	9,443		$1,070,653

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$39,183	$71	0.72	$37,422	$42	0.45	$40,261
Savings accounts	15,344	9	0.23	14,737	9	0.24	15,698
Money market deposit accounts	43,863	266	2.43	42,084	141	1.34	45,623
Certificate of deposit accounts	149,885	1,050	2.80	164,843	982	2.38	160,666

Total interest-bearing deposits	248,275	1,396	2.25	259,086	1,174	1.81	262,248
Borrowed funds	417,616	3,905	3.74	387,244	2,849	2.94	407,714

Total interest-bearing liabilities	665,891	5,301	3.18	646,330	4,023	2.49	669,962
Noninterest-bearing deposits	24,099			21,873			24,984
Other noninterest-bearing liabilities	129,260	—		114,547	—		117,162

Total noninterest-bearing liabilities	153,359	—		136,420	—		142,146
Total liabilities	819,250	5,301		782,750	4,023		812,108
Total stockholders’ equity	273,283	—		258,000	—		258,545

Total liabilities and stockholders’ equity	$1,092,533	5,301		$1,040,750	4,023		$1,070,653

Net interest income including Freddie Mac common stock		$5,757			$5,420

Net interest rate spread, including Freddie Mac common stock (4)			0.98%			1.23%
Net interest margin including Freddie Mac common stock (5)			2.16%			2.13%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			159.86%			157.21%
Net interest income, excluding Freddie Mac common stock dividends		$4,158			$4,034

Net interest rate spread, excluding Freddie Mac common stock (6)			1.81%			1.90%
Net interest margin, excluding Freddie Mac common stock (7)			2.19%			2.20%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			113.94%			113.65%

(1)	Interest income included $17,606 in 2004 which was earned on a federal income tax refund.

(2)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.
(3)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(7)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The following table is a reconciliation of net interest margin with and without Freddie Mac common stock.

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Net Interest Spread	Net Interest Margin	Net Interest Spread	Net Interest Margin
Including Freddie Mac Common Stock	0.98%	2.16%	1.23%	2.13%
Excluding Freddie Mac Common Stock	1.81	2.19	1.90	2.20

Attributable to Freddie Mac Common Stock	(0.83)%	(0.03)%	(0.67)%	(0.07)%

Provision for Loan Losses

No provision for loan losses was taken for the three months ended March 31, 2005 and 2004. CharterBank had net charge-offs of $33,000 for the three months ended March 31, 2005 compared to $ 222,400 for the three months ended March 31, 2004. The 2004 chargeoffs included $216,206 of loans acquired in the Eagle Bank Acquisition for which reserves had been brought forward in purchase accounting.

Noninterest Income

Noninterest income decreased to $1.7 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004. The table below shows the components of noninterest income for the last ten quarters. There was a $15,700 gain on sale of securities during the three months ended March 31, 2005 compared to $626,700 for the three months ended March 31, 2004. The March 2004 gain on sale of securities included $592,000 in gain on the sale of Freddie Mac common stock resulting from the exercise of calls written as a part of Charter Financial’s covered call program. Other income included income of $674,090, primarily a mark to market gain, on the Freddie Mac stock covered call program. The March 2005 gain on sale of loans of $201,283 is the lowest level recorded in the last ten quarters as one-to-four family mortgage rates have increased and the levels of refinancing and originations of conforming loans have dropped. Other income for the March 2005 quarter included $69,926 in brokerage commissions which was a slight increase from the same quarter the prior year.

For the Quarters Ended	Loan Servicing Fees	Deposit Fees	Gain on Sale of Loans	Gain (Loss) on Sale of Investments, Net	Equity in Gain (Loss) of Limited Partnership	Other Income (Expense)
	(Dollars in thousands)
March 31, 2005	$58	$632	$201	$16	$—	$788
December 31, 2004	62	670	233	2,599	—	(272)
September 30, 2004	62	689	255	988	(200)	193
June 30, 2004	57	625	345	38	—	65
March 31, 2004	58	672	309	627	—	177
December 31, 2003	32	563	242	576	—	134
September 30, 2003	27	496	657	773	—	170
June 30, 2003	(11)	463	886	4	—	126
March 31, 2003	79	356	643	—	(61)	111
December 31, 2002	61	402	589	103	(46)	66

Noninterest Expense

Noninterest expense increased $247,342 to $4.5 million for the three months ended March 31, 2005 from $4.3 million for the same period in 2004. The table following shows the components of noninterest expense for the past five quarters.

	For the Quarters Ended
	March 2005	December 2004	September 2004	June 2004	March 2004
	(Dollars in Thousands)
Compensation & employee benefits	$2,586	$2,790	$2,593	$2,482	$2,505
Occupancy	654	692	599	535	621
Legal & professional	318	237	212	170	239
Marketing	261	171	228	196	248
Furniture & equipment	187	195	157	154	134
Postage, office supplies, and printing	128	118	128	121	94
Federal insurance premiums and other regulatory fees	58	56	56	56	56
Net cost (gain) of operations of real estate owned	10	(3)	3	15	43
Deposit premium amortization expense	49	51	51	51	55
Other	279	294	334	333	288

Total	$4,530	$4,601	$4,361	$4,113	$4,283

Compensation and benefits for the quarter ended March 31, 2005 was $2.6 million; this reflects an increase of $80,963 over the quarter ended March 31, 2004 and a decrease of $204,442 compared to the quarter ended December 31, 2004. The quarterly cost of Charter Financial’s restricted stock grants decreased to $38,673 as the $2.00 per share special dividend was treated as restricted stock compensation expense on unvested restricted stock grants in the prior quarter. Future levels of expense will depend on the level of dividends, the number of shares granted, the price of the stock on the date of the grant, and the vesting period.

Income Taxes

Income taxes decreased to $459,559 for the three months ended March 31, 2005 from $775,033 for the three months ended March 31, 2004, for a decrease of $315,474. A revision to the Company’s process for considering the impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, was the primary reason for the lower effective tax rate in the quarter ended March 31, 2005.

Comparison of Operating Results for the Six Months Ended

March 31, 2005 and 2004

General

Net income was $5.4 million for the six months ended March 31, 2005, which was $1.5 million higher than the net income of $3.9 million for the six months ended March 31, 2004. The most significant factors in the earnings increase were the significantly higher net interest income and noninterest income.

Net Interest Income

Net interest income increased $802,000 million from $10.6 million for the six months ended March 31, 2004 to $11.4 million for the six months ended March 31, 2005. For the same periods, our net interest spread decreased from 1.22% to 0.97% and our net interest margin increased from 2.10% to 2.14%.

Interest income increased by $2.8 million to $21.7 million for the six months ended March 31, 2005 from $18.9 million for the six months ended March 31, 2004. The main reasons were an increase in interest on loans of $1.0 million resulting from higher average loan balances and higher yields on mortgage securities due to higher overall interest rates and a higher proportion of fixed rate securities in our portfolio.

Interest expense increased by $2.0 million from $8.3 million for the six months ended March 31, 2004 to $10.3 million for the six months ended March 31, 2005. Interest expense on deposits and borrowings increased $277,547 and $1.7 million, respectively, in 2005 compared to 2004 due primarily to higher interest rates and secondarily to a higher proportion of fixed rate borrowings.

Our net interest spread and, to a lesser extent, our net interest margins are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table below, the yield on Freddie Mac common stock has increased with the increased yield helping the net interest spread. A portion of the increase in the Freddie Mac yield is from the increased dividend and a portion is from a lower market price of Freddie Mac common stock.

Costs of borrowings have increased from 2.97% for the six months ended March 31, 2004 to 3.71% for the six months ended March 31, 2005. While the some of the borrowings have monthly interest rate resets, we have $287.0 million of fixed rate borrowings with a weighted average remaining maturity of approximately four years and an average rate of 4.31%.

In the following table, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of March 31, 2005.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on cost basis of approximately 96.22% at March 31, 2005. However, the dividend yield on the market value of the Freddie Mac common stock was 1.94%.

	For the Six Months Ended March 31,
	2005			2004			Balance as of March 31, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions (1)	$3,411	$35	2.05%	$3,598	$38	2.11%	$3,068
FHLB common stock and other equity securities	15,573	295	3.79	12,728	223	3.50	16,081
Mortgage-backed securities and collateralized mortgage obligations available for sale	396,127	8,330	4.21	406,668	6,982	3.43	385,406
Other investment securities available for sale	15,179	219	2.89	12,331	184	2.98	13,823
Loans receivable (2)	326,932	9,883	6.05	305,131	8,895	5.83	334,343

Total interest-earning assets excluding Freddie Mac common stock	757,222	18,762	4.96	740,456	16,322	4.41	752,721
Freddie Mac common stock	306,430	2,976	1.94	266,588	2,590	1.94	288,666

Total interest-earning assets including Freddie Mac common stock (3)	1,063,652	21,738	4.09	1,007,044	18,912	3.76	1,041,387
Total noninterest-earning assets	27,491	—		24,307	—		29,266

Total assets	$1,091,143	21,738		$1,031,351	18,912		$1,070,653

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$39,296	$126	0.64	$35,167	$86	0.49	$40,261
Savings accounts	15,115	19	0.25	14,883	21	0.28	15,698
Money market deposit accounts	47,192	509	2.16	36,583	236	1.29	45,623
Certificate of deposit accounts	149,126	2,042	2.74	170,625	2,076	2.43	160,666

Total interest-bearing deposits	250,729	2,696	2.15	257,258	2,419	1.88	262,248
Borrowed funds	412,424	7,645	3.71	396,590	5,898	2.97	407,714

Total interest-bearing liabilities	663,153	10,341	3.12	653,848	8,317	2.54	669,962
Noninterest-bearing deposits	24,428			21,452			24,984
Other noninterest-bearing liabilities	127,081	—		108,474	—		117,162

Total noninterest-bearing liabilities	151,509	—		129,926	—		142,146
Total liabilities	814,662	10,341		783,774	8,317		812,108
Total stockholders’ equity	276,481	—		247,577	—		258,545

Total liabilities and stockholders’ equity	$1,091,143	10,341		$1,031,351	8,317		$1,070,653

Net interest income including Freddie Mac common stock		$11,397			$10,595

Net interest rate spread, including Freddie Mac common stock (4)			0.97%			1.22%
Net interest margin including Freddie Mac common stock (5)			2.14%			2.10%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			160.39%			154.02%
Net interest income, excluding Freddie Mac common stock dividends		$8,421			$8,005

Net interest rate spread, excluding Freddie Mac common stock (6)			1.84%			1.87%
Net interest margin, excluding Freddie Mac common stock (7)			2.22%			2.16%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			114.19%			113.25%

(1)	Interest income included $20,944 in 2004 which was earned on a federal income tax refund.

(2)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.
(3)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(7)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The relatively low net interest spread is a combination of a balance sheet structure with a high proportion of Freddie Mac common stock, which has a low yield of 1.94% compared to loans and mortgage securities, and a high proportion of mortgage securities which also yield significantly less than loans. The margin is also impacted by high rate borrowings, which were put on in fiscal 2001 to reduce interest rate risk as well as the recent effects of low interest rates on residential mortgage loans, including amortization of premium on collateralized mortgage obligations and the high prepayments of portfolio mortgage loans and securities.

The following table is a reconciliation of net interest margin with and without Freddie Mac common stock.

	Six Months Ended March 31, 2005		Six Months Ended March 31, 2004
	Net Interest Spread	Net Interest Margin	Net Interest Spread	Net Interest Margin
Including Freddie Mac Common Stock	0.97%	2.14%	1.22%	2.10%
Excluding Freddie Mac Common Stock	1.84	2.22	1.87	2.16

Attributable to Freddie Mac Common Stock	(0.87)%	(0.08)%	(0.65)%	(0.06)%

Provision for Loan Losses

The provision for loan losses was $30,000 for the six months ended March 31, 2004, while no provision was taken for the six months ended March 31, 2005. CharterBank had net charge-offs of $245,836 for the six months ended March 31, 2005 compared to $289,789 for the six months ended March 31, 2004. Of the chargeoffs in the six months ended March 31, 2005, $222,000 related to a loan acquired in the Company’s acquisition of Citizens National Bank in 1999 for which specific reserves were held.

Noninterest Income

Noninterest income improved from $3.4 million for the six months ended March 31, 2004 to $5.0 million for the six months ended March 31, 2005. The 2005 gain on the sale of Freddie Mac common stock was $2,576,777 resulting from the exercise of calls written as a part of Charter Financial’s covered call program. Other income included $308,262 in income on the covered call program. Loan servicing income was $120,000 for the six months ended March 31, 2005 compared to $90,000 for the six months ended March 31, 2004. Other income for the six month period included $161,000 in brokerage commissions which was an increase from the same period in the prior year.

Noninterest Expense

Noninterest expense increased $449,000 for the six months ended March 31, 2005 from the same period in 2004. The table following shows the components of noninterest expense for the six months ended March 31, 2005 and 2004

	For the Six Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Compensation & employee benefits	$5,376	$5,052
Occupancy	1,347	1,280
Legal & professional	555	504
Marketing	432	438
Furniture & equipment	383	257
Postage, office supplies, and printing	246	220
Federal insurance premiums and other regulatory fees	114	110
Net cost of operations of real estate owned	7	51
Deposit premium amortization expense	99	113
Other	572	657

Total	$9,131	$8,682

Compensation and benefits for the six months ended March 31, 2005 was $5.4 million; approximately $324,000 higher than the six months ended March 31, 2004. Cost of Charter Financial’s restricted stock grants increased as the $2.00 per share special dividend is treated as restricted stock compensation expense on unvested restricted stock grants. Future levels of expense will depend on the level of dividends, the number of shares granted, the price of the stock on the date of the grant, and the vesting period.

Income Taxes

Income taxes increased to $1,866,197 for the six months ended March 31, 2005 from $1,353,166 for the six months ended March 31, 2004, for an increase of $513,031. The effective tax rate increased slightly from 25.65% for the six months ended March 31, 2004 to 25.73% for the six months ended March 31, 2005. The impact of the corporate dividends received deduction, which applies to dividends on Freddie Mac common stock, contributed to the lower effective tax rate in 2004. The dividends received deduction had a greater impact on the 2004 period than the 2005 period due to the lower level of taxable income in the 2004 period.

Asset Quality

The following table shows that nonperforming loans declined from $5.9 million at September 30, 2004 to $5.6 million at March 31, 2005. Nonperforming loans acquired in the Eagle Bank acquisition made up $751,000 of these loans at March 31, 2005. Nonperforming loans as a percent of total loans increased from 1.81% at September 30, 2004 to 1.88% at March 31, 2005. Approximately 88% of our nonaccrual loans had real estate as collateral at March 31, 2005.

Nonperforming loans are not accruing interest. The following table shows under-performing loans and nonperforming assets.

	March 31, 2005	September 30, 2004
	(In thousands)
Under-performing loans	$389	195

Total nonperforming loans	5,586	5,865
Foreclosed real estate, net	705	453

Total nonperforming assets	$6,291	6,318

Nonperforming loans to total loans	1.88%	1.81%
Nonperforming assets to total assets	0.59%	0.59%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans increased from $195,000 at September 30, 2004 to $389,000 at March 31, 2005.

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

Charter Financial segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. On an ongoing basis, an organizationally independent department reviews grade assignments and considers current information regarding a borrowers’ financial condition and debt service capacity, collateral condition and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan, generally based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans. Charter Financial has developed specific quantitative reserve factors which it applies to each loan type to develop reserve components. These reserve factors are based upon economic, market and industry conditions that are specific to Charter Financial’s local markets and consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. They are subjective in nature and require considerable judgment on the part of CharterBank’s management. However, it is CharterBank’s opinion that these items do represent uncertainties in CharterBank’s business environment that must be factored into CharterBank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan classification system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. There were no provisions for loan losses taken for the three months ended March 31, 2005, and for the three months ended March 31, 2004. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

During fiscal 2005, the allowance for loan losses decreased by $245,836 to $6.4 million at March 31, 2005, due to net charge-offs of $245,836 for which reserves had been brought forward in purchase accounting. Of the net charge-offs, $249,481 related to loans acquired in the Eagle Bank Acquisition. When reviewing the allowance for loan losses, it is important to understand Charter Financial’s lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. Charter Financial has mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

We have no loans that are not currently disclosed as non-accrual, past due, underperforming or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms.

Commitments

Charter Financial had commitments to fund loans at March 31, 2005 of approximately $46.1 million. Commitments to fund loans include unused consumer credit lines of approximately $9.3 million, unused commercial credit lines of approximately $15.7 million, unfunded loans in process of approximately $14.4 million, mortgage loans, primarily for portfolio, of approximately $3.5 million, and nonresidential loans of approximately $3.2 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so Charter Financial has no interest rate risk on these loans.

CharterBank is party to lines of credit in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. CharterBank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. CharterBank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Charter Financial’s commitments are funded through internal funding sources. These internal sources include scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of Charter Financial’s commitments to extend credit, leases and funding sources consisting of deposits, FHLB advances and borrowed funds.

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$3,462,984	—	—	—	—
Loan commitments to fund construction loans in process	14,411,371	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	3,226,000	—	—	—	—

Available home equity and unadvanced lines of credit	24,973,988	—	—	—	—
Letters of credit	504,111	—	—	—	—
Lease agreements	108,457	44,856	44,856	14,952	—
Deposits	238,038,565	21,480,876	15,074,573	5,330,378	7,057,763
Securities sold under agreements to repurchase	93,794,000	—	—	—	—
FHLB advances	26,920,000	50,000,000	100,000,000	—	10,000,000

Total commitments and contractual obligations	$405,439,476	71,525,732	115,119,429	5,345,330	17,057,763

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments

We had no material commitments to originate loans held for sale at March 31, 2005. In prior periods these commitments were accounted for at fair value.

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

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $287.2 million at March 31, 2005, compared to $279.6 million at September 30, 2004. Total deposits increased by $7.7 million during the six months ended March 31, 2005. Wholesale deposits were $49.0 million at March 31, 2005 compared to $34.1 million at September 30, 2004. Wholesale deposits included $21.6 million and $100,000 in brokered deposits at March 31, 2005 and September 30, 2004, respectively. In March 2005 we replaced $21 million of short term borrowings with 90 day brokered certificates of deposit. Time deposit accounts scheduled to mature within one year were $111.5 million and $98.3 million at March 31, 2005 and September 30, 2004, respectively. While CharterBank has experienced certificates of deposit run-off, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At March 31, 2005, our maximum borrowing capacity from the FHLB was approximately $376.6 million compared to $373.3 million at September 30, 2004. At March 31, 2005, we had outstanding FHLB borrowings of $313.9 million compared to $292.1 million at September 30, 2004, with unused borrowing capacity of $62.7 million and $81.2 million, respectively.

In addition, we may enter into reverse repurchase agreements with approved broker-dealers. At March 31, 2005, repurchase agreements totaled $93.8 million, a $6.9 million decrease from the amount outstanding at September 30, 2004 of $100.7 million. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can also obtain funds in the brokered deposit markets.

We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $69.7 million for the six months ended March 31, 2005. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

The interest rate environment, specifically low one-to-four family mortgage rates, impacts refinancing activity and, accordingly, cash flow from prepayments of mortgage securities. The level of this cash flow depends on the ongoing level of refinancing, and, thus, it is difficult to determine at this time.

Our primary investing activities are:

•	The origination of commercial real estate, one-to-four family real estate, commercial and consumer loans

•	The purchase of mortgage and investment securities

•	Capital expenditures

During the six months ended March 31, 2005, we originated approximately $72.8 million in total loans. Residential mortgage loans accounted for 41.14% of the originations, construction loans for 26.24%, commercial and commercial real estate for 28.74%, and consumer loans for 3.88%. At March 31, 2005 and September 30, 2004, CharterBank had loan commitments to borrowers of approximately $21.1 million and $19.5 million, respectively, and available home equity and unadvanced lines of credit of approximately $25.0 million and $26.7 million, respectively. Of the $30.0 million in residential mortgage loans originated, $6.2 million were sold to investors.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $90.1 million for the six months ended March 31, 2005, and $185.3 million for the six months ended March 31, 2004. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years.

Capital expenditures of $3.4 million during the six months ended March 31, 2005 included approximately $3.0 million for branch expansions, and the new Charter Corporate Center. We anticipate capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2005. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Charter Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Charter Financial’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In December 2004, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-03 Accounting for Certain Loans or Debt Securities Acquired in a transfer. SOP 03-03 requires that a valuation allowance for loans acquired in a transfer, including a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect of this new standard on the Company’s financial position or results of operations is not expected to be material upon or after adoption.

In December 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (Statement 123R). Statement 123R requires companies to recognize in their financial statements the cost resulting from all share-based payment transactions using a fair value-based measurement model. Share-based payment transactions include transactions in which the entity issues stock, share options or other equity instruments in exchange for goods or services. A fair value-based measurement model requires the fair value of share-based payments issued to non-employees to be recorded at the fair value of the goods or services received. For payments to employees to be recorded at the fair value of the goods or services received. For payments to employees, Statement 123R requires that share-based payments be recorded at their fair value and be classified as either a liability or equity. Entities are required to estimate the fair value of share-based payments to employees using a mathematical model that reflects the most accurate valuation given the information available and incorporates various factors, including exercise price of the option, expected volatility of the entity’s stock, expected term of the award, performance/service/market conditions, expected dividends, the risk-free rate, and grant date share price. Payments classified as liabilities are required to be remeasured at the end of each reporting period. The fair value of awards classified as equity is required to be recognized over the requisite service period of the period during which the employee is expected to provide service to earn the award. Statement 123R replaces Statement 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Statement 123R will become effective for Charter Financial in reporting periods beginning after June 15, 2005, requiring all share-based payments granted or modified subsequent to the implementation date to be accounted for under Statement 123R. Charter Financial expects to record quarterly compensation expense of less than $0.01 per share as a result of the adoption of Statement 123R and has not yet determined the transition method.

Impact of Inflation and Changing Prices

The consolidated financial statements and accompanying notes of Charter Financial have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Item 3

Quantitative and Qualitative Disclosures about

Market Risk

As of March 31, 2005, there were no substantial changes from the interest rate sensitivity analysis or changes in the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2004. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2004 included in Charter Financial’s 2004 annual report on Form 10-K.

Item 4

Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

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

Charter Financial held its annual meeting of shareholders on March 16, 2005. The proposal submitted to the shareholders at the Meeting was approved. The proposal submitted to shareholders and the tabulation of votes for the proposal is as follows:

Election of three candidates to the board of directors.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Against	Abstentions
David Z. Cauble, III	17,157,981	0	142,900
Robert L. Johnson	17,162,296	0	138,675
David L. Strobel	17,162,371	0	138,600

There were no broker non-votes applicable to this matter.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1 Rule 13a-14(a)/15(d)-14(a) Certifications

32.1 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2005	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Chief Financial Officer, Vice President
And Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications