Form 10-Q
period 2005-06-30
CHARTER FINANCIAL CORP/GA
filed 2005-08-09
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward – looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

•	the ability of our customers to make loan payments;

•	the performance of Freddie Mac common stock price and the level of dividends received;

•	changes in accounting principles, policies, or guidelines;

•	changes in legislation or regulation; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

June 30, 2005 and September 30, 2004

(unaudited)

	June 30, 2005	September 30, 2004
Assets
Cash and amounts due from depository institutions	$13,045,073	10,128,105
Interest-bearing deposits in other financial institutions	2,332,142	2,243,124

Cash and cash equivalents	15,377,215	12,371,229

Loans held for sale, market value of $1,598,636 and $2,125,463 at June 30, 2005 and September 30, 2004, respectively	1,504,865	2,077,510
Freddie Mac common stock	295,981,125	300,430,200
Mortgage-backed securities and collateralized mortgage obligations available for sale	379,885,784	378,356,607
Other investment securities available for sale	9,950,740	22,156,750
Federal Home Loan Bank stock	14,956,900	14,842,500

Loans receivable	345,455,032	323,546,874
Unamortized loan origination fees, net	(906,292)	(773,461)
Allowance for loan losses	(6,348,230)	(6,622,597)

Loans receivable, net	338,200,510	316,150,816

Real estate owned	861,143	452,671
Accrued interest and dividends receivable	3,378,708	3,004,224
Premises and equipment, net	13,760,467	11,195,770
Intangible assets, net of amortization	5,810,195	5,954,119
Other assets	1,850,164	1,208,622

Total assets	$1,081,517,816	1,068,201,018

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$291,772,911	279,574,709
Borrowings	395,817,000	392,789,000
Advance payments by borrowers for taxes and insurance	815,724	1,189,587
Deferred income taxes	109,640,727	111,602,661
Other liabilities	14,703,479	10,544,824

Total liabilities	812,749,841	795,700,781

Stockholders' Equity:
Common stock, $0.01 par value; 19,830,705 and 19,823,905 shares issued at June 30, 2005 and September 30, 2004, respectively; 19,603,674 and 19,596,874 shares outstanding at June 30, 2005 and September 30, 2004, respectively	198,307	198,239
Additional paid-in capital	38,473,877	37,831,575
Treasury stock, at cost; 227,031 shares at June 30, 2005 and September 30, 2004	(7,059,824)	(7,059,824)
Unearned compensation - Employee Stock Ownership Plan	(2,286,940)	(2,454,940)
Retained earnings	62,204,279	63,626,113
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	177,238,276	180,359,074

Total stockholders' equity	268,767,975	272,500,237

Total liabilities and stockholders' equity	$1,081,517,816	1,068,201,018

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended June 30, 2005 and 2004

(unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Interest and dividend income:
Loans receivable	$5,284,971	4,517,108	15,168,037	13,412,449
Mortgage-backed securities and collateralized mortgage obligations	4,235,311	3,492,205	12,564,881	10,473,986
Equity securities	1,781,215	1,492,535	5,052,282	4,305,673
Debt securities	92,709	149,313	311,927	333,098
Interest-bearing deposits in other financial institutions	27,216	10,968	62,173	49,025

Total interest and dividend income	11,421,422	9,662,129	33,159,300	28,574,231

Interest expense:
Deposits	1,538,909	1,166,005	4,234,958	3,584,507
Borrowings	4,070,985	3,036,058	11,715,816	8,934,074

Total interest expense	5,609,894	4,202,063	15,950,774	12,518,581

Net interest income	5,811,528	5,460,066	17,208,526	16,055,650

Provision for loan losses	—	—	—	30,000

Net interest income after provision for loan losses	5,811,528	5,460,066	17,208,526	16,025,650

Noninterest income:
Gain on sale of loans and servicing released loan fees	195,793	345,153	630,077	897,269
Service charges on deposit accounts	679,030	624,986	1,981,006	1,860,357
Gain on sale of Freddie Mac common stock	1,905,743	—	4,482,520	1,125,022
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	37,787	38,069	115,259
Loan servicing fees	64,476	56,587	184,365	146,287
Gain on operation of covered call program	140,955	(2,226)	449,217	137,564
Brokerage commissions	104,137	61,029	265,057	188,911
Other	17,909	6,165	65,085	50,207

Total noninterest income	3,108,043	1,129,481	8,095,396	4,520,876

Noninterest expenses:
Salaries and employee benefits	2,212,453	2,485,222	7,587,999	7,536,588
Occupancy	769,821	535,289	2,116,225	1,815,710
Legal and professional	471,225	170,382	1,026,612	674,696
Marketing	193,655	195,997	626,013	634,160
Furniture and equipment	176,293	154,480	558,769	411,994
Postage, office supplies, and printing	141,151	120,581	386,753	340,890
Federal insurance premiums and other regulatory fees	57,907	55,797	172,366	165,775
Net cost of operations of real estate owned	10,315	15,027	17,632	66,402
Deposit premium amortization expense	44,703	50,593	143,924	163,362
Other	457,475	329,466	1,029,803	985,604

Total noninterest expenses	4,534,998	4,112,834	13,666,096	12,795,181

Income before income taxes	4,384,573	2,476,713	11,637,826	7,751,345

Income tax expense	1,175,653	604,685	3,041,850	1,957,851

Net income	$3,208,920	1,872,028	8,595,976	5,793,494

Basic and diluted net income per share	$0.16	0.10	0.44	0.30

Weighted average number of common shares outstanding	19,529,672	19,428,466	19,521,791	19,421,990

Weighted average number of common and common equivalent shares outstanding	19,550,470	19,455,679	19,570,263	19,456,345

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2005 and 2004

(unaudited)

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Cash flows from operating activities:
Net income	$8,595,976	5,793,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30,000
Depreciation and amortization	690,117	754,567
Allocation of ESOP common stock	611,402	533,834
Amortization of premiums and discounts, net	250,687	483,885
Gain on sale of premises and equipment	—	(2,500)
Gain on sale of loans	(630,077)	(897,269)
Proceeds from sale of loans	6,359,390	30,015,317
Originations and purchases of loans held for sale	(5,156,667)	(28,361,273)
Gain on sale of Freddie Mac common stock	(4,482,520)	(1,125,022)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	(38,069)	(115,259)
Loss (gain) on real estate owned	14,134	(23,055)
Provision for allowance in other real estate owned	(22,421)	70,380
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	(374,485)	149,717
Decrease (increase) in other assets	(261,441)	318,396
Increase in other liabilities	4,158,655	1,461,371

Net cash provided by operating activities	9,714,681	9,086,583

Cash flows from investing activities:
Purchases of equity securities and other investment securities available for sale	—	(21,561,000)
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	6,428,323	104,617,435
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	101,970,668	205,152,425
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(110,968,456)	(304,130,026)
Proceeds from sale of other investment securities available for sale	8,300,000	13,769,236
Proceeds from sale of Freddie Mac common stock	4,582,542	1,165,543
Proceeds from maturities of other investment securities available for sale	4,000,000	7,000,000
Purchases of FHLB stock	(9,461,500)	(8,100,000)
Proceeds from redemption of FHLB stock	9,347,100	8,175,000
Net increase in loans receivable, exclusive of loan sales	(22,766,530)	(19,582,273)
Proceeds from sale of real estate owned	316,651	873,005
Proceeds from sale of premises and equipment	—	2,500
Purchases of premises and equipment, net of dispositions	(3,490,990)	(1,948,148)

Net cash (used in) investing activities	(11,742,192)	(14,566,303)

Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	198,968	43,890
Dividends paid	(10,017,810)	(2,908,291)
Net increase in deposits	12,198,202	13,617,139
Proceeds from Federal Home Loan Bank advances	254,365,000	429,025,000
Principal payments on advances from Federal Home Loan Bank	(258,970,000)	(425,425,000)
Proceeds from other borrowings	1,212,589,678	1,383,461,600
Principal payments on other borrowings	(1,204,956,678)	(1,382,533,820)
Net decrease in advance payments by borrowers for taxes and insurance	(373,863)	(115,996)

Net cash provided by financing activities	5,033,497	15,164,522

Net decrease in cash and cash equivalents	3,005,986	9,684,802
Cash and cash equivalents at beginning of period	12,371,229	11,920,489

Cash and cash equivalents at end of period	$15,377,215	21,605,291

Supplemental disclosures of cash flow information:
Interest paid	$14,656,229	12,515,684

Income taxes paid	$2,125,412	1,354,453

Supplemental disclosure of noncash financing activities:
Real estate acquired through foreclosure of the loans receivable	$716,837	515,339

See accompanying notes to the unaudited consolidated financial statements.

Charter Financial Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

Charter Financial Corporation (“Charter Financial” or the “Company”) is a federal corporation organized on October 16, 2001 by CharterBank in connection with the reorganization of CharterBank from a federal mutual savings and loan association into a two-tiered mutual holding company structure, as described more fully in Note 2.

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company, (which was liquidated into Charter Financial as of December 31, 2004) as of June 30, 2005 and September 30, 2004, and for the three and nine month periods ended June 30, 2005 and 2004. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and nine months ended June 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. Certain reclassifications have been made to the 2004 financial statements to conform to the presentation adopted in 2005.

Charter Financial believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2) Plan of Reorganization

On October 16, 2001, CharterBank converted from a federally-chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly-owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) acquired 317,158 shares of Charter Financial in the offering, using the proceeds of a loan from Charter Financial. The ESOP loan is recorded as unearned compensation reducing stockholders’ equity of Charter Financial. The net proceeds of the offering, adjusted for the ESOP, totaled approximately $34.0 million.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Basic:
Net income	$3,208,920	1,872,028	8,595,976	5,793,494
Weighted average number of common shares outstanding	19,529,672	19,428,466	19,521,791	19,421,990
Basic earnings per share	$0.16	0.10	0.44	0.30
Diluted:
Net Income	$3,208,920	1,872,028	8,595,976	5,793,494
Weighted average number of common and common equivalent shares outstanding	19,550,470	19,455,679	19,570,263	19,456,345
Diluted earnings per share	$0.16	0.10	0.44	0.30

(4) Comprehensive Income (Loss)

The primary component of other comprehensive income (loss) for Charter Financial is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarized total comprehensive income (loss) for the three and nine months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Total comprehensive income	$11,453,483	8,920,367	5,475,178	32,983,779
Change in net unrealized holding gains (losses) on securities, net of income taxes	8,244,563	7,048,339	(3,120,798)	27,190,285

Net Income	$3,208,920	1,872,028	8,595,976	5,793,494

(5) Stock-Based Compensation

Charter Financial’s 2001 Stock Option Plan (the “Plan”), as amended, allows for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At June 30, 2005, Charter Financial had granted 291,250 options under the Plan, of which 8,300 have been exercised and 3,250 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. Charter Financial accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Charter Financial had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Net income, as reported	$3,208,920	1,872,028	8,595,976	5,793,494
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(59,787)	(59,512)	(179,361)	(178,536)

Pro forma net income	$3,149,133	1,812,516	8,416,615	5,614,958

Earnings per share:
Basic – as reported	$0.16	0.10	0.44	0.30
Basic – pro forma	$0.16	0.09	0.43	0.29
Diluted – as reported	$0.16	0.10	0.44	0.30
Diluted – pro forma	$0.16	0.09	0.43	0.29

(6) Intangible Assets, Net

Intangible assets, net include cost in excess of net assets acquired and deposit premiums recorded in connection with the Company’s acquisition of EBA Bancshares, Inc. in fiscal 2003 as follows:

	June 30, 2005	September 30, 2004
Goodwill	$4,325,282	$4,325,282
Deposit Premium, net of amortization of $491,028 and $347,104, respectively	1,484,913	1,628,837

	$5,810,195	$5,954,119

The deposit premium is being amortized using the double-declining method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $44,703 and $143,924 for the three and nine months ended June 30, 2005, respectively.

(7) Derivative Instruments – Covered Call Program

At June 30, 2005, Charter Financial had covered call options on Freddie Mac common stock outstanding on 260,700 shares. Deferred income, which is recorded in the liability section of the consolidated statement of financial condition, is cash that we received when writing the call. If the call expires unexercised, deferred income is realized upon maturity of the call. If the call is exercised, deferred income is included as gain or loss on the sale of Freddie Mac common stock. Charter Financial has also recorded the unrealized loss and gain in the income statement as the derivative instruments do not qualify as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The mark to market loss or gain is recorded in noninterest income of our consolidated statement of income. During the three months ended June 30, 2005, holders of the covered call options exercised their options to purchase 30,000 shares of Freddie Mac common stock. The income statement impact of the covered call premium and mark to market is as follows:

Covered Calls

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Gain (Loss) on Fair Value in Income Statement	$(96,560)	(111,630)	53,430	(16,550)
Realized Income	237,515	109,404	395,787	154,114

Income on Covered Calls	$140,955	(2,226)	449,217	137,564

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The purpose of this summary is to provide an overview of the items management focuses on when evaluating our financial condition and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) creating a larger, more profitable and more valuable retail banking franchise; (2) managing the substantial appreciation in our Freddie Mac common stock investment; and (3) efficiently utilizing our capital. Management believes the following points were the most important to that analysis:

•	We completed the consolidation of our back office and corporate management into the Charter Corporate Center.

•	A regular quarterly dividend of 35 cents per share was paid to our minority shareholders during the quarter ended June 30, 2005.

•	Solid core earnings enhance our ability to support a regular quarterly dividend.

•	Our net interest income has improved due to loan growth, transaction account growth, higher dividends on Freddie Mac stock and overall net interest margin expansion.

•	Consistent with our emphasis on attracting and retaining core deposits, deposit fees maintained strong levels.

•	Gains from sales of one-to-four family mortgage loans peaked in fiscal 2003 with low interest rates. As mortgage rates have increased, our gain on sale has declined due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans for our portfolio.

•	Our exposure to interest rate risk was stable.

•	Non-performing loans were consistent with the previous quarter. Management believes that the allowance for loan losses is adequate. No provision is indicated as losses and risk in the loan portfolio are essentially the same.

•	The writing of covered call options on Freddie Mac common stock resulted in income of $140,955 for the quarter. There were 30,000 shares exercised during the quarter resulting in a pretax gain of $1,905,743 on sale of stock.

•	Our book value per share was $13.60 at June 30, 2005, of which $9.01 is provided by the after tax equity in our Freddie Mac stock investment.

•	Freddie Mac common stock appreciated from $63.20 per share at March 31, 2005 to $65.23 at June 30, 2005. This was the reason for our other comprehensive gain of $8.2 million. Our book value per share increased $0.51 per share.

Management Strategy

We have a growth-oriented strategy focused on (1) expanding our retail banking operations and thus the franchise value of our retail bank, (2) managing our Freddie Mac common stock while reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

Expanding Retail Banking Operations. Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing a superior customer experience through excellent service and quality products at competitive prices. We have sought to implement this strategy by concentrating on our core product offerings, including residential and commercial mortgage loans and a variety of checking and saving products, while at the same time broadening our product lines and services, expanding delivery systems for our customers, and filling in our branch network.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged approximately 16%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. We sell covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our stockholders.

Managing our Capital. The third major component of our strategy is capital management. During the current quarter, we paid a $0.35 per share dividend. During the first quarter of fiscal 2005, we declared a $2.00 per share special dividend. We increased our capital leverage in fiscal 2003 with the additional retail assets and deposits acquired in the acquisition of EBA Bancshares, Inc. and its wholly owned banking subsidiary, Eagle Bank of Alabama. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. During the quarter, we maintained our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us.

Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision (the “OTS”) to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases.

General

Charter Financial Corporation “Charter Financial”, “Company”, “us”, or “we” is a federally-chartered corporation organized in 2001, and is registered as a savings and loan holding company with the OTS. Charter Financial serves as the holding company for CharterBank. First Charter, MHC (the “MHC”), a federal mutual holding company, owns approximately 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHFN”. Unless the context otherwise requires, all references herein to the Company, CharterBank or Charter Financial include Charter Financial and CharterBank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,982,500 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. Our Consolidated Statement of Financial Condition at June 30, 2005 reflects $296.0 million of Freddie Mac common stock, representing consolidated ownership of 4,537,500 shares of Freddie Mac common stock, of which $289.9 million is unrealized gain. Noninterest-bearing liabilities include $111.9 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $178.0 million representing the net unrealized gain on the Freddie Mac common stock.

CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create long-term, profitable relationships. We offer numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. We offer deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and certificates of deposit.

CharterBank’s results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, consumer loans, mortgage related securities and equity securities such as our Freddie Mac common stock. Interest-bearing liabilities consist primarily of retail and wholesale deposits, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) of Atlanta.

Our results of operations also depend on our provision for loan losses, noninterest income and noninterest expense. Noninterest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income includes gains on sale of loans, gains (losses) on sales of investment and mortgage-backed securities, covered call income, deposit fees and other service fees and charges.

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

For the Quarters Ended	Tier 1 Capital	Tier 1 Risk- Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk- Based Capital	Total Risk- Based Capital Ratio
	(Dollars in Millions)
June 30, 2005	$77.3	14.24%	9.86%	$154.5	28.48%
March 31, 2005	75.7	14.28	9.64	151.4	28.56
December 31, 2004	73.8	13.93	9.38	147.5	27.87
September 30, 2004	72.3	14.19	9.46	144.6	28.37
June 30, 2004	70.8	13.73	9.08	141.5	27.46
March 31, 2004	69.2	14.16	9.38	135.6	27.71
December 31, 2003	67.4	13.90	8.89	134.7	27.81
September 30, 2003	66.4	13.80	8.78	131.0	27.23
June 30, 2003	68.0	14.22	8.81	130.7	27.34
March 31, 2003	67.6	14.33	9.38	135.2	28.67

At June 30, 2005 and September 30, 2004, we exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios significantly exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $38.1 million to $100.3 million at June 30, 2005.

In June 2002, our quarterly dividend was $0.10 per share. In June 2003, the dividend was doubled, and increased again to $0.25 in June 2004 and to $0.35 per share in June 2005. A special dividend of $2.00 per share was paid in February 2005. The MHC waived its receipt of dividends in all periods. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

The MHC has waived its right to receive dividends from Charter Financial since its formation and intends to continue to do so, subject to the approval of the OTS. The following table reconciles the total voting shares with the number of shares receiving dividends. The largest adjustment is for the waiver of dividends by the MHC. The table shows that the number of shares that typically receive dividends is a fraction, approximately one-fifth, of the total voting shares.

Total Voting Shares outstanding at June 30, 2005	19,830,705
Less: Unallocated shares in ESOP	(228,694)
Treasury Stock – MRP	(227,031)
Shares held by MHC	(15,857,924)

Total Shares receiving dividends at June 30, 2005	3,517,056

As indicated in the table above, we paid dividends on the 3,517,056 shares held by our minority stockholders. The regular quarterly dividend of $0.35 per share declared in June totaled $1,230,970 or approximately 38.4% of our net income of $3,208,920 for the quarter.

Our capacity to pay dividends is limited by several factors including cash availability at Charter Financial, tax considerations, regulatory requirements and the MHC’s willingness and ability to waive its dividends on the approximately 80% of our stock that it owns. Historically, the MHC has waived its portion of the dividends we pay and intends to waive future dividends. The MHC is required to obtain approval of the OTS prior to waiving a dividend. The OTS considers a variety of factors in approving dividend waivers including its assessment of the rights of the MHC’s depositors.

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

Accumulated other comprehensive income (“unrealized equity”) is comprised of net unrealized holding gains on securities available for sale. Unrealized equity at June 30, 2005 was $177.2 million, an $8.2 million increase from March 31, 2005 of $169.0 million as the price per share of our investment in Freddie Mac common stock increased from $63.20 to $65.23. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past ten quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Total Capital	Realized Equity	Unrealized Equity	Percentage of Unrealized Capital to Total Capital	Freddie Mac Common Stock Price
	(Dollars in Thousands)
June 30, 2005	$268,768	$91,530	$177,238	65.94%	$65.23
March 31, 2005	258,546	89,552	168,994	65.36	63.20
December 31, 2004	290,226	87,213	203,013	69.95	73.70
September 30, 2004	272,500	92,141	180,359	66.19	65.24
June 30, 2004	261,012	89,881	171,131	65.56	63.30
March 31, 2004	252,938	88,856	164,082	64.87	59.06
December 31, 2003	248,743	87,444	161,299	64.85	58.32
September 30, 2003	230,359	86,419	143,940	62.49	52.35
June 30, 2003	226,997	84,408	142,589	62.82	50.77
March 31, 2003	236,784	87,208	149,576	63.17	53.10

As indicated in the following tables, other comprehensive income was $8.2 million for the three months ended June 30, 2005, compared to other comprehensive income of $7.0 million for the three months ended June 30, 2004. The other comprehensive income was primarily the result of the increase in the price of Freddie Mac common stock during the period ended June 30, 2005. The price of Freddie Mac common stock increased by $2.03 and increased by $4.24 per share, for the quarters ended June 30, 2005 and June 30, 2004, respectively.

	For the Quarters Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Freddie Mac:
Number of shares	4,537,500	4,567,500	4,567,500	4,605,000	4,620,500
Market Price	$65.23	63.20	73.70	65.24	63.30
Market Value	$295,981,125	288,666,000	336,624,750	300,430,200	292,477,650
Unrealized Gain Net of Tax	$177,979,304	173,449,519	202,896,191	180,649,622	175,746,969
Other Comprehensive Income (Loss)
Related to Mortgage Securities and Other Investments	$3,714,778	(4,572,473)	407,216	4,325,607	(4,980,486)
Freddie Mac Common Stock	$4,529,785	(29,446,672)	22,246,569	4,902,653	12,028,825
Total Other Comprehensive Income (Loss)	$8,244,563	(34,019,145)	22,653,785	9,228,260	7,048,339

Managing our Freddie Mac Common Stock Investment

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

In June 2003, we implemented a pilot program of writing covered call options on Freddie Mac common stock with 250,000 shares of stock. We entered into the pilot program with a limited number of shares to improve our understanding of the mechanics and the economics of the program. We expanded the program to 400,000 shares during the December 2004 quarter. When we write a call option, we receive a fee or premium. If the call option expires unexercised, we retain this premium and record it as income. If the call option is exercised, the premium is added to the sale proceeds and increases the gain on the sale of Freddie Mac stock. Once a covered call is written, we have little control over whether it will be exercised. If a call option is in the money as its maturity approaches, we can either allow it to be exercised or purchase the call to prevent its exercise. The decision to allow the exercise or to repurchase the option is based on several factors including the strike price at which the option would be exercised, alternative investments for the proceeds of the sale, tax considerations, the proportion of realized to unrealized equity and the cost to repurchase the option. If a high volume of call options are exercised within a particular quarter, we would experience higher than normal noninterest income. Because we have little control over whether a call will be exercised, our noninterest income and net income could fluctuate significantly from quarter to quarter.

A gain on a sale of Freddie Mac stock resulting from a covered call exercise is included in net income. While normally net income results in an increase in equity, the unrealized gain is already included in equity as accumulated other comprehensive income. The gain on sale of Freddie Mac stock does not result in an increase in total equity but rather moves the equity from accumulated other comprehensive income to retained earnings.

During the three months ended December 31, 2004, we sold 37,500 shares of Freddie Mac common stock through exercises of call options. During the year ended September 30, 2004, we sold 35,000 shares of Freddie Mac common stock through exercises of call options. During the three months ended March 31, 2005 we did not sell any Freddie Mac common stock. During the three months ended June 30, 2005, we sold 30,000 shares of Freddie Mac common stock through exercises of call options which resulted in a pre-tax gain on sale of stock of $1,906,000 which was 43.5% of income before income taxes.

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

Management believes that the allowance for loan losses is adequate. The loan portfolio is broadly composed of residential real estate loans of 41.2%, construction loans of 9.3%, commercial purpose loans of 8.3%, nonresidential real estate loans of 35.7% and consumer loans of 5.5%. A total of 86.2% of CharterBank’s loan portfolio is secured by real estate.

In recent years, CharterBank has made an effort to build its business lines, and loans secured by commercial real estate properties now make up 35.7% of the loan portfolio. CharterBank’s largest funded loan is a $6.3 million loan on a hotel. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $23.7 million to various hotel and motel operations. In a significant number of the loans secured by commercial properties, the properties are occupied by the owner and the ongoing operations of the business provide the cash to service the debt. Construction and development loans, which comprise 9.3% of the real estate loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions.

While about half of CharterBank’s originations of 1-4 family residential real estate loans are sold into the secondary market, the other half are retained due to attractive risk and return characteristics. Such loans primarily make up the residential real estate mortgage portfolio. The remainder of the residential portfolio is composed of residential real estate mortgages “held for sale.” These loans are in the process of being sold into the secondary market and, since the credit, the rate and the purchase price have been approved by the buyer, CharterBank takes no credit or interest rate risk with respect to these loans. CharterBank has a risk of non performance from the buyer of these loans.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CharterBank’s allowance for loan losses. Such agencies may require CharterBank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. If we are required to make additions to our allowance for loan losses by the regulatory agencies, the additions would reduce our net income and our capital.

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

Income taxes are a material expense for Charter Financial. Charter Financial receives a dividends received deduction on dividend income from our investment in Freddie Mac common stock. This is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. The difference can be significant and is carefully monitored. Since Charter Financial does not file a consolidated tax return, this determination is made at the individual company level. The actual deduction will be determined at September 30, 2005 based on the level of dividends and the level of taxable income.

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

At June 30, 2005 our total assets were $1.1 billion, up $13.3 million from September 30, 2004.

The following table shows the actual balance of loans outstanding at June 30, 2005 as well as the average balances of loans outstanding for the past five quarters beginning with June 30, 2004. The risk and return characteristics of loans vary significantly by the type of loan.

For the Quarters Ended	1-4 Family Residential	Construction	Nonresidential Real Estate	Consumer	Commercial Non- Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in thousands)
Actual Balance:
June 30, 2005	$142,493	$32,043	$123,247	$18,995	$28,677	$345,455	NA

Average Balance:
June 30, 2005	140,349	31,012	122,664	18,908	28,225	341,158	3.5%
March 31, 2005	138,158	26,373	118,162	18,973	28,109	329,775	1.7
December 31, 2004	140,779	20,780	119,403	19,504	23,684	324,150	0.8
September 30, 2004	140,885	21,213	119,602	19,838	20,011	321,549	2.4
June 30, 2004	138,549	18,612	117,190	19,428	20,290	314,069	2.3

The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends primarily on interest rates, growth in the economy and competitiveness in the market to obtain new loans.

Mortgage-backed securities and collateralized mortgage obligations increased slightly from $378.4 million at September 30, 2004 to $379.9 million at June 30, 2005. The market value of our Freddie Mac common stock decreased $4.4 million, or 1.5%, from $300.4 million to $296.0 million. This decrease resulted from a decrease in the number of shares of Freddie Mac stock owned by us from 4,605,000 to 4,537,500. This decrease was due to the sale of shares of Freddie Mac common stock through our covered call program. There was also a decrease in the price per share of Freddie Mac common stock from $65.24 at September 30, 2004 to $65.23 at June 30, 2005.

Total deposits increased from $279.6 million at September 30, 2004 to $291.8 million at June 30, 2005. CharterBank has focused on attracting and retaining core deposits in order to fund loans and reduce dependence on higher cost deposits. Accordingly, as shown in the following table, over the last two years, core deposits (checking, money market and savings accounts) have increased from $98.6 million to $126.6 million. Fees on core deposit accounts increased from $463,000 in the June 2003 quarter to $679,000 in the June 2005 quarter.

	Deposit Fees	Transaction Accounts	Savings	Money Market Accounts	Total Core Deposits	Certificates of Deposit
	(Dollars in thousands)
June 30, 2005	$679	$67,224	$14,926	$44,497	$126,647	$165,125
March 31, 2005	632	65,245	15,698	45,623	126,566	160,666
December 31, 2004	670	61,164	14,674	46,662	122,500	147,741
September 30, 2004	689	64,304	14,980	50,066	129,350	150,225
June 30, 2004	625	61,783	14,430	54,038	130,251	162,753
March 31, 2004	673	61,672	14,816	53,514	130,002	160,999
December 31, 2003	563	56,061	14,610	28,884	99,555	171,765
September 30, 2003	496	53,048	15,419	31,079	99,546	179,840
June 30, 2003	463	50,024	14,647	33,934	98,605	178,006

Management will continue to use FHLB advances and repurchase agreements to fund the securities and loan portfolios. The maturity dates of new advances will be determined at the time the advance is taken and will be based on interest rates, Charter Financial’s interest rate risk profile and other factors. Repurchase agreements are generally less than 45 days to maturity and carry rates at or slightly above one month LIBOR. Borrowings increased $3.0 million or 0.77% from $392.8 million at September 30, 2004 to $395.8 million at June 30, 2005 as mortgage securities also increased $1.5 million.

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

Total capital decreased to $268.8 million at June 30, 2005 from $272.5 million at September 30, 2004. Unrealized equity decreased to $177.2 at June 30, 2005 from $180.4 million at September 30, 2004 primarily as a result of the number of Freddie Mac stock shares decreasing by 67,500. The price of a share of Freddie Mac stock decreased from $65.24 to $65.23 at June 30, 2005 from September 30, 2004. Realized capital decreased to $91.5 million at June 30, 2005 from $92.1 million at September 30, 2004.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2005

General

Net income was $3.2 million and $8.6 million for the three months and nine months ended June 30, 2005 respectively, which was an increase of $1.3 million over the three months ended June 30, 2004 and $2.8 million increase over the nine months ended June 30, 2004. The most significant factor for the three months ended June 30, 2005 was the $1.9 million of pre-tax gain on the sale of the Freddie Mac common stock and for the nine months were the $1.9 million and $2.6 million of pre-tax gain on the sale of the Freddie Mac common stock related to our covered call program.

Net Interest Income

As shown in the following table, net interest income increased $350,000 from $5.5 million for the three months ended June 30, 2004 to $5.8 million for the three months ended June 30, 2005. For the same periods, our net interest spread decreased from 1.25% to 1.01% and our net interest margin increased from 2.16% to 2.22%.

	Three Months Ended
	June 2005	March 2005	December 2004	September 2004	June 2004	March 2004	December 2003	September 2003	June 2003
	(Dollars in Thousands)
Net Interest Income	$5,811	$5,757	$5,640	$5,690	$5,460	$5,419	$5,176	$4,345	$3,951
Net Interest Income excluding Freddie Mac dividends	$4,212	$4,158	$4,262	$4,308	$4,074	$4,033	$3,972	$3,135	$2,741
Attributable to Freddie Mac dividends	$1,599	$1,599	$1,378	$1,382	$1,386	$1,386	$1,204	$1,210	$1,210

Net Interest Spread	1.01%	0.98%	0.97%	1.15%	1.25%	1.23%	1.19%	0.89%	0.53%
Net Interest Spread excluding Freddie Mac dividends	1.84%	1.81%	1.87%	1.97%	1.90%	1.90%	1.83%	1.41%	1.18%
Attributable to Freddie Mac dividends	(0.83)%	(0.83)%	(0.90)%	(0.82)%	(0.65)%	(0.67)%	(0.64)%	(0.52)%	(0.65)%

Net Interest Margin	2.22%	2.16%	2.12%	2.17%	2.16%	2.13%	2.07%	1.79%	1.64%
Net Interest Margin excluding Freddie Mac dividends	2.23%	2.19%	2.26%	2.30%	2.21%	2.20%	2.13%	1.71%	1.57%
Attributable to Freddie Mac dividends	(0.01)%	(0.03)%	(0.14)%	(0.13)%	(0.05)%	(0.07)%	(0.06)%	0.08%	0.07%

Yield on Assets	4.37%	4.16%	4.02%	3.91%	3.83%	3.72%	3.79%	3.64%	3.55%
Cost of Liabilities	3.36%	3.18%	3.05%	2.76%	2.58%	2.49%	2.60%	2.75%	3.02%

Our net interest spread and, to a lesser extent, our net interest margins are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. As of the quarter ended June 30, 2005, the Freddie Mac common stock was 27.64% of our earning assets with a yield of 2.21%. Our yield on assets with Freddie Mac dividends was 4.37%; without Freddie Mac dividends it was 5.20%. As of June 30, 2005, our mortgage securities were 36.23% of our earning assets and 50.48% of earning assets, excluding Freddie Mac common stock. Our yield on mortgage securities was 4.42% and our cost of borrowings was 3.98% for a spread of 44 basis points on the wholesale component of our balance sheet. Our net interest spread and margin would be significantly higher if this portion of our balance sheet were smaller. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table above, the yield on Freddie Mac common stock has increased and helped the net interest spread. The increase in the yield on Freddie Mac common stock is from the increased dividend on Freddie Mac common stock from $0.30 per share per quarter to $0.35 per share per quarter in the March 2005 quarter. Net interest income, net interest spread and net interest margin without Freddie Mac stock provide additional information about our performance.

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

The table below shows the costs of liabilities and yield on assets and the components of both.

	June 2005	March 2005	December 2004	September 2004	June 2004	March 2004	December 2003	September 2003	June 2003
Cost of Liabilities	3.36%	3.18%	3.05%	2.76%	2.58%	2.49%	2.60%	2.75%	3.02%
Cost of Deposits	2.38	2.25	2.05	1.80	1.72	1.81	1.95	2.08	2.31
Cost of CD’s	2.97	2.80	2.67	2.34	2.26	2.38	2.48	2.64	2.91
Cost of NOW Accts	0.78	0.72	0.57	0.54	0.49	0.45	0.53	0.53	0.66
Cost of Savings	0.23	0.23	0.24	0.25	0.25	0.24	0.29	0.29	0.52
Cost of MMDA	2.52	2.43	1.93	1.57	1.43	1.34	1.23	1.26	1.36
Cost of Borrowings	3.98	3.74	3.67	3.41	3.19	2.94	3.01	3.19	3.53

Yield on Assets	4.37	4.16	4.02	3.91	3.83	3.72	3.79	3.64	3.55
Yield on Freddie Mac	2.21	2.09	1.79	1.85	2.05	1.97	1.91	2.04	1.83
Yield on Assets excluding Freddie Mac	5.20	4.99	4.92	4.73	4.48	4.39	4.43	4.16	4.20
Yield on Loans	6.20	5.99	6.10	5.80	5.75	5.79	5.87	6.12	6.31
Yield on Mortgage Securities	4.42	4.29	4.12	4.01	3.62	3.40	3.47	2.84	2.78
Net Amortization of Premium on Mortgage Securities (In Thousands)	$50	$73	$90	$84	$101	$129	$204	$456	$663

Costs of borrowings reached their low point in the March 2004 quarter at 2.94% and subsequently increased to 3.98%. The increase is a result of a general increase in short term interest rates and to a lesser extent Charter Financial’s shift to a higher proportion of fixed rate borrowings. While some of the borrowings have monthly rate resets, we have $287.0 million of fixed rate borrowings with a weighted average remaining maturity of approximately four years and an average rate of 4.31%.

The yield on mortgage securities has increased from 3.62% in June of 2004 to 4.42% for June of 2005 for an increase of 80 basis points. The yield in the June and September 2003 quarters was reduced significantly by high net premium amortization as mortgage security portfolios were paid off rapidly due to low mortgage rates and record rates of refinancing. Additionally, yields on securities declined during early fiscal 2003 as a result of management’s decision to reinvest the heavy cash inflows from rapidly prepaying fixed rate mortgage securities into adjustable rate mortgage securities. In August of 2003, management increased its investment in fixed rate mortgage securities and by June 30, 2005, fixed rate mortgage securities comprised 67.29% of the total mortgage securities portfolio, compared to 61.71% at June 30, 2004.

The net amortization of premiums on mortgage securities has had a significant impact on net interest income, spread and margin. By the June 2005 quarter, net amortization of premiums on mortgage-related securities had decreased to $50,000 due to the increase of interest rates. The high level of premium amortization in the earlier periods was caused by the “refinancing boom” in one-to-four family mortgages which was triggered by low mortgage interest rates. As borrowers refinanced, mortgages underlying the securities we owned were paid off earlier than expected, causing our securities to pay off sooner than expected and triggering acceleration of amortization.

As shown in the preceding table, the yield on loans has increased 45 basis points over the past four quarters from 5.75% for the June 2004 quarter to 6.20% for the June 2005 quarter. Average loans outstanding increased to $341.2 million during the June 2005 quarter from $314.1 million for the June 2004 quarter.

Also shown in the preceding table, the costs of deposits increased 66 basis points from 1.72% for the June 2004 quarter to 2.38% for the June 2005 quarter. The increase was attributable to certificates of deposit which had an increase of 71 basis points and the money market portion of transaction accounts which had an increase of 109 basis points.

The 80 basis point increase from June 2004 to June 2005 in the yield on mortgage securities approximately equals the 79 basis point increase in the cost of borrowings. The 66 basis point increase in the cost of deposits exceeded the 45 basis point increase in the yield on loans. The increase in deposit costs was the primary cause of the decrease in interest spread from the prior year quarter of 24 basis points.

The 11 basis point drop in loan yield, from the June 2003 quarter to the June 2005 quarter, was comparable to the 7 basis point decrease in the costs of deposits for the same period. For these same two periods, the increase in mortgage securities yields of 164 basis points was significantly higher than the increase of 45 basis points in the cost of borrowings. This provided a significant boost to the net interest spread, net interest margin and net interest income. In addition, the increase in dividends on Freddie Mac common stock contributed to the increase in net interest income.

Interest income increased by $1.7 million to $11.4 million for the three months ended June 30, 2005 from $9.7 million for the three months ended June 30, 2004. The main reasons were an increase of $743,106 in interest on mortgage securities resulting from higher yields and an increase in interest on loans of $767,863 resulting from higher average loan balances.

The following tables show the average balances of the key components of earning assets and interest bearing liabilities for the past five quarters.

	Average Assets
	(Dollars in Thousands)
	Interest Earning Assets	Freddie Mac	Loans	Mortgage Securities
For Quarters Ended:
June 30, 2005	$1,045,123	$288,894	$341,158	$383,312
March 31, 2005	1,064,473	305,734	329,775	396,396
December 31, 2004	1,062,849	307,111	324,150	395,864
September 30, 2004	1,048,707	299,550	321,549	388,407
June 30, 2004	1,009,877	271,041	314,069	386,216

	Average Liabilities
	(Dollars in Thousands)
	Total Interest Bearing Liabilities	Borrowings	Non Interest Earning Deposits	Interest Earning Deposits
June 30, 2005	$668,301	$409,196	$26,647	$259,105
March 31, 2005	665,891	417,616	24,099	248,275
December 31, 2004	660,474	407,345	24,752	253,129
September 30, 2004	660,220	393,234	24,166	266,986
June 30, 2004	651,770	380,950	22,113	270,820

Interest expense increased by $1.4 million from $4.2 million for the three months ended June 30, 2004 to $5.6 million for the three months ended June 30, 2005. Interest expense on deposits and borrowings increased $372,904 and $1,034,927, respectively, in 2005 compared to 2004. The increase in interest expense on deposits is due to higher interest rates and the increase in the interest expense on borrowings is a combination of higher balances and higher interest rates.

In the following table, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of June 30, 2005 and June 30, 2004.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on our cost basis of approximately 103.72% at June 30, 2005. The dividend yield on the market value of the Freddie Mac common stock was 2.21%.

The following tables reflect the average balances of earning assets and interest bearing liabilities for the June 2005 and 2004 quarters.

	For the Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Balance as of June 30, 2005
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$3,894	$27	2.77%	$4,802	$11	0.92%	$2,332
FHLB common stock and other equity securities	15,951	182	4.56	12,225	106	3.47	14,957
Mortgage-backed securities and collateralized mortgage obligations available for sale	383,312	4,235	4.42	386,216	3,492	3.62	379,886
Other investment securities available for sale	11,914	93	3.12	21,524	149	2.77	9,951
Loans receivable (1)	341,158	5,285	6.20	314,069	4,518	5.75	345,455

Total interest-earning assets excluding Freddie Mac common stock	756,229	9,822	5.20	738,836	8,276	4.48	752,581
Freddie Mac common stock	288,894	1,599	2.21	271,041	1,386	2.05	295,981

Total interest-earning assets including Freddie Mac common stock (2)	1,045,123	11,421	4.37	1,009,877	9,662	3.83	1,048,562
Total noninterest-earning assets	30,461	—		25,777	—		32,956

Total assets	$1,075,584	11,421		$1,035,654	9,662		$1,081,518

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$41,386	$81	0.78	$40,160	$49	0.49	$40,602
Savings accounts	15,362	9	0.23	14,613	9	0.25	14,926
Money market deposit accounts	45,946	289	2.52	55,508	199	1.43	44,497
Certificate of deposit accounts	156,411	1,160	2.97	160,539	909	2.26	165,125

Total interest-bearing deposits	259,105	1,539	2.38	270,820	1,166	1.72	265,150
Borrowed funds	409,196	4,071	3.98	380,950	3,036	3.19	395,817

Total interest-bearing liabilities	668,301	5,610	3.36	651,770	4,202	2.58	660,967
Noninterest-bearing deposits	26,647			22,113			26,622
Other noninterest-bearing liabilities	117,919	—		110,537	—		125,161

Total noninterest-bearing liabilities	144,566	—		132,650	—		151,783
Total liabilities	812,867	5,610		784,420	4,202		812,750
Total stockholders' equity	262,717	—		251,234	—		268,768

Total liabilities and stockholders' equity	$1,075,584	5,610		$1,035,654	4,202		$1,081,518

Net interest income including Freddie Mac common stock		$5,811			$5,460

Net interest rate spread, including Freddie Mac common stock (3)			1.01%			1.25%
Net interest margin including Freddie Mac common stock (4)			2.22%			2.16%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			156.39%			154.94%
Net interest income, excluding Freddie Mac common stock dividends		$4,212			$4,074

Net interest rate spread, excluding Freddie Mac common stock (5)			1.84%			1.90%
Net interest margin, excluding Freddie Mac common stock (6)			2.23%			2.21%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock			113.16%			113.36%

(footnotes on following page)

(1)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.
(2)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

Provision for Loan Losses

No provision for loan losses was taken for the three months ended June 30, 2005 and 2004. There was no provision for the nine months ended June 30, 2005 and $30,000 for the nine months ended June 30, 2004. CharterBank had net charge-offs of $28,500 for the three months ended June 30, 2005 compared to net recoveries of $118,000 for the three months ended June 30, 2004 and $269,000 in net charge offs for the nine months ended June 30, 2005 compared to $172,000 in net chargeoffs for the nine months ended June 30, 2004. The 2005 charge offs included $222,456 of a loan acquired in the acquisition of Citizens Bank in 1999 for which reserves had been brought forward in purchase accounting.

Noninterest Income

Noninterest income increased to $3.1 million for the three months ended June 30, 2005 from $1.1 million for the three months ended June 30, 2004. The table below shows the components of noninterest income for the last ten quarters. There was a $1.9 million gain on sale of securities during the three months ended June 30, 2005 compared to $38,000 for the three months ended June 30, 2004. The June 2005 gain on sale of securities was a gain on the sale of Freddie Mac common stock resulting from the exercise of calls written as a part of Charter Financial’s covered call program. Other income included income of $141,000 on the Freddie Mac stock covered call program. The June 2005 gain on sale of loans of $195,800 is the lowest level recorded in the last ten quarters as one-to-four family mortgage rates have increased and the levels of refinancing and originations of conforming loans have dropped. Major components of other income (expense) are covered call income and brokerage commissions.

For the Quarters Ended	Loan Servicing Fees	Deposit Fees	Gain on Sale of Loans	Gain (Loss) on Sale of Investments, Net	Equity in Gain (Loss) of Limited Partnership	Other Income (Expense)
	(Dollars in thousands)
June 30, 2005	$64	$679	$196	$1,906	$—	$263
March 31, 2005	58	632	201	16	—	788
December 31, 2004	62	670	233	2,599	—	(272)
September 30, 2004	62	689	255	988	(200)	193
June 30, 2004	57	625	345	38	—	65
March 31, 2004	58	672	309	627	—	177
December 31, 2003	32	563	242	576	—	134
September 30, 2003	27	496	657	773	—	170
June 30, 2003	(11)	463	886	4	—	126
March 31, 2003	79	356	643	—	(61)	111

As discussed above, net gain (loss) on sale of investments, a component of our noninterest income, may fluctuate significantly from quarter to quarter depending on the volume of covered calls exercised during such quarter.

Noninterest Expense

Noninterest expense increased $422,164 to $4.5 million for the three months ended June 30, 2005 from $4.1 million for the same period in 2004. The table following shows the components of noninterest expense for the past five quarters.

	For the Three Month Ended					For the Nine Months Ended
	June 2005	March 2005	December 2004	September 2004	June 2004	June 2005	June 2004
	(Dollars in thousands)
Compensation & employee benefits	$2,212	$2,586	$2,790	$2,593	$2,482	$7,588	$7,537
Occupancy	770	654	692	599	535	2,116	1,816
Legal & professional	471	318	237	212	170	1,027	675
Marketing	194	261	171	228	196	626	634
Furniture & equipment	176	187	195	157	154	559	412
Postage, office supplies, and printing	141	128	118	128	121	387	341
Federal insurance premiums and other regulatory fees	58	58	56	56	56	172	166
Net cost (gain) of operations of real estate owned	10	10	(3)	3	15	18	66
Deposit premium amortization expense	45	49	51	51	51	144	163
Other	458	279	294	334	333	1,029	985

Total	$4,535	$4,530	$4,601	$4,361	$4,113	$13,666	$12,795

Compensation and benefits for the quarter ended June 30, 2005 was $2.2 million; this reflects a decrease of $270,000 over the quarter ended June 30, 2004 and a decrease of $374,000 compared to the quarter ended March 31, 2005. Compensation expense for the quarter ended June 30, 2005 included income of $177,000 for incentive compensation compared to expense of $341,000 for the quarter ended March 31, 2005. The expense was reduced as we lowered our estimate of attainment of incentive compensation goals. Legal and professional expense increased in the current quarter due to costs of complying with Sarbanes Oxley Section 404. Other expense in the current quarter included $79,000 in losses on bad checks.

Income Taxes

Income taxes increased to $1,175,653 for the three months ended June 30, 2005 from $604,685 for the three months ended June 30, 2004, for an increase of $570,968. The increase related to higher levels of taxable income, as the effective tax rate was not significantly different from the prior year’s quarter.

Asset Quality

The following table shows that nonperforming loans declined from $5.9 million at September 30, 2004 to $5.2 million at June 30, 2005. Nonperforming loans as a percent of total loans decreased from 1.81% at September 30, 2004 to 1.51% at June 30, 2005. Approximately 89.7% of our nonaccrual loans had real estate as collateral at June 30, 2005.

Nonperforming loans are not accruing interest. The following table shows under-performing loans and nonperforming assets.

	June 30, 2005	September 30, 2004
	(In thousands)
Under-performing loans	$52	195

Total nonperforming loans	5,214	5,865
Foreclosed real estate, net	861	453

Total nonperforming assets	$6,075	6,318

Nonperforming loans to total loans	1.51%	1.81%
Nonperforming assets to total assets	0.56%	0.59%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans decreased from $195,000 at September 30, 2004 to $52,000 at June 30, 2005.

Our allowance for loan loss methodology is a loan classification based system. We base the required allowance on a percentage of the loan balance for each type of loan and classification level. Allowance balances on doubtful, substandard and special mention loans are provided for at 50.0%, 15.0% and 5.0% respectively. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are provided for at different percentages based on our perception of the inherent losses in the type of loan. Allowances on the conforming one-to-four family loans in the portfolio are at lower percentages than other loans. Percentages are based on each individual lending program and its loss history and underwriting characteristics, including loan to value, credit score, debt coverage, collateral, and capacity to service debt.

Charter Financial segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. On an ongoing basis, an organizationally independent department reviews grade assignments and considers current information regarding a borrowers’ financial condition and debt service capacity, collateral condition and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan, generally based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The allowance for loans rated satisfactory are further subdivided into various types of loans. Charter Financial has developed specific quantitative factors which it applies to each loan type to develop reserve components. These factors are based upon economic, market and industry conditions that are specific to Charter Financial’s local markets and consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. They are subjective in nature and require considerable judgment on the part of CharterBank’s management. However, it is CharterBank’s opinion that these items do represent uncertainties in CharterBank’s business environment that must be factored into CharterBank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan classification system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. There were no provisions for loan losses taken for the three months ended June 30, 2005, and June 30, 2004. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

During fiscal 2005, the allowance for loan losses decreased by $274,367 to $6.3 million at June 30, 2005. The majority of the net charge-offs related to loans acquired in the Citizens Bank acquisition for which reserves had been brought forward in purchase accounting. When reviewing the allowance for loan losses, it is important to understand Charter Financial’s lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. Charter Financial has mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

We have no loans that are not currently disclosed as non-accrual, past due, underperforming or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms.

Commitments

Charter Financial had commitments to fund loans at June 30, 2005 of approximately $54.2 million. Commitments to fund loans include unused consumer credit lines of approximately $9.5 million, unused commercial credit lines of approximately $15.7 million, unfunded loans in process of approximately $18.1 million, mortgage loans, primarily for portfolio, of approximately $1.1 million, and nonresidential loans of approximately $9.8 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so Charter Financial has no interest rate risk on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$1,077,924	—	—	—	—
Loan commitments to fund construction loans in process	18,071,331	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	9,773,864	—	—	—	—
Loan commitments to originate consumer loans	13,900	—	—	—	—
Available home equity and unadvanced lines of credit	25,244,123	—	—	—	—
Letters of credit	458,611	—	—	—	—
Lease agreements	98,113	75,024	67,482	3,738	—
Deposits	237,435,005	28,103,247	11,907,085	6,138,330	7,740,242
Securities sold under agreements to repurchase	108,372,000	—	—	—	—
FHLB advances	25,445,000	50,000,000	75,000,000	—	10,000,000

Total commitments and contractual obligations	$425,989,871	78,178,271	86,974,567	6,142,068	17,740,242

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments

We had no material commitments to originate loans held for sale at June 30, 2005. In prior periods these commitments were accounted for at fair value.

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

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits increased by $12.2 million to $291.8 million at June 30, 2005, from $279.6 million at September 30, 2004. Wholesale deposits were $54.0 million at June 30, 2005 compared to $34.1 million at September 30, 2004. Wholesale deposits included $26.0 million and $100,000 in brokered deposits at June 30, 2005 and September 30, 2004, respectively. Time deposit accounts scheduled to mature within one year were $110.8 million and $98.3 million at June 30, 2005 and September 30, 2004, respectively. While CharterBank has experienced inconsistent certificates of deposit growth, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At June 30, 2005, our maximum borrowing capacity from the FHLB was approximately $380.4 million compared to $373.3 million at September 30, 2004. At June 30, 2005, we had outstanding FHLB borrowings of $287.4 million compared to $292.1 million at September 30, 2004, with unused borrowing capacity of $92.9 million and $81.2 million, respectively.

In addition, we may enter into reverse repurchase agreements with approved broker-dealers. At June 30, 2005, repurchase agreements totaled $108.4 million, a $7.7 million increase from the amount outstanding at September 30, 2004 of $100.7 million. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can also obtain funds in the brokered deposit markets.

We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $102.0 million for the nine months ended June 30, 2005. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

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

During the nine months ended June 30, 2005, we originated approximately $121.4 million in total loans. Residential mortgage loans accounted for 44.08% of the originations, construction loans for 17.52%, commercial and commercial real estate for 32.91%, and consumer loans for 5.49%. At June 30, 2005 and September 30, 2004, CharterBank had loan commitments to borrowers of approximately $28.9 million and $19.5 million, respectively, and available home equity and unadvanced lines of credit of approximately $25.2 million and $26.7 million, respectively. Of the $55.8 million in residential mortgage loans originated, $26.8 million were sold to investors.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $111.0 million for the nine months ended June 30, 2005, and $304.1 million for the nine months ended June 30, 2004. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities in the past two fiscal years.

Capital expenditures of $4.2 million during the nine months ended June 30, 2005 included approximately $3.7 million for branch expansions, and the new Charter Corporate Center. We anticipate capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2005. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

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

In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment”. SFAS No. 123R requires companies to recognize in their financial statements the cost resulting from all share-based payment transactions using a fair value-based measurement model. Share-based payment transactions include transactions in which the entity issues stock, share options or other equity instruments in exchange for goods or services. A fair value-based measurement model requires the fair value of share-based payments issued to non-employees to be recorded at the fair value of the goods or services received. For payments to employees to be recorded at the fair value of the goods or services received. For payments to employees, SFAS No. 123R requires that share-based payments be recorded at their fair value and be classified as either a liability or equity. Entities are required to estimate the fair value of share-based payments to employees using a mathematical model that reflects the most accurate valuation given the information available and incorporates various factors, including exercise price of the option, expected volatility of the entity’s stock, expected term of the award, performance/service/market conditions, expected dividends, the risk-free, and grant date share price. Payments classified as liabilities are required to be re-measured at the end of each reporting period. The fair value of awards classified as equity is required to be recognized over the requisite service period of the period during which the employee is expected to provide service to earn the award. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS No. 123R will become effective for Charter Financial in reporting periods beginning after June 15, 2005, requiring all share-based payments granted or modified subsequent to the implementation date to be accounted for under SFAS No. 123R. Charter Financial expects to record quarterly compensation expense of less than $0.01 per share as a result of the adoption of SFAS No. 123R and has not yet determined the transition method.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. In the second quarter of 2004 FSP EITF Issue 03-1-1 was issued, delaying the effective date for the measurement and recognition guidance in paragraphs 10-20 of Issue 03-1. The disclosure requirements continue to be effective. The company will continue to monitor changes to Issue 03-01, but does not expect it, or the related Staff Position to have a material impact on the Company’s financial position or results of operations.

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

Item 3

Quantitative and Qualitative Disclosures about

Market Risk

As of June 30, 2005, there were no substantial changes from the interest rate sensitivity analysis or changes in the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2004. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statement, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2004 included in Charter Financial’s 2004 annual report on Form 10-K.

Item 4

Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

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

Charter Financial Corporation

Date: August 9, 2005	By:	/s/ Robert L. Johnson
Robert L. Johnson President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Curtis R. Kollar
Curtis R. Kollar Chief Financial Officer, Vice President and Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications