Form 10-K
period 2005-09-30
CHARTER FINANCIAL CORP/GA
filed 2005-12-14
CIK 1136796

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-33071

Charter Financial Corporation

(Exact Name of Registrant as Specified in Its Charter)

United States	58-2659667
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1233 O.G. Skinner Drive, West Point, Georgia 31833

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005 was $118,000,124 based on the per share closing price as of March 31, 2005 on the Nasdaq National Market for the registrant’s common stock, which was $33.37.

There were 19,830,705 shares of the registrant’s common stock, $.01 par value per share outstanding at November 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHARTER FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2005

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

PART I

ITEM 1. BUSINESS

General. Charter Financial Corporation (“Charter Financial,” “us,” or “we”) is a federally-chartered corporation organized in 2001 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Charter Financial serves as the holding company for CharterBank (“Bank”). First Charter, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, owns 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Our focus is to build stockholder value by effectively deploying our capital. Our plan is to invest in and build our retail banking franchise, manage our Freddie Mac common stock investment wisely and make use of the full range of capital management strategies that are available to us. Our plan is to grow our retail franchise, focusing on core deposits, by enhancing convenience and customer service. This means extending service hours and expanding access through additional branches, either de novo or through acquisitions, and electronic delivery channels. In this regard, we acquired EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in order to expand our presence in the Auburn-Opelika, Alabama market in February, 2003. We also opened a new branch in Lagrange, Georgia in March 2005 and began the process of relocating two branches in the Auburn-Opelika, Alabama area to more convenient facilities. In addition, we have an eighteen-year history with our investment in Freddie Mac common stock and, while we continually evaluate this investment and explore our options, we expect our investment to continue to provide a competitive return for our stockholders. We will also evaluate, as appropriate, capital management strategies such as leverage, stock buyback programs and the payment of cash dividends.

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

As part of our reorganization, CharterBank organized First Charter, MHC. First Charter, MHC’s principal assets are its investment in Charter Financial and 398,000 shares of Freddie Mac common stock, the fair value of which was $22.5 million as of September 30, 2005. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of Freddie Mac common stock, and the management of any cash dividends received from Freddie Mac common stock. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial’s common stock. During the year ended September 30, 2005, First Charter, MHC waived its right to receive cash dividends from Charter Financial. Upon continued regulatory approval, First Charter, MHC expects to waive its right to receive any future cash dividends from Charter Financial for the foreseeable future.

At September 30, 2005, Charter Financial had total assets of $1.1 billion, of which $363.9 million was comprised of loans receivable and $358.5 million was comprised of mortgage-backed securities and collateralized mortgage obligations. At September 30, 2005, total deposits were $320.1 million, borrowings were $382.3 million and total stockholders’ equity was $243.2 million. Charter Financial owns 4,512,500 shares of Freddie Mac common stock of which 1,957,500 shares are owned directly by Charter Financial and the remaining 2,555,000 shares are owned by CharterBank. Charter Financial’s 4,512,500 shares of Freddie Mac common stock had a market value of $254.8 million at September 30, 2005.

CharterBank was founded in 1954 and currently operates nine full-service branch offices, four loan production offices and corporate headquarters in Georgia and Alabama. CharterBank is a community-oriented financial institution serving primarily consumer households and small businesses. CharterBank is the only locally-owned and operated financial institution in Troup County, Georgia and the Valley area, consisting of Lanett and Valley, Alabama and West Point, Georgia. CharterBank is subject to extensive regulation, supervision, and examination by the Office of Thirft Supervision (the “OTS”), its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), which insures its deposits. CharterBank’s savings deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund of the FDIC.

CharterBank is a service-oriented bank providing retail and small business customers with products and services designed to create a long-term, profitable relationship. CharterBank offers numerous loan products, including residential mortgage loans, commercial real estate loans, commercial loans, home equity loans, second mortgages, and other products. CharterBank also offers deposit products, including consumer and commercial checking accounts, savings accounts, money market accounts, and Certificates of Deposit. Prior to the reorganization, CharterBank founded The Charter Foundation, a non-profit foundation, which makes charitable contributions in CharterBank’s market area.

In February 2003, the Company acquired EBA Bancshares, Inc. (EBA) and its subsidiary bank, Eagle Bank, and merged them into the Company’s banking subsidiary, CharterBank. As part of the Eagle acquisition, we acquired approximately $55.3 million in gross loans and $60.7 million in deposits. The acquisition was accounted for using the purchase method of accounting and, therefore, the results of operations of Eagle Bank have been included in our operations since the effective date of the acquisition.

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

Market Area. We conduct our operations in west-central Georgia and east-central Alabama through our branch office in West Point, Georgia, two branch offices in Valley, Alabama, two branch offices in LaGrange, Georgia, two branch offices in Opelika, Alabama, and two branch offices in Auburn, Alabama. The West Point branch office and two Valley, Alabama offices serve the “Valley” region of our market area, which consists of West Point, Georgia, and Lanett and Valley, Alabama. The LaGrange offices serve an adjacent community on Interstate 85. Four branches serve the Auburn-Opelika or Lee County, Alabama area. We also operate loan production offices in the Atlanta metropolitan area, Newnan and St. Mary’s, Georgia and Phenix City, Alabama. The Valley area is a small market area and we are expanding our market area to nearby counties along the Interstate I-85 corridor, which are larger and have more growth potential.

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

Lending Activities.

Loan Portfolio Composition. Our loan portfolio consists of one-to-four family residential first mortgage loans, commercial real estate loans, real estate construction loans, consumer loans and commercial loans. At September 30, 2005, we had total loans receivable of $363.9 million, or 34.6% of total assets. Residential mortgage loans comprised $148.5 million, or 40.8% of total loans at September 30, 2005. Loans secured by mortgages on commercial real estate totaled $151.0 million at September 30, 2005 representing a $31.4 million, or 26.2%, increase from the balance of commercial real estate loans at September 30, 2004.

At September 30, 2005, approximately $85.1 million of total commercial real estate loans are secured by real estate in the local bank market and approximately $38.4 million of total commercial real estate loans are secured by commercial real estate in other parts of Georgia and Alabama. Of the $38.4 million not in the local bank market, approximately $31.1 million of total commercial real estate loans are secured by real estate in the Atlanta metropolitan area. We expect continued growth in our commercial real estate portfolio in the future.

The remaining portion of our loan portfolio at September 30, 2005 consisted of consumer loans totaling $18.8 million, real estate construction loans of $32.2 million, and other commercial loans of $13.5 million. Our consumer loan portfolio contains approximately $1.8 million in auto loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential real estate(1)	$148,466	40.8%	$142,250	44.0%	$133,305	44.5%	$100,471	46.9%	$129,223	56.2%
Commercial real estate	150,993	41.5	119,618	37.0	111,189	37.1	68,016	31.8	61,225	26.6
Consumer and other(2)	18,787	5.2	19,580	6.0	19,673	6.5	19,970	9.3	23,537	10.2
Commercial	13,490	3.7	20,628	6.4	21,634	7.2	16,587	7.8	6,819	3.0
Real estate construction(3)	32,163	8.8	21,471	6.6	14,076	4.7	8,962	4.2	9,143	4.0

Total loans	363,899	100.0%	323,547	100.0%	299,877	100.0%	214,006	100.0%	229,947	100.0%

Less:
Net deferred loan (fees)	(931)		(773)		(544)		(173)		(66)
Allowance for loan losses	(6,160)		(6,623)		(6,780)		(5,179)		(5,290)

Loans receivable, net	$356,808		$316,151		$292,553		$208,654		$224,591

(1)	Excludes loans held for sale.
(2)	Includes home equity loans and lines of credit, and second mortgage loans.
(3)	Net of undisbursed proceeds on loans-in-process.

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates as of September 30, 2005. The table does not reflect prepayments but does reflect scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

	At September 30, 2005
	1-4 Family Residential Real Estate Loans	Commercial Real Estate	Consumer and Other	Commercial	Real Estate Construction(1)	Totals
	(In thousands)
Amounts due or repricing:
Within one year	$32,844	$72,617	$14,260	$5,911	$29,756	$155,388

After one year:
One to three years	18,105	23,778	2,068	4,728	2,375	51,054
Three to five years	30,204	45,218	943	1,813	32	78,210
Five to ten years	51,744	7,251	929	696	—	60,620
Over ten years	15,569	2,129	587	342	—	18,627

Total due after one year	115,622	78,376	4,527	7,579	2,407	208,511

Total amount due:	$148,466	$150,993	$18,787	$13,490	$32,163	$363,899

(1)	Presented net of undisbursed proceeds on loans-in-process.

The following table presents, as of September 30, 2005, the dollar amount of all loans contractually due or scheduled to reprice after September 30, 2006 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After September 30, 2006
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$41,859	$73,763	$115,622
Commercial real estate	16,003	62,373	78,376
Consumer and other	3,891	636	4,527
Commercial	5,619	1,960	7,579
Construction	2,375	32	2,407

Total loans	$69,747	$138,764	$208,511

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands)
Loans(1):
Balance outstanding at beginning of period	$323,547	$299,877	$214,006

Loans acquired from Eagle Bank	—	—	55,276

Originations:
One-to-four family residential real estate	70,599	76,037	196,474
Commercial real estate and commercial	56,855	62,839	75,920
Consumer and other loans	8,170	11,530	20,220
Real estate construction	25,595	41,115	36,652

Total originations	161,219	191,521	329,266
Less:
Principal repayments, unadvanced funds and other, net	92,213	128,419	175,943
Sale of residential mortgage loans, principal balance	27,631	38,083	121,263
Loan charge-offs and transfers to foreclosed real estate	1,023	1,349	1,465

Total deductions	120,867	167,851	298,671
Net loan activity	40,352	23,670	85,871

Ending balance	$363,899	$323,547	$299,877

(1)	Excludes loans held for sale.

Residential Mortgage Loans and Originations. We emphasize the origination of first and second mortgages secured by one-to-four family properties within Georgia and Alabama. At September 30, 2005, and September 30, 2004, loans on one-to-four family properties accounted for 40.8% and 44.0% of our total loan portfolio, respectively.

Our mortgage origination strategy is to offer a broad array of products to meet customer needs. These products include conforming and nonconforming loans with a variety of maturities and interest rate adjustment terms. We generally sell conforming 30 year fixed rate loans on a servicing released basis. We generally retain for our portfolio conforming loans with maturities shorter than 30 years or that have interest rate resets or balloon terms. We also retain nonconforming loans. Nonconforming loans generally have interest rate resets or maturities of less than thirty years. Management’s current strategy is to sell loans with servicing released instead of keeping the servicing, as we believe that this improves our overall profitability. Our loan portfolio contains some loans that are nonconforming due to loan-to-value or credit exceptions.

Our originations of all types of residential first mortgages amounted to $70.6 million for the fiscal year ended September 30, 2005, and $76.0 million for the year ended September 30, 2004. Due to the low interest rate environment, a significant portion of loans originated in 2005, 2004 and 2003 were refinances, including refinances of our existing portfolio loans and loans in our servicing portfolio. The average size of our residential mortgage loans originated in the year ended September 30, 2005 was $144,000, and $115,000 for the year ended September 30, 2004.

We originate new mortgage loans through dedicated mortgage originators. Our mortgage originators develop referrals from current bank customers, real estate brokers, attorneys, past customers and other key referral sources.

We offer a variety of mortgage products to allow customers to select the best product for their needs. A description of our mortgage products and underwriting guidelines are highlighted below.

Adjustable Rate Mortgage Loans. We offer a variety of adjustable rate mortgage products that initially adjust after one, three, five, or seven years. After the initial term, the interest rate generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the Wall Street Journal Prime or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and the aggregate adjustment is generally subject to a maximum increase of 6% over the life of the loan. At September 30, 2005, 68.45% of the residential mortgage loans in our portfolio were adjustable rate mortgage loans, most of which were hybrid loans with the rate fixed for the first five or seven years.

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

Fixed Rate Mortgage Loans Retained in Portfolio. We hold 15-year conforming mortgage loans in our portfolio. These loans have higher yields than securities with similar interest risk attributes that are available for purchase. As of September 30, 2005, we had $43.6 million of 15-year conforming mortgages in our portfolio.

Fixed Rate Mortgages Sold Servicing Released. We offer a variety of thirty-year fixed-rate loan products that we sell to investors on a servicing released basis. These loans are underwritten to the investors’ standards and are generally sold to the investor immediately after the loan closes. The rate on these loans is committed with the investor on a best efforts basis when the borrower locks in his or her interest rate. Gains on sales of residential loans and servicing released loan fees amounted to $884,000 of our noninterest income for the year ended September 30, 2005.

Fixed Rate Mortgages Sold with Servicing Retained. We are an approved seller/servicer for Freddie Mac. Our fixed rate loans are underwritten to comply with Freddie Mac standards for sale to the secondary market. At September 30, 2005, CharterBank serviced loans for Freddie Mac with an aggregate balance of $27.1 million and serviced loans for other investors with an aggregate balance of $1.2 million.

Home Equity Credit Lines of Credit and Second Mortgages. We offer home equity lines of credit as a complement to our one-to-four family lending activities. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines provide adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia and Alabama. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those applicable to one- to four-family first mortgage loans with the exception of loan to value ratios which may go to 100% and slightly more stringent credit to income and credit score requirements. At September 30, 2005, we had $13.5 million of home equity lines of credit and second mortgage loans. We also had $8.7 million of unfunded home equity commitments at September 30, 2005.

Commercial Real Estate Loans. Increasing the size of our real estate loan portfolio is an integral part of our operating strategy. In underwriting commercial real estate loans, we consider not only the property’s historic cash flow, but also its current and projected occupancy, location, and physical condition. We generally lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.15 to 1 after tax. At September 30, 2005, we had $151.0 million of loans in our commercial real estate portfolio. The average size of a loan in our portfolio at September 30, 2005 was $213,000. Our largest funded loan exposure is a commercial real estate loan with a balance of $6.6 million at September 30, 2005. This loan is secured by a hotel located in the metro Atlanta, Georgia area.

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

Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater supervision efforts by our management compared to residential or commercial real estate lending. Commercial loans, however, comprise a small portion of our loan portfolio, at approximately 3.7% of total loans receivable and approximately 1.3% of total assets at September 30, 2005.

Consumer Loans. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include:

•	home equity loans-open and closed end;

•	loans secured by certificates of deposit and other loans; and

•	unsecured credit lines and installment loans.

At September 30, 2005, our consumer loan portfolio totaled $18.8 million, or 5.2% of total loans. Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans and tend to have a higher credit risk than residential loans because they may be secured by a home with a loan-to-value of 100%, secured by rapidly depreciable assets, or be unsecured. Despite these risks, our level of consumer loan delinquencies, excluding auto loans, has generally been low. We cannot assure you, however, that our delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

We also make loans for up to 100% of the amount of a borrower’s certificates of deposit balance. These secured deposit loans totaled $964,000 at September 30, 2005.

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

Commercial loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the President, the Executive Vice President, the Chief Financial Officer, the Senior Credit Administrator, and certain other senior lending and credit officers. The Management Loan Committee has authority to approve loan relationships up to $1,500,000. Commercial loan relationships of $1,000,000 or less may be approved outside the Committee process by three officers who have commercial loan authority. Commercial loan relationships greater than $1,500,000 are approved by the Management Loan Committee and the Board’s Executive Loan Committee or the entire Board of Directors.

Asset Quality. One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential one-to-four family properties and commercial properties; we set sound credit standards for new loan originations; and we follow careful loan administration procedures. The following table sets forth the non-performing loans by loan category at the dates indicated. As indicated by the table, nonperforming loans decreased overall and in all categories during the year ended September 30, 2005.

	At September 30,
	2005	2004	(Decrease)
1-4 family residential real estate mortgage	$2,128,104	$2,411,215	$(283,111)

Commercial real estate	1,714,642	3,071,252	(1,356,610)
Commercial	208,842	348,077	(139,235)
Consumer and other	23,839	34,512	(10,673)

Total	$4,075,427	$5,865,056	$(1,789,629)

Non-accrual loans decreased by $1.8 million with the real estate secured loans, including one-to-four family and commercial real estate loans, decreasing by approximately $1.6 million and commercial, consumer and other loans decreasing by approximately $150,000.

Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Executive Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee approves action plans on all loans that are 90 days delinquent. The Loan Committee consists of three outside directors, and two directors who are also members of management. Two of the outside directors, one of whom is the chairman, serve each time. The third outside slot rotates between two other outside directors.

The following table presents information regarding total non-performing loans, accruing loans delinquent 90 days or more, foreclosed real estate and total non-performing assets as of the dates indicated. At September 30, 2005, 2004, and 2003, we had $4.1 million, $5.9 million, and $5.1 million, respectively, of non-performing loans. The non-performing loans are primarily residential and commercial real estate loans. If all non-performing loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, we would have recorded additional interest income on these loans of approximately $200,000 for the year ended September 30, 2005.

	At September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Underperforming loans - accruing loans delinquent 90 days or more	$133	$195	$633	$133	$218

Total nonaccrual loans	$4,075	$5,865	$5,124	$3,013	$2,312
Foreclosed real estate, net	1,120	453	684	670	434

Total non-performing assets	$5,195	$6,318	$5,808	$3,683	$2,746

Non-performing loans to total loans	1.12%	1.81%	1.71%	1.41%	1.01%

Non-performing assets to total assets	0.49%	0.59%	0.58%	0.38%	0.31%

Nonperforming assets at September 30, 2005, 2004, and 2003 were $5.2 million, $6.3 million, and $5.8 million, respectively.

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

Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment. At September 30, 2005, 2004 and 2003, impaired loans totaled $2.5 million, $3.9 million, and $2.2 million, respectively. The average recorded investment in impaired loans for the years ended September 30, 2005, 2004, and 2003 was approximately $3.2 million, $3.0 million and $2.2 million, respectively. There were specific allowances attributable to impared loans at September 30, 2005 and 2004 of $70,211 and

$22,000. There were no specific allowances at September 30, 2003. Interest income recognized on impaired loans for the years ended September 30, 2005, 2004, and 2003 was not significant.

At September 30, 2005, 2004, and 2003, we had $6.3 million, $3.0 million, and $2.7 million, respectively, of portfolio loans classified as troubled debt restructurings.

Foreclosed real estate consists of property we have acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at the lower of cost or fair value. At September 30, 2005, 2004, and 2003 we had $1.1 million, $453,000 and $684,000 in foreclosed real estate, respectively.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$6,623	$6,780	$5,179	$5,290	$6,346
Allowance for loan losses of acquired company(1)	—	—	2,177	—	—
Charge-offs:
1-4 residential real estate	(57)	(185)	(209)	(321)	(132)
Commercial real estate	(222)	(15)	—	—	—
Commercial	(319)	(230)	(497)	(175)	(554)
Consumer and other	(61)	(139)	(338)	(320)	(1,387)
Real estate construction	—	(81)	—	—	(23)

Total charge-offs	(659)	(650)	(1,044)	(816)	(2,096)

Recoveries:
1-4 residential real estate	18	105	140	94	119
Commercial real estate	—	—	—	—	21
Commercial	24	105	25	—	—
Consumer and other	79	253	278	361	400
Real estate construction	—	—	—	—	—

Total recoveries	121	463	443	455	540

Net (charge-offs)	(538)	(187)	(601)	(361)	(1,556)
Provision for loan losses	75	30	25	250	500

Balance at end of year	$6,160	$6,623	$6,780	$5,179	$5,290

Total loans receivable	$363,899	$323,547	$299,877	$214,006	$229,947

Average loans outstanding	$337,127	$311,480	$256,792	$215,632	$243,243

Allowance for loan losses as a percent of total loans receivable (2)	1.69%	2.05%	2.26%	2.33%	2.30%

Net loans charged off as a percent of average outstanding	(0.16)%	(0.06)%	(0.23)%	(0.16)%	(0.64)%

(1)	Recorded in connection with the Eagle Bank acquisition in 2003.
(2)	Does not include loans held for sale or deferred fees.

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

For the year ended September 30, 2005, we recorded a $75,000 provision for loan losses based on our evaluation of the items discussed above. The recorded provision of $75,000 was less than net charge-offs because the majority of the 2005 net charge-offs represent losses on loans acquired in business combinations from previous years were already considered in their allowance for loan losses. Our reserve methodology indicated a higher provision was not appropriate.

Management believes the allowance for loan losses is sufficient to cover all known losses and inherent losses in the current loan portfolio at September 30, 2005. To determine the adequacy of the allowance, we look at historical trends in the growth and composition of our loan portfolio, among other factors. The most significant risk trends over the last five years are the growth of our commercial real estate loan portfolio, the growth of the nonconforming residential loan portfolio, and the nonperforming loans acquired in the Citizens and Eagle acquisitions. We believe that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one- to four-family residential mortgages.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended September 30, 2005, and 2004, — Provision for Loan Losses.”

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

	At September 30,
	2005			2004			2003
Loan Category	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential real estate	$1,042	$148,466	40.8%	$1,364	$142,250	44.0%	$1,185	$133,305	44.5%
Commercial real estate	2,711	150,993	41.5	2,769	119,618	37.0	2,920	111,189	37.1
Consumer loans and other(1)	574	18,787	5.2	550	19,580	6.0	592	19,673	6.5
Commercial	403	13,490	3.7	836	20,628	6.4	1,147	21,634	7.2
Real estate construction	863	32,163	8.8	399	21,471	6.6	258	14,076	4.7
Unallocated	567	—	—	705	—	—	678	—	—

Total allowance for loan losses	$6,160	$363,899	100.0%	$6,623	$323,547	100.0%	$6,780	$299,877	100.0%

	At September 30,
	2002			2001
Loan Category	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential real estate	$1,017	$100,471	46.9%	$1,841	$129,223	56.2%
Commercial real estate	2,394	68,016	31.8	1,656	61,225	26.6
Consumer loans and other(1)	620	19,970	9.3	382	23,537	10.2
Commercial	506	16,587	7.8	359	6,819	3.0
Real estate construction	377	8,962	4.2	263	9,143	4.0
Unallocated	265	—	—	789	—	—

Total allowance for loan losses	$5,179	$214,006	100.0%	$5,290	$229,947	100.0%

(1)	Includes home equity lines of credit, excludes loans held for sale.

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

Our maximum borrowing capacity from the Federal Home Loan Bank is approximately $375.6 million, of which $287.0 million was utilized at September 30, 2005. We utilize Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of investment securities in order to increase our net income and return on equity.

Investment Portfolio.

General. Federally chartered thrifts have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain Certificates of Deposits of insured financial institutions, repurchase agreements, overnight and short term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Our investments primarily fall into two major categories:

•	equity investments, primarily Freddie Mac common stock and

•	collateralized mortgage obligations and mortgage-backed securities.

Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. All of our securities are currently classified as “available for sale.” The weighted average annualized yield of our non-equity portfolio was 4.49% as of September 30, 2005. We believe the credit quality of the portfolio is high as it is invested in U.S. Government, U.S. Government Agency, or U.S. Government Agency-guaranteed mortgage-backed securities or mortgage related securities with a rating of AA or better or equities, primarily Freddie Mac common stock. For information see “Management Discussion and Analysis - Carrying Values, Yields and Maturities.”

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2005		2004		2003		2002		2001
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Investment Securities:
U.S. Government agencies	$17,859	$17,712	$—	$—	$12,981	$12,892	$—	$—	$—	$—
Other debt securities	—	—	22,339	22,157	8,633	8,737	12,175	12,059	—	—

Total investment securities	17,859	17,712	22,339	22,157	21,614	21,629	12,175	12,059	—	—

Mortgage-backed and mortgage-related securities:
Ginnie Mae	16,020	16,266	19,876	20,170	14,532	14,919	24,189	24,714	20,081	20,230
Fannie Mae	127,547	125,449	129,954	130,652	89,365	90,408	31,103	31,590	16,518	16,620
Freddie Mac	10,285	10,191	9,852	9,902	13,378	13,267	6,744	6,732	—	—

Total mortgage-backed and mortgage-related securities	153,852	151,906	159,682	160,724	117,275	118,594	62,036	63,036	36,599	36,850

Collateralized mortgage obligations:
Fannie Mae	60,950	59,183	72,589	71,122	136,101	133,520	126,788	126,353	74,091	73,619
Freddie Mac	56,824	56,085	92,026	91,644	86,818	86,068	239,570	239,179	140,128	139,677
Non-agency	91,077	90,289	52,840	53,358	56,441	56,250	25,181	25,238	72,417	71,430
Ginnie Mae	995	998	1,510	1,509	—	—	2,139	2,134	5,081	5,037

Total collateralized mortgage Obligations	209,846	206,555	218,965	217,633	279,360	275,838	393,678	392,904	291,717	289,763

Total mortgage-backed securities and collateralized mortgage obligations	363,698	358,461	378,647	378,357	396,635	394,432	455,714	455,940	328,316	326,613

Total investment and mortgage securities	381,557	376,173	400,986	400,514	418,249	416,061	467,889	467,999	328,316	326,613

Freddie Mac common stock and other equity securities	6,061	254,776	6,213	300,430	6,285	242,904	6,317	260,215	6,365	302,623

Total investment and mortgage securities and Freddie Mac common stock	$387,618	$630,949	$407,199	$700,944	$424,534	$658,965	$474,206	$728,214	$334,681	$629,236

The following table sets forth the composition of the mortgage securities portfolio at the dates indicated and whether such investments have fixed or adjustable interest rates.

	At September 30, 2005			At September 30, 2004
	Amortized Costs	Market Value	Unrealized Gain/(Loss)	Amortized Costs	Market Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Fixed rate agency notes/bonds	$17,859	$17,712	$(147)	$20,339	$20,197	$(142)
Total fixed rate mortgage-backed and mortgage-related securities	111,208	109,881	(1,327)	104,828	105,814	986
Total fixed rate collateralized mortgage obligations	127,745	125,019	(2,726)	117,044	115,495	(1,549)

Total fixed rate investment and mortgage securities	256,812	252,612	(4,200)	242,211	241,506	(705)

Variable rate agency	—	—	—	2,000	1,960	(40)
Variable rate mortgage-backed and mortgage-related securities	42,644	42,025	(619)	54,854	54,910	56
Variable rate collateralized mortgage obligations	82,101	81,535	(566)	101,921	102,138	217

Total variable rate investment and mortgage securities	124,745	123,560	(1,185)	158,775	159,008	233

Freddie Mac common stock and other equity securities	6,061	254,777	248,715	6,213	300,430	294,217

Total investment and mortgage securities and Freddie Mac common stock	$387,618	$630,949	$243,330	$407,199	$700,944	$293,745

Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One Year or Less			More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U. S. Government agencies		$—	—%	$5,000	3.26%	$12,859	4.20%	$—	—	$17,859	$17,712	3.93%
Corporate debt		—	—	—	—	—	—	—	—	—	—	—

Total investment securities		—	—%	5,000	3.26%	12,859	4.20%	—	—	17,859	17,712	3.93%

Mortgage-backed securities Available for sale:
Ginnie Mae		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	16,020	16,266	5.28%
Fannie Mae		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	127,547	125,449	4.55
Freddie Mac		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	10,285	10,191	4.17

Total mortgage-backed securities		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	153,852	151,906	4.62%

Collateralized mortgage obligations:
Fannie Mae		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	54,149	52,498	3.65%
Freddie Mac		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	56,824	56,085	4.39
Ginnie Mae		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	996	998	5.10
Other Non-agency		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	97,877	96,974	4.92

Total collateralized mortgage obligations		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	209,846	206,555	4.45%

Total	$	N/A	N/A %	$5,000	3.26%	$12,859	4.20%	$—	—%	$381,557	$376,173	4.49%

Equity Securities. As of September 30, 2005, equity securities were primarily comprised of 4,512,500 shares of Freddie Mac common stock which had a per share market value of $56.46 per share, a total market value of $254.8 million and a cost basis of approximately $1.34 per share. The large unrealized pre-tax gain of approximately $248.7 million is the result of a series of well-timed investments in Freddie Mac common stock in the middle to late 1980’s. As a result of strong fundamental growth at Freddie Mac and a favorable stock market environment, our Freddie Mac common stock investment has appreciated significantly and now constitutes approximately 24.3% of our total assets. The unrealized gain in Freddie Mac common stock has substantially strengthened our capital. The after-tax unrealized gain in Freddie Mac common stock constitutes 62.8% of our equity capital. Dividends on Freddie Mac common stock have also significantly increased our dividend and interest income.

Our Freddie Mac common stock is held by different companies within the Charter organization as follows:

CharterBank	2,555,000 shares
Charter Financial	1,957,500 shares

Total	4,512,500 shares

In addition, the owner of 80% of Charter Financial’s common stock, First Charter, MHC, owns 398,000 shares of Freddie Mac common stock.

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

During fiscal year 2003, we sold 15,000 shares of Freddie Mac common stock, during fiscal year 2004, we sold 35,000 shares of Freddie Mac common stock and during fiscal year 2005, we sold 92,500 shares of Freddie Mac common stock.

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

	At September 30, 2005
	Par	Premium	Discount	Amortized Cost	Average Life in Yrs.	Average Interest Yield
MBS - fixed rate	$111,112,740	$765,375	$669,873	$111,208,242	5.26	4.95%

MBS – variable rate	42,453,003	232,068	41,294	42,643,777	1.88	3.70

CMO - fixed rate	128,000,484	328,399	584,129	127,744,754	2.44	4.20

CMO – variable rate	82,446,597	17,419	362,652	82,101,364	4.73	4.84

Total	$364,012,824	$1,343,261	$1,657,948	$363,698,137

While mortgage related securities have average lives as stated in the accompanying tables, average lives may be significantly shorter or longer based on interest rates and underlying loan prepayments. Based on interest rates and market prepayment assumptions as of September 30, 2005 the estimated average life of our fixed rate mortgage-backed security portfolio was 5.26 years and of our fixed rate collateralized mortgage obligation portfolio was 2.44 years. If prepayment rates are higher than estimated, our earnings will be negatively affected by the reinvestment of accelerated cash flows at lower yields. A portion of the fixed rate mortgage-backed securities are backed by multifamily loans that have prepayment penalties or yield maintenance agreements and thus are not as likely to prepay due to changes in interest rates.

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

	At September 30,
	2005			2004			2003
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$16,019	4.41%	$16,266	$19,876	5.25%	$20,170	$14,532	3.66%	$14,919
Fannie Mae	127,547	35.07	125,449	129,954	34.32	130,652	89,365	22.53	90,408
Freddie Mac	10,285	2.83	10,191	9,852	2.60	9,902	13,378	3.37	13,267

Collateralized mortgage obligations available for sale:
Fannie Mae	60,950	16.76	59,183	72,589	19.17	71,122	136,101	34.32	133,520
Freddie Mac	56,824	15.62	56,085	92,026	24.30	91,644	86,818	21.89	86,068
Other	91,077	25.04	90,289	52,840	13.96	53,358	56,441	14.23	56,250
Ginnie Mae	996.27		998	1,510.40		1,509	—	—	—

Total	$363,698	100.00%	$358,461	$378,647	100.00%	$378,357	$396,635	100.00%	$394,432

	At September 30,
	2002			2001
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$24,189	5.31%	$24,714	$20,081	6.12%	$20,230
Fannie Mae	31,103	6.83	31,590	16,518	5.03	16,620
Freddie Mac	6,744	1.48	6,732	—	—	—

Collateralized mortgage obligations available for sale:
Fannie Mae	126,788	27.82	126,353	74,091	22.57	73,619
Freddie Mac	239,570	52.57	239,179	140,128	42.68	139,677
Other	25,181	5.52	25,238	72,417	22.06	71,430
Ginnie Mae.	2,139.47		2,134	5,081	1.54	5,037

Total	$455,714	100.00%	$455,940	$328,316	100.00%	$326,613

Federal Home Loan Bank Stock. Every federally insured financial institution that borrows funds from a Federal Home Loan Bank is required to invest in the stock of that Federal Home Loan Bank. The institution’s investment in Federal Home Loan Bank stock, along with other assets of the institution, is then pledged as collateral for the advances. As of September 30, 2005, we owned approximately $14.9 million of stock in the Federal Home Loan Bank of Atlanta.

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

Deposits. At September 30, 2005, our total deposits amounted to $320.1 million, of which $250.4 million were retail deposits, $24.8 million were funds on deposit from credit unions, and $45.0 million were brokered deposits. Funds on deposit from credit unions and brokered deposits are known as wholesale deposits. At September 30, 2004, our retail deposits totaled $245.5 million, and our wholesale deposits totaled $34.0 million.

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

As of September 30, 2005, core deposits, consisting of demand deposits, NOW deposits, savings, and money market accounts, represented 52.5% of total retail deposits and 41.0% of total deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended September 30, 2005, 2004, and 2003. We expect that our retail core deposit base will continue to expand to reflect the planned expansion of our retail branch network and that our transaction accounts will increase as a result of our increased marketing efforts related to such accounts within our targeted market area.

Wholesale Deposits. Our wholesale deposits consist of brokered deposits and/or funds on deposit from credit unions. CharterBank obtains credit union deposits by placing rates on a rate service. CharterBank pays to advertise its rates with the third party. Credit unions with an interest in depositing funds contact CharterBank directly. At September 30, 2005, we had $24.8 million in credit union certificates of deposit and $45.0 million in brokered deposits.

At September 30, 2005, our credit union certificates of deposit and brokered deposits totaled $69.8 million, or 21.8% of total deposits. At September 30, 2004, our credit union certificates of deposit and brokered deposits totaled $34.1 million, or 12.2% of total deposits. At September 30, 2003, our credit union certificates of deposit and brokered deposits totaled $49.7 million, or 17.8% of total deposits.

Deposit Distribution Weighted Average. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At September 30,
	2005			2004			2003
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Retail:
Non-certificated accounts:
Noninterest bearing-demand deposits (1)	$27,660	8.64%	—%	$24,612	8.80%	—%	$22,418	8.02%	–%
NOW deposits	40,450	12.64	.73	39,692	14.20	.55	30,630	10.96	0.53
Savings deposits	14,739	4.60	.25	14,980	5.36	.25	15,419	5.53	0.30
Money market deposits	48,512	15.15	2.94	50,066	17.91	1.65	31,079	11.12	1.14

Total non-certificated accounts	131,361	41.03	1.34	129,350	46.27	0.84	99,546	35.63	0.57

Certificates of Deposit:
One year or less	75,736	23.66	2.98	73,507	26.29	2.38	90,783	32.49	2.40
Over 1 year through 3 years	31,978	9.99	3.91	32,945	11.78	3.59	23,886	8.56	4.72
Over 3 years	11,316	3.54	3.93	9,662	3.46	3.73	15,434	5.52	4.38

Total retail Certificates of Deposit	119,030	37.19	2.32	116,114	41.53	2.83	130,103	46.57	2.68

Total retail deposits	250,391	78.22	2.28	245,464	87.80	1.78	229,649	82.20	1.83

Wholesale:
Certificates of Deposit
One year or less	60,450	18.88	3.59	24,720	8.84	2.45	38,731	13.86	2.11
Over 1 year through 3 years	7,149	2.23	3.65	6,958	2.49	3.13	11,006	3.94	2.78
Over 3 years	2,139.67		4.12	2,433.87		3.94	—	—	—

Total wholesale:	69,738	21.78	3.61	34,111	12.20	2.70	49,737	17.80	2.26

Total deposit accounts	$320,129	100.00%	2.57%	$279,575	100.00%	1.89%	$279,386	100.00%	1.96%

(1)	Excludes mortgagors’ escrow payments.

Deposit Flow. The following table summarizes the deposit activity of the Bank for the periods indicated. The increase in 2003 is mainly attributable to the approximately $60.7 million in deposits acquired in the Eagle Bank acquisition. The increase in 2005 in wholesale is primarily used to fund growth in the loan portfolio.

	For the Years Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$279,575	$279,386	$210,746
Net increase (decrease) before interest credited, wholesale	35,627	(15,626)	12,073
Net increase (decrease) before interest credited, retail	(311)	12,244	52,335
Interest credited	5,238	3,571	4,232

Balance at end of period	$320,129	$279,575	$279,386

Total increase in deposit accounts	$40,554	$189	$68,640

Percentage increase	14.51%	.07%	32.57%

The balances of our wholesale deposits are more volatile than retail deposits. As wholesale deposits mature, these deposits are less likely to remain with CharterBank, as compared to the relatively stable balances of our core retail deposit base. While we expect our retail deposit base to increase in the next several years, our loan portfolio growth may outpace the growth of our retail deposit base. Accordingly, we plan to either utilize borrowed funds or retain our wholesale certificates of deposit to fund loans.

Certificate of Deposit Maturities. At September 30, 2005, we had $101.8 million in certificates of deposit with balances of $100,000 and greater maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Retail:
Three months or less	$9,832	2.65%
Over three months through six months	14,432	3.77
Over six months through 12 months	4,716	3.04
Over 12 months	19,179	4.09

Total	48,159	3.60

Wholesale:
Three months or less	20,900	3.37
Over three months through six months	25,800	3.71
Over six months through 12 months	3,800	3.71
Over 12 months	3,100	3.81

Total	53,600	3.58

Total	$101,759	3.59%

Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at the dates indicated.

	At September 30, 2005
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
Retail:
2.00% and below	$10,928	$63	$79	$250	$11,320	9.51%
2.01% to 3.00%	33,632	6,169	590	163	40,554	34.07
3.01% to 4.00%	21,731	3,298	4,502	4,799	34,330	28.84
4.01% to 5.00%	6,313	9,634	1,652	6,095	23,694	19.90
5.01% to 6.00%	830	5991	—	7	6,828	5.74
6.01% and above	2,302	—	—	2	2,304	1.94

Total	$75,736	$25,155	$6,823	$11,316	$119,030	100.00%

Wholesale:
2.00% and below	$—	$—	$—	$—	$—	—%
2.01% to 3.00%	3,473	297	—	—	3,770	5.41
3.01% to 4.00%	50,323	3,476	1,490	946	56,235	80.64
4.01% to 5.00%	6,654	1,787	—	1,193	9,634	13.81
5.01% to 6.00%	—	—	99	—	99.14
6.01% and above	—	—	—	—	—	—

Total	$60,450	$5,560	$1,589	$2,139	$69,738	100.00%

Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase provide an additional source of funds to finance our lending and investing activities. At September 30, 2005, our total borrowings were $382.3 million, as compared to $392.8 million at September 30, 2004. Our utilization of borrowings has generally contributed to our profitability and we will continue to employ borrowings as a source of funds. At the same time, we will consider whether to undertake future borrowings as a source of funds only after a review of numerous relevant factors including:

•	the potential interest spread and risks involved;

•	analysis of the current and anticipated interest rate environment;

•	the current and expected levels of our deposit base;

•	various other risk factors associated with using borrowings as a source of funds; and

•	the return and risk characteristics of the asset to be acquired or retained.

Federal Home Loan Bank Advances. At September 30, 2005, our outstanding FHLB advances totaled $287.0 million, as compared to $292.1 million at September 30, 2004. At September 30, 2005, CharterBank had pledged, under a blanket lien with the Federal Home Loan Bank of Atlanta:

•	all stock of the Federal Home Loan Bank of Atlanta held by CharterBank;

•	certain qualifying first mortgage loans with unpaid principal balances totaling $96.8 million;

•	certain commercial real estate loans with unpaid principal balances totaling $5.6 million; and

•	certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate carrying amount of $229.8 million.

At September 30, 2005, CharterBank has available lines of credit commitments with the FHLB totaling $375.6 million, of which $287.0 million was advanced and $88.6 million was available.

Securities Sold Under Agreements to Repurchase. We had approximately $95.3 million of securities sold under agreements to repurchase outstanding at September 30, 2005, as compared to $100.7 million at September 30, 2004. At September 30, 2005, our securities sold under agreements to repurchase are secured by certain mortgage-backed securities, collateralized mortgage obligations, and investment securities had an aggregate carrying amount, including accrued interest of $102.3 million, as compared to $105.8 million at September 30, 2004. All securities sold under the agreements to repurchase are under our control. The repurchase agreements at September 30, 2005 and 2004 have maturities of less than 45 days and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian.

The following table sets forth information concerning balances and interest rates on the Bank’s Federal Home Loan Bank advances and securities sold under agreement to repurchase at the dates and for the years indicated.

	At and for the Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$304,077	$259,235	$264,293
Maximum amount outstanding at any month-end during the year	318,320	300,700	292,250
Balance outstanding at end of the year	287,000	292,050	267,100
Weighted average interest rate during the year	4.24%	4.08%	4.34%
Weighted average interest rate at end of year	4.31%	4.11%	3.99%

Securities sold under agreements to repurchase:
Average balance outstanding	$100,005	$132,623	$108,498
Maximum amount outstanding at any month-end during the year	114,381	150,710	133,608
Balance outstanding at end of the year	95,336	100,739	121,341
Weighted average interest rate during the year	2.83%	1.28%	1.58%
Weighted average interest rate at end of year	3.85%	1.81%	1.26%

The following table sets forth additional information on the maturities, interest rates, and balances of Federal Home Loan Bank advances at the dates and for the years indicated.

	2005			2004
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$25,000,000	2.97%	2.97%	$40,050,000	2.15%	2.15%
One to two years	75,000,000	2.62-3.68%	3.18%	25,000,000	2.97%	2.97%
Two to three years	50,000,000	2.87-3.31%	3.09%	75,000,000	2.62-3.68%	3.18%
Three to four years	—	—	—	25,000,000	2.87%	2.87%
Four to five years	35,000,000	3.93-6.22%	5.57%	—	—	—
Thereafter	102,000,000	5.40-6.14%	5.64%	127,000,000	5.40-6.22%	5.75%

	$287,000,000		4.31%	$292,050,000		4.11%

Current and Planned Sources of Funds. As discussed above, we expect to continue to rely on a combination of both retail and wholesale deposits to fund our operations. We seek to grow the retail component of our funding structure, while reducing our dependence on wholesale funds as a source of funds. We believe that the Auburn-Opelika market, where we currently have four branches, offers a larger, higher growth market than our other current market areas.

We are hopeful that our planned branch expansion and ATMs will enhance our ability to attract retail deposits.

While we would prefer to reduce our reliance on wholesale fundings in the long term, our loan growth will probably exceed our retail deposit growth. Thus, wholesale fundings, possibly including brokered deposits, credit union deposits and borrowings, will continue to remain a significant source of funds for CharterBank in the near term. In addition to deposits and borrowings, our other significant sources of funds include liquidity, loan repayments, maturing investments and retained earnings.

Investment in Limited Partnerships. In 1997, CharterBank purchased interests in a limited partnership, for $5.0 million, which was formed to acquire mortgage servicing rights. CharterBank was allocated approximately 21% of the earnings or losses of the partnership. During 2003, CharterBank wrote off the remainder of its limited partnership investment. For the year ended September 30, 2003, CharterBank recognized $106,746 equity in the net losses of the limited partnership. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of our limited partnership interest.

Personnel. As of September 30, 2005, CharterBank had 169 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

Federal Taxation.

General. For federal income tax purposes, we report income on the basis of a taxable year ending September 30, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Since reorganization, CharterBank and Charter Financial constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. However, Charter Financial and CharterBank file separate federal and state income tax returns. CharterBank and Charter Financial are not currently under audit by the IRS and have not been audited for the past five years. Charter Insurance, which was liquidated in December 2004, is currently under an IRS audit. The last federal audit of CharterBank’s federal tax return was related to the fiscal year ended September 30, 1991.

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

Regulation of CharterBank and Charter Financial.

General. Charter Financial and First Charter, MHC, are regulated as savings and loan holding companies by the OTS. CharterBank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS and the FDIC. CharterBank must file reports with the OTS concerning its activities and financial condition. Charter Financial and First Charter, MHC, are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. Charter Financial is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

Any change in such laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on Charter Financial and CharterBank and their operations and stockholders.

Federal Banking Regulation.

Activity Powers. CharterBank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS. Under these laws and regulations, CharterBank may invest in mortgage loans secured by residential and commercial real estate; commercial and consumer loans; certain types of debt securities; and certain other assets. CharterBank may also establish service corporations that may engage in activities not otherwise permissible for CharterBank, including certain real estate equity investments and securities and insurance brokerage. CharterBank’s authority to invest in certain types of loans or other investments is limited by federal law and regulation.

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

CharterBank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. CharterBank met the QTL test at September 30, 2005, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender”. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

If CharterBank fails the QTL test and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

At September 30, 2005, CharterBank met each of its capital requirements. See footnote 19 in the accompanying consolidated financial statements.

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

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment areas or a broader area that includes its assessment areas; and

•	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

Transactions with Affiliates. CharterBank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to CharterBank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of CharterBank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from CharterBank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B.

The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation which CharterBank has done. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

Loans to Insiders. CharterBank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CharterBank’s capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit in excess of certain limits must be approved by CharterBank’s Board of Directors.

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

Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency, may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

At September 30, 2005, CharterBank met the criteria for being considered “well-capitalized.”

When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.

Insurance of Deposit Accounts. CharterBank is a member of the Savings Association Insurance Fund(the “SAIF”) maintained by the FDIC, and CharterBank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

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

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. CharterBank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the regional FHLBs making up the FHLB System. Each member of the FHLB of Atlanta has to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million) equal to approximately 0.25% of the member’s total assets and (ii) 4.5% of the member’s outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchased from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System. Under regulations of the Federal Reserve Board , CharterBank is required to maintain noninterest-earning reserves against its transaction accounts. The amount of transaction accounts exempt from a reserve requirement is $7.0 million. A 3% reserve is required for transaction accounts from $7.0 million to $40.6 million. Transaction accounts over $40.6 million are subject to a 10% reserve requirement. CharterBank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce CharterBank’s interest-earning assets, to the extent the requirement exceeds vault cash.

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

Restrictions Applicable to Charter Financial. Because Charter Financial was organized after May 4, 1999, under the Gramm-Leach-Bliley Act (the “GLB Act”), it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are “grandfathered” under the GLB Act and generally have no restrictions on their business activities. Charter Financial’s activities, however, will be restricted to:

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

If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.

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

The Sarbanes-Oxley Act. The Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the corporate misconduct. Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.

The Sarbanes-Oxley Act’s principal legislation and the derivative legislation and rulemaking promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	A requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors:

•	a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	a requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

We estimate the cost of complying with the provisions of Sarbanes Oxley section 404 were between $500,000 and $750,000 for the year ended September 30, 2005.

USA Patriot Act. CharterBank is subject to the USA PATRIOT Act which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By the way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following obligations on financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326 rules which became effective on October 1, 2003. which require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through these accounts.

•	Section 318, which became effective December 26, 2001, prohibits financial institutions from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company and Bank Merger Act applications.

Federal Securities Law. Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 2. PROPERTIES

We currently conduct our business through nine full-service banking offices and four loan production offices. As of September 30, 2005, the properties and leasehold improvements owned by us had an aggregate net book value of $14.0 million.

Location	Ownership	Year Opened	Date of Lease or License Expiration(1)	Deposits as of September 30, 2005
				(In thousands)
Administrative Office:
1233 O.G. Skinner Drive West Point, Georgia	Owned	2005	—	—

Branch Offices:
600 Third Avenue West Point, Georgia	Owned	1965	—	$133,440

300 Church Street LaGrange, Georgia	Owned	1976	—	41,357

3500 20th Avenue(2) Valley, Alabama	Leased	1963	7/31/08	58,166

91 River Road(2) Valley, Alabama	Owned	1989	—	13,454

1605 East University Drive Auburn, Alabama	Owned	2001	—	23,399

2320 Moore’s Mill Road (3) Auburn, Alabama	Owned	2002	—	7,590

114 South 7th Street (3) Opelika, Alabama	Owned	1995	—	16,319

3702 Pepperell Parkway (3) Opelika, Alabama	Owned	1988	—	19,155

555 South Davis Road LaGrange, Georgia	Owned	2005	—	7,249

Loan Production Offices:
2959 Highway 154, Bld. C, Suite D Newnan, Georgia	Leased	1993	3/1/05

1212 7th Avenue, Suite B and C	Leased	2001	2/15/05
Phenix City, Alabama

217 Osborne Street St. Mary’s, Georgia	Leased	2003	4/30/05

6525 The Corners Pkwy, Suite 111 Norcross, Georgia	Leased	2004	12/31/05

Branches Under Development:

2nd Avenue Opelika, Alabama	Owned

1684 South College Street Auburn, Alabama	Owned

(1)	Lease expiration dates assume all options to extend lease terms are exercised.
(2)	Includes time period operated by Citizens National Bank prior to the Citizens acquisition.
(3)	Includes time period operated by Eagle Bank prior to the Eagle acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq National Market System for the Nasdaq Stock Market under the symbol “CHFN.” First Charter, MHC, owns 15,857,924 shares, or 80% of our outstanding common stock. At September 30, 2005, there were 19,629,372 shares of common stock issued and outstanding, and there were approximately 253 holders of record. The price range for our common stock for the period from October 1, 2003, to September 30, 2005, based on daily closing prices, and the amounts of dividends we paid during that period, are set forth in the following table.

	High	Low	Dividends Declared
Fiscal Year Ended September 30, 2004
First Quarter	$38.00	$30.01	$0.20 per share
Second Quarter	$40.75	$37.13	$0.40 per share	(1)
Third Quarter	$39.54	$31.98	$0.25 per share
Fourth Quarter	$36.70	$31.20	$0.25 per share

Fiscal Year Ended September 30, 2005
First Quarter	$44.00	$34.85	$2.25 per share	(1)
Second Quarter	$43.27	$31.50	$0.25 per share
Third Quarter	$36.44	$30.75	$0.35 per share
Fourth Quarter	$36.40	$33.48	$0.35 per share

(1)	Fiscal years ended September 30, 2004 and 2005 included a special dividend of $0.20 and $2.00, respectively.

The stock price information set forth above has been provided by Bloomberg. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

During the years ended September 30, 2004, and September 30, 2005, we have paid dividends in the amounts set forth in the table above. The payment of future dividends will be subject to determination by our board of directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by CharterBank to Charter Financial. We cannot guarantee that we will not reduce or eliminate dividends in the future.

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

	At September 30,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Data: (1)
Total assets	$1,050,570	$1,068,201	$1,000,495	$982,563	$894,920
Loans receivable, net(2)	356,808	316,151	292,553	208,654	224,591
Investment and mortgage securities available for sale(3)	376,173	400,513	416,061	467,999	326,614
Freddie Mac common stock & other equity securities	254,776	300,430	242,904	260,215	302,623
Retail deposits	250,391	245,464	229,649	173,078	163,982
Total deposits	320,129	279,575	279,386	210,746	200,355
Deferred income taxes	93,271	111,603	88,196	96,040	112,379
Total borrowings	382,336	392,789	388,441	410,963	309,424
Total retained earnings	63,790	63,626	59,190	58,225	56,058
Accumulated other comprehensive income(4)	149,405	180,359	143,941	155,961	180,858
Total equity	243,230	272,500	230,359	249,166	236,916
Allowance for loan losses	6,160	6,623	6,780	5,179	5,290
Non-performing assets	5,195	6,318	5,808	3,683	2,746

	For the Years Ended September 30,
	2005	2004	2003	2002	2001
			(In thousands)
Selected Operating Data: (1)
Interest and dividend income	$44,689	$38,813	$34,335	$37,740	$48,071
Interest expense	21,782	17,068	18,805	21,845	31,645

Net interest income	22,907	21,745	15,530	15,895	16,426
Provision for loan losses	75	30	25	250	500

Net interest and dividend income after provision for loan losses	22,832	21,715	15,505	15,645	15,926

Total noninterest income	10,966	6,508	5,894	1,939	1,652
Total noninterest expenses	18,269	17,156	18,225	14,200	11,416

Income before provision for income taxes	15,529	11,067	3,174	3,384	6,162

Income tax expense	4,116	2,850	83	484	1,406

Net income	$11,413	$8,217	$3,091	$2,900	$4,756

Basic earnings per share	$0.58	$0.42	$0.16	$0.15
Fully Diluted earnings per share	$0.58	$0.42	$0.16	$0.15
Dividends declared per share	$3.20	$1.10	$0.60	$0.20

(1)	Reflects assets and liabilities transferred in reorganization on October 16, 2001 and income and expenses related thereto.
(2)	Loans are shown net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.
(3)	Includes all CharterBank investment and mortgage securities available for sale excluding Freddie Mac common stock.
(4)	Consists of unrealized holding gains and losses on Freddie Mac common stock, investments, mortgage-backed securities and collateralized mortgage obligations classified as available for sale, net of income taxes.

	At or for the Years Ended September 30,
	2005		2004		2003		2002		2001
Selected Financial Ratios and Other Data(5):

Performance:
Return on realized assets(6)	1.44%		1.06%		0.43%		0.40%		0.75%
Return on average assets	1.06		0.79		0.32		0.29		0.50
Comprehensive return on average assets(7)	(1.81)		4.28		(0.91)		(2.17)		4.84
Return on realized equity(6)	12.37		9.16		3.46		2.22		8.54
Return on average equity	4.23		3.23		1.26		0.93		1.94
Comprehensive return on average equity(8)	(7.24)		17.57		(3.64)		(7.06)		18.65
Average equity to average assets	24.97		24.35		25.07		30.71		25.96
Equity to total assets at end of period	23.15		25.51		23.02		25.36		26.47
Average interest rate spread(9)	0.96		1.20		0.49		0.10		(0.34)
Net interest margin(9)(10)	2.18		2.14		1.62		1.67		1.83
Average interest-earning assets to average interest-bearing liabilities	1.59	x	1.55	x	1.57	x	1.69	x	1.61	x
Total noninterest expense to average assets	1.69%		1.64%		1.85%		1.40%		1.24%
Regulatory Capital Ratios:
Tangible capital	9.86%		9.46%		8.78%		10.16%		9.44%
Core capital	9.86		9.46		8.78		10.16		9.44
Risk-based capital	27.62		28.37		27.23		32.67		29.94
Asset Quality Ratios:
Non-performing loans as a percent of total loans	1.12		1.81		1.71		1.41		1.01
Non-performing assets as a percent of total assets	0.49		0.59		0.58		0.38		0.31
Allowance for loan losses as a percent of total loans	1.69		2.05		2.26		2.42		2.30
Allowance for loan losses as a ratio of non-performing loans	1.51	x	1.12	x	1.32	x	1.30	x	2.28	x
Number of:
Full-time equivalent employees	169		181		188		147		130

(5)	Asset quality ratios and regulatory capital ratios are end of period ratios.
(6)	Realized assets and equity exclude unrealized gains on available for sale securities. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(7)	Comprehensive return on average assets represents comprehensive income divided by average assets. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(8)	Comprehensive return on average equity represents comprehensive income divided by average equity. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(9)	The net interest spread and net interest margin are significantly impacted by the large balances of Freddie Mac common stock and the low dividend yield on that stock. Please see the net interest margin discussion in Management’s Discussion & Analysis for a discussion of this impact.
(10)	Net interest margin represents net interest income including dividend income from Freddie Mac common stock as a percentage of average interest-earning assets including Freddie Mac common stock.

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

The I-85/I-185 corridor anchored by Atlanta, Auburn, Alabama and Columbus, Georgia is an attractive market and the portions that are not in our current market are the most logical places for expanding our franchise through de novo branching. We will consider acquisitions in attractive growth markets in a broader geographic area.

Our current market includes the I-85 corridor from LaGrange, Georgia to Auburn, Alabama, including the economic communities of LaGrange, Georgia, Auburn-Opelika, Alabama and the Valley area which includes West Point, Georgia, and Lanett and Valley, Alabama. The Valley area is our historical home base. Based on data from the FDIC, as of June 30, 2005 we have 48.7% of the bank deposits in the Valley market, approximately 4.6% deposit market share in the Auburn-Opelika market and 6.3% deposit market share in the LaGrange market. Only one competitor has branches in all three of these markets. We have 12.7% of the combined deposit market share which is the second largest market share of any bank in these markets. Our competitors in the top five of deposit market share each compete in only one of the three markets. There are a significant number of customers and potential customers that live in one of these markets and work in another. Auburn-Opelika, and to a lesser extent LaGrange, have stronger economies and more growth potential than the Valley market.

Historically we have focused on the consumer with one-to-four family mortgage loans and certificates of deposit. We are continuing our consumer focus with one-to-four family mortgages, consumer loans to credit-worthy borrowers, and a full menu of core deposit products. Our core deposits have increased to 52.5% of our total retail deposits from the traditional thrift deposit base that was almost exclusively certificate of deposits and passbook savings. We are expanding our customer base to include credit worthy small businesses and commercial real estate loans.

We seek to:

•	Improve customer service and convenience as a means to compete for an increased share of our customers’ financial service business;

•	Expand our retail banking franchise and our market share by increasing the number of households and the share of wallet of current households served within our market area;

•	Expand our retail banking franchise through the convenience of extended retail hours.

•	Continue to expand our market coverage by taking advantage of opportunities to build or acquire branches or acquire delivery systems within our target market;

•	Improve customer use of our existing alternative delivery channels, such as ATMs, Internet banking and telephone banking: and

•	Expand our offerings to businesses by focusing our commercial loan and deposit products and services as a means to increase the yield on our loan portfolio, to attract lower cost deposit accounts and increase non-interest income through related fees.

We train our employees in providing outstanding quality service to customers as well as in the technical aspects of their jobs.

A significant component of expanding our retail franchise is improving the communities we serve. The Charter Foundation plays a major role in implementing change in our markets. The Charter Foundation was created in 1994 and endowed by CharterBank’s members with an initial gift of $1 million of Freddie Mac common stock. Subsequent gifts from CharterBank plus proceeds from the Foundation’s investments have put the Foundation’s corpus at approximately $7.0 million. The annual grant budget, which is a minimum of 5% of the Foundation’s average assets, now totals approximately $400,000. In 2002, The Charter Foundation, Inc. incorporated a member-voting component into the grant program. In June and July of each year, CharterBank’s customers in each market have an opportunity to vote for three $5,000 grants to be given in their community. This program is designed to more closely tie the Foundation and the Bank in the minds of customers and the general public. Since its inception in 1994, The Charter Foundation has awarded approximately $3.0 million in grants in the communities served by CharterBank.

Another community development activity geared to expanding the retail franchise is the Honors Savings Club program. This program, currently available to students in all public high schools in Troup County, Georgia, and Chambers County, Alabama, pays students for making all A’s in a given semester. There is also a $500 bonus opportunity for the class Valedictorian, and a $500 bonus opportunity for any student who makes all A’s for all 4 years. To receive the award, each student must open an account at CharterBank, with one of the goals of the program being to cement a banking relationship with these students while they are young. Other goals are to reward academic excellence and to try to combat peer pressure that says it is not “cool” to be smart. Since its inception in 1996, more than $500,000 has been earned by students making all A’s. This program, while bearing the CharterBank name, is funded from First Charter, MHC.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged 14.32%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Our income from Freddie Mac dividends exceeds $0.31 per Charter Financial share, or over $1.58 per Charter Financial minority share. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. Also, the dividend waiver by First Charter, MHC, where only our minority shareholders receive dividends, adds significant value to our minority shareholders.

In 2003, we implemented a program of selling covered calls on the Freddie Mac common stock as a means of enhancing the returns on this investment. The holders of the call options exercised their call on 92,500 shares in fiscal 2005, 35,000 shares in fiscal 2004 and 15,000 shares in 2003 resulting in the sale of these shares. The sales resulted in gain on the sale of stock of approximately $6.1 million, $2.1 million and $773,000 in fiscal 2005, 2004 and 2003, respectively. The call program resulted in net call premiums of $525,000, $149,000 and $52,000 in 2005, 2004 and 2003, respectively. In the twenty-seven month period during which we have been writing calls, the price of the underlying stock has ranged from a low of $48.10 to a high of $73.70. This volatility has resulted in more repurchases of the option or sales of the underlying stock than would occur in a lower level of volatility. We continue to review this investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our shareholders.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the Eagle Bank acquisition. We regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. Effective February 2003, Charter Financial acquired all of the outstanding shares of EBA Bancshares, Inc., Opelika, Alabama, and its wholly-owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8.6 million cash. The acquisition added three branches in the growing Auburn-Opelika area of Alabama, home of Auburn University, with $55.3 million in loans and $60.7 million in retail deposits. We slightly reduced our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool. During the third fiscal quarter of 2005 we increased our quarterly dividend from 25 cents to 35 cents per share. We also paid a special dividend of $2.00 per share in addition to our regular quarterly dividend during the second quarter in 2005. Our capacity to pay dividends is enhanced by First Charter, MHC’s willingness to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends or share repurchases.

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

Our principal business is attracting deposits from the general public and investing those funds primarily in real estate loans. We also own 4.5 million shares of Freddie Mac common stock with an after tax unrealized gain of $152.7 million. While our primary businesses are the collecting of deposits from the general public and investing those funds in real estate loans, we also make consumer, construction and commercial loans and invest in mortgage-related and investment securities.

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

Effective February 2003, Charter Financial acquired all of the outstanding shares of EBA Bancshares, Inc., Opelika, Alabama, and its wholly-owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8.6 million cash. The acquisition added three branches in the growing Auburn-Opelika area of Alabama, with $55.3 million in loans and $60.7 million in retail deposits.

The table below shows our quarterly operating results for the past eight quarters.

	2005				2004
	4th qtr.	3rd qtr.	2nd qtr.	1st qtr.	4th qtr.	3rd qtr.	2nd qtr.	1st qtr.
	(In thousands)
Interest and dividend income	$11,530	$11,422	$11,059	$10,679	$10,239	$9,662	$9,443	$9,469
Interest expense	5,831	5,610	5,302	5,039	4,549	4,203	4,023	4,293

Net interest and dividend income	5,699	5,812	5,757	5,640	5,690	5,459	5,420	5,176
Provision for loan losses	75	—	—	—	—	—	—	30

Net interest and dividend income after provision for loan losses	5,624	5,812	5,757	5,640	5,690	5,459	5,420	5,146
Noninterest income	2,871	3,108	1,695	3,292	1,987	1,130	1,844	1,547
Noninterest expense	4,603	4,535	4,530	4,601	4,361	4,113	4,283	4,399

Income before provision for income taxes	3,892	4,385	2,922	4,331	3,316	2,476	2,981	2,294

Income tax expense	1,075	1,176	459	1,407	892	605	775	578

Net income	$2,817	$3,209	$2,463	$2,924	$2,424	$1,871	$2,206	$1,716

Earnings per share	$0.14	$0.16	$0.13	$0.15	$0.12	$0.10	$0.11	$0.09

Earnings per share- fully diluted	$0.14	$0.16	$0.13	$0.15	$0.12	$0.10	$0.11	$0.09

Capital and Capital Management. CharterBank has traditionally been a well-capitalized savings bank, due, among other factors, to our unrealized gains on Freddie Mac common stock. At September 30, 2005 and 2004, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $78.8 million and $72.3 million at September 30, 2005 and 2004 respectively. Tier 1 capital represented 14.69% and 14.19% of risk-weighted assets at September 30, 2005 and 2004, respectively. Tier 1 capital represented 9.86% and 9.46% of total regulatory assets at September 30, 2005 and 2004, respectively, which exceeds the well-capitalized requirements of 5.0%. At September 30, 2005 and 2004, respectively, we had total risk-based capital of $148.1 million and $144.6 million and risk-based capital ratios of 27.62% and 28.37%, which significantly exceeds the applicable well-capitalized requirements of 10%. CharterBank exceeded its various regulatory capital requirements by amounts ranging from $46.8 million to $105.2 million at September 30, 2005.

We paid regular dividends of $0.25 per share in December 2004 and March 2005 and $0.35 per share in June and September 2005, and a special dividend of $2.00 in February 2005. We have declared a dividend of $0.35 per share payable in January 2006. First Charter, MHC has waived its portion of these dividends. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.

These policies are described in Note 1 to the consolidated financial statements. Also please see “Asset Quality” on page 15 for a further discussion of the Company’s methodology in determining the allowance for loan losses. The accounting and financial reporting policies of Charter Financial Corporation conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as one of the most critical accounting policies that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

Management believes that the allowance for loan losses is adequate. The Company has 91.1% of its loan portfolio secured by real estate, with one-to-four family real estate comprising 40.8% of the total loan portfolio. Commercial real estate comprises 41.5% of the loan portfolio. Construction and development loans comprise 8.8% of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans the Company chooses to maintain in its portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price locked so the Company takes no credit or interest rate risk with respect to these loans. The Company’s largest individual funded loan exposure is a commercial real estate loan with a balance of $6.6 million at September 30, 2005. Our largest industry exposure is the hotel industry with approximately $23.8 million in loans. Only 5.2% of the Company’s portfolio consists of consumer loans, while 3.7% consists of commercial non-real estate loans.

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

The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. Since the Company does not file a consolidated tax return, this determination is made at the individual entity level. At September 30, 2005, the tax provision was based on a deduction of 70% of dividends received.

Also, goodwill and core deposit premiums are evaluated annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The evaluation of impairment is a critical accounting policy due to the subjective nature of the calculation and the assumptions used. Deposit premiums are amortized over the life of up to 13 years determined in the independent evaluation made as part of the purchase accounting determinations.

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

Historically, we believed our high level of capital allowed us to support a high level of interest rate risk which enhanced our long term income at the cost of increased volatility in the income stream. During fiscal 2001, we reduced our interest risk profile by selling fixed rate mortgage securities and replacing variable rate borrowings with fixed rate borrowings. These actions moved the Company from being significantly liability sensitive, or having net income and net portfolio benefit from lower interest rates, to being modestly asset sensitive. During 2003, record levels of mortgage securities and loans were prepaid by borrowers in response to a decline in interest rates. Prepayments of fixed rate loans and securities eliminated the positive spread between these assets and the fixed rate borrowings and thus negatively affected our net interest income. These borrowings continued to be high cost in 2005 and continued to negatively impact our net interest income. Fiscal 2003 net interest income was also negatively impacted by the amortization of premiums on mortgage securities. Extension risk, or lower prepayments causing longer average lives, is our primary exposure to higher interest rates. Faster prepayment of loans and securities providing cash for reinvestment at lower interest rates creating a lower net interest income is our primary exposure to lower interest rates.

Interest Risk Simulation. We use a simulation model to monitor interest rate risk. An analysis is performed on changes in net interest income assuming changes in interest rates, both up and down 100, 200 and 300 basis points from current rates over the one year time period following the current financial statement. However, with certain interest rates currently at 4.00%, a decrease of 300 basis points in our simulation model does not provide meaningful information.

The table following sets forth, as of September 30, 2005, the estimated changes in net portfolio value that would result from changes in interest rates as indicated over the applicable twelve-month period.

Change In Rates	Net Portfolio Value % Change	Post Shock Capital Ratio
+300 bp	(14.74)%	22.66%
+200 bp	(9.51)%	23.48%
+100 bp	(4.18)%	24.27%
0 bp	0.00%	24.78%
-100 bp	0.00%	24.48%
-200 bp	(2.40)%	23.72%

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

The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase. The following gap table summarizes the anticipated maturities or repricing of CharterBank’s interest-earning assets and interest-bearing liabilities as of September 30, 2005, based on the information and assumptions set forth in the notes that follow.

At September 30, 2005	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars In thousands)
Interest-earning assets:
Loans (1) (2)	$112,649	$61,913	$71,306	$66,569	$51,462	$363,899
Mortgage related securities(2)	35,452	53,730	87,529	106,217	75,533	358,461
Investment securities(3)	323	823	6,853	1,361	8,352	17,712
Other securities	—	—	—	—	6,061	6,061
Interest-bearing deposits	8,569	—	—	—	—	8,569
Other interest-earning assets	—	—	—	—	14,869	14,869

Total interest-earning assets	156,993	116,466	165,688	174,147	156,277	769,571

Interest-bearing liabilities:
Certificates of Deposit	45,446	90,786	38,746	13,198	592	188,768
Money market accounts (4)	22,020	4,471	22,020	—	—	48,511
NOW accounts (4)	—	—	24,270	8,090	8,090	40,450
Savings accounts (4)	—	—	8,844	2,948	2,948	14,740
Borrowed funds (5)	95,336	25,000	125,000	35,000	102,000	382,336

Total interest-bearing liabilities	162,802	120,257	218,880	59,236	113,630	674,805

Period gap	$(5,809)	$(3,791)	$(53,192)	$114,911	$42,647	$94,766

Cumulative gap	$(5,809)	$(9,600)	$(62,792)	$52,119	$94,766

Cumulative gap as a percentage of total assets	(0.55)%	(0.91)%	(5.98)%	4.96%	9.02%

(1)	Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due, or in the period in which repayments are expected to occur prior to their next rate adjustment, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization. Both fixed and adjustable rate loans are adjusted to take into account estimated prepayments in assessing their interest rate sensitivity.
(2)	Reflects estimated prepayments in the current interest rate environment.
(3)	Based on contractual maturities and if applicable, call dates.
(4)	Although our money market accounts, NOW accounts and savings accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on management’s estimates and should not be regarded as indicative of the actual withdrawals that may be experienced by us.
(5)	Conversion features are not assumed to be exercised.

The preceding table indicates that we have more liabilities that reprice than assets between one and three years, after which we have more assets that reprice than liabilities. This normally indicates that our net interest income should benefit from lower rates in the short term and higher rates in the longer term. The gap table should be used in conjunction with the portfolio equity analysis. Each method of analysis provides a different analysis of interest risk and at times each has strengths and weaknesses. The gap table uses loan and mortgage securities repricings based on current interest rates and thus probably indicates earlier repricings than would actually occur if interest rates were higher and later repricings than would actually occur if rates were lower.

Average Balance Sheet and Analysis of Net Interest Income. The following tables depict the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on our cost basis of approximately 100.03% at September 30, 2005.

However, the dividend yield on the market value of the Freddie Mac common stock was 2.08%. The appreciation over time in the market value of the Freddie Mac common stock has helped to create our strong accumulated other comprehensive income.

Overall, our net interest margin for September 30, 2005, compared to the year ended September 30, 2004, was similar. The yield on Freddie Mac common stock increased from 1.94% to 2.08% as the impact of the increased dividend rate was partially offset by the higher market value. The increase in the average cost of borrowings was 76 basis points from 2004 to 2005 which was similar to the increase of 71 basis points in the yield on mortgage-related investments. The increase in mortgage securities was attributable to increased yields on adjustable rate investments and newly purchased investments. The yield on loans receivable also increased 36 basis points. The cost of deposits increased 53 basis points from 1.82% in 2004 to 2.35% in 2005. The increase in the cost of deposits is due to overall higher interest rates. The combination of these rate changes increased the overall net interest margin by four basis points from 2.14% for the year ended September 30, 2004 to 2.18% for the year ended September 30, 2005. The increase in the yield on Freddie Mac common stock, the increase in the yield on mortgage securities, and the increased loan balances, were offset by the increased costs of borrowings and deposits.

In the following tables, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans.

	At September 30, 2005
	Actual Balance	Yield/Cost
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$8,569	3.81%
FHLB common stock	14,869	3.25%
Mortgage-backed securities and collateralized mortgage obligations available for sale	358,461	4.52%
Other investment securities available for sale	17,712	3.93%
Loans receivable	363,899	6.28%

Total interest-earning assets excluding Freddie Mac common stock	763,510	5.31%
Freddie Mac common stock	254,776	2.48%

Total interest-earning assets including Freddie Mac common stock	1,018,286	4.60%
Total noninterest-earning assets	32,284	—

Total assets	$1,050,570	4.46%

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$40,450	0.73%
Savings accounts	14,739	0.25%
Money market deposit accounts	48,512	2.94%
Certificates of Deposit accounts	188,768	3.43%

Total interest-bearing deposits	292,469	2.82%
Borrowed funds	382,336	4.19%

Total interest-bearing liabilities	674,805	3.59%
Noninterest-bearing deposits	27,660	—
Other noninterest-bearing liabilities	104,875	—

Total noninterest-bearing liabilities	132,535	—
Total liabilities	807,340	3.00%
Total stockholders’ equity	243,230

Total liabilities and stockholders’ equity	$1,050,570

	For the Years Ended September 30,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$4,039	$105	2.60%	$3,651	$61	1.67%	$7,315	$98	1.34%
FHLB common stock and other equity securities	15,535	597	3.84	13,051	457	3.50	13,424	563	4.19
Mortgage-backed securities and collateralized mortgage obligations available for sale	384,807	16,677	4.33	396,992	14,369	3.62	405,937	11,883	2.93
Other investment securities available for sale	13,282	401	3.02	17,065	488	2.86	13,096	442	3.38
Loans receivable(1)(2)	337,143	20,755	6.16	311,480	18,080	5.80	256,792	16,694	6.50

Total interest-earning assets excluding Freddie Mac common stock	754,806	38,535	5.11	742,239	33,455	4.51	696,564	29,680	4.26
Freddie Mac common stock	296,491	6,154	2.08	275,981	5,358	1.94	259,242	4,655	1.80

Total interest-earning assets including Freddie Mac common stock	1,051,297	44,689	4.25	1,018,220	38,813	3.81	955,806	34,335	3.59
Total non-interest-earning assets	29,129	—		25,349	—		22,586	—	—

Total assets	$1,080,426	$44,689		$1,043,569	$38,813		$978,392	$34,335

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$40,335	$292	0.72	$37,831	$190	0.50	$27,010	$194	0.72
Savings accounts	15,061	37	0.25	14,762	39	0.26	12,684	63	0.50
Money market deposit accounts	46,625	1,141	2.45	45,583	646	1.42	30,967	417	1.35
Certificates of Deposit accounts	156,624	4,598	2.94	164,897	3,910	2.37	163,880	4,933	3.01

Total interest-bearing deposits	258,645	6,068	2.35	263,073	4,785	1.82	234,541	5,607	2.39
Borrowed funds	404,083	15,714	3.89	391,858	12,283	3.13	372,791	13,199	3.54

Total interest-bearing liabilities	662,728	21,782	3.29	654,931	17,068	2.61	607,332	18,806	3.10
Noninterest-bearing deposits	25,448			22,300			16,526	—
Other noninterest-bearing liabilities	122,450	—		112,252	—		109,259	—

Total noninterest-bearing liabilities	147,898	—		134,552	—		125,785	—

Total liabilities	810,626	21,782		789,483	17,068		733,117	18,806
Total stockholders’ equity	269,800	—		254,086	—		245,275	—

Total liabilities and stockholders’ equity	$1,080,426	$21,782		$1,043,569	$17,068		$978,392	$18,806

Net interest income, including Freddie Mac common stock		$22,907			$21,745			$15,529

Net interest rate spread, including Freddie Mac common stock(3)			0.96%			1.20%			0.49%
Net interest margin, including Freddie Mac common stock(4)			2.18%			2.14%			1.62%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock	158.63%			155.47%			157.38%
Net interest income excluding Freddie Mac common stock dividends		$16,753			$16,387			$10,874

Net interest rate spread excluding Freddie Mac common stock(5)			1.82%			1.90%			1.16%
Net interest rate margin excluding Freddie Mac common stock (6)			2.22%			2.21%			1.56%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock	113.89%			113.33%			114.69%

(footnotes on following page)

(1)	Interest income on loans is interest income as recorded in the income statement and therefore does not include interest income on non-accrual loans.
(2)	Tax exempt or tax advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The following tables show our net interest spread and margin with and without Freddie Mac common stock and the dividends on that stock.

	Year Ended September 30,
	2005	2004	2003
Net interest spread including Freddie Mac common stock	0.96%	1.20%	0.49%
Net interest spread excluding Freddie Mac common stock	1.82	1.90	1.16

Difference attributable to Freddie Mac common stock	(0.86)%	(0.70)%	(0.67)%

	2005	2004	2003
Net interest margin including Freddie Mac common stock	2.18%	2.14%	1.62%
Net interest margin excluding Freddie Mac common stock	2.22	2.21	1.56

Difference attributable to Freddie Mac common stock	(0.04)%	(0.07)%	0.06%

Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	Year Ended September 30, 2005 Compared to Year Ended September 30, 2004 Increase/(Decrease)				Year Ended September 30, 2004 Compared to Year Ended September 30, 2003 Increase/(Decrease)
	Due to			Net	Due to			Net
	Volume	Rate	Combined		Volume	Rate	Combined
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$6	$34	$4	$44	$(49)	$24	$(12)	$(37)
FHLB common stock and other equity securities	87	45	8	140	(16)	(93)	3	(106)
Mortgage-backed securities and collateralized mortgage obligations available for sale	(441)	2,836	(87)	2,308	(262)	2,810	(62)	2,486
Other investment securities available for sale	(108)	27	(6)	(87)	134	(67)	(20)	47
Loans receivable	1,490	1,095	90	2,675	3,555	(1,788)	(381)	1,386

Total interest-earning assets	1,034	4,037	9	5,080	3,362	886	(472)	3,776

Freddie Mac common stock(1)	(44)	845	(5)	796	(44)	752	(5)	703

Total interest-earning assets and Freddie Mac common stock	990	4,882	4	5,876	3,318	1,638	(477)	4,479

Interest-bearing liabilities:
NOW accounts	13	84	5	102	77	(58)	(23)	(4)
Savings accounts	1	(3)	(0)	(2)	10	(29)	(5)	(24)
Money market deposit accounts	15	470	10	495	197	22	10	229
Certificates of Deposit	(196)	931	(47)	688	31	(1,047)	(6)	(1,022)

Total interest-bearing deposits	(167)	1,482	(32)	1,283	315	(1,112)	(24)	(821)
Borrowed funds	383	2,956	92	3,431	675	(1,514)	(77)	(916)

Total interest-bearing liabilities	216	4,438	60	4,714	990	(2,626)	(101)	(1,737)

Change in net interest income including Freddie Mac common stock	$774	$444	$(56)	$1,162	$2,328	$4,264	$(376)	$6,216

(1)	The rate/volume table shows the changes resulting from both rate and volume in the combined column in lieu of allocating this amount to the rate and volume columns.

Comparison of Financial Condition at September 30, 2005 and 2004. Our total assets decreased $17.6 million, or 1.68%, to $1.05 billion at September 30, 2005, from $1.07 billion at September 30, 2004. The decrease was primarily due to decreases in the amount of mortgage backed securities and collateralized mortgage obligations and Freddie Mac common stock owned. Total loans increased $40.4 million, or 12.47%, to $363.9 million at September 30, 2005.

The one-to-four family residential real estate portfolio increased by $6.2 million, or 4.37%, to $148.5 million at September 30, 2005. The consumer and other loan portfolio decreased $792,000 or 4.22% from September 30, 2004, to $18.8 million at September 30, 2005. The decrease in the consumer portfolio was primarily the result of reductions in second mortgage loans due to refinancings. Commercial real estate and other commercial loans increased by $24.2 million to $164.5 million during fiscal 2005, and real estate construction loans also increased by $10.7 million to $32.2 million during the year.

Our mortgage-backed securities and collateralized mortgage obligations decreased from $378.4 million at September 30, 2004, to $358.5 million at September 30, 2005, a decrease of $19.9 million or 5.55% which was attributable to our determination not to reinvest cash flow from floating rate collateralized mortgage securities as the spread from borrowing costs was unfavorable. The market value of Freddie Mac common stock decreased $45.6 million, or 15.20%, from $300.4 million at September 30, 2004, to $254.8 million at September 30, 2005.

Total deposits increased from $279.6 million at September 30, 2004, to $320.1 million at September 30, 2005. Core deposits increased by $2.0 million while certificates of deposits increased $38.5 million with $35.6 million of the increase being wholesale deposits.

While we are diligently working to gather core deposits, we will continue to rely on borrowings and brokered deposits, especially brokered deposits, Federal Home Loan Bank advances and repurchase agreements to fund the securities portfolios and loans to the extent that loan growth exceeds deposit growth. The terms of new advances will be determined at the time of the advance based on interest rates, the Company’s interest risk profile, and other factors. Repurchase agreements are generally less than 90 days to maturity with rates at or slightly above LIBOR. Total borrowings decreased 2.66% from $392.8 million at September 30, 2004, to $382.3 million at September 30, 2005.

Our total stockholders’ equity is comprised of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income. Stockholders’ equity decreased $29.3 million, or 12.03%, to $243.2 million at September 30, 2005. Realized equity increased by $1.7 million to $93.8 million at September 30, 2005, from $92.1 million at September 30, 2004. Accumulated other comprehensive income or, unrealized equity is comprised, of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income decreased by $40.0 million or 17.16%, to $149.4 million at September 30, 2005 due to sales of Freddie Mac stock and a decrease in the Freddie Mac stock price. As indicated in the tables below, other comprehensive loss for the year was $31.0 million compared to a gain of $36.4 million for the year ended September 30, 2004. The loss was primarily the result of the decrease in the price of Freddie Mac common stock, which decreased by $8.78 per share, resulting in an after-tax decrease in our Freddie Mac common stock investment of $27.9 million. Other comprehensive income (loss) relating to mortgage securities and other investments decreased by $4.1 million to a loss of $3.0 million from a gain of $1.1 million for the year ended September 30, 2004.

	For the Years Ended September 30,
	2005	2004	2003	2002	2001
Freddie Mac:
Number of shares	4,512,500	4,605,000	4,640,000	4,655,000	4,655,000
Market Price	$56.46	$65.24	$52.35	$55.90	$65.00
Market Value	$254,775,750	$300,430,200	$242,904,000	$260,214,500	$302,575,000
Unrealized Gain Net of Tax	$152,710,919	$180,649,622	$145,283,854	$155,893,352	$181,902,699

Other Comprehensive Gain(Loss)
Related to Mortgage Securities and other Investments	$(3,015,313)	$1,052,778	$(1,410,665)	$1,112,500	$9,696,208
Freddie Mac Common Stock	$(27,938,704)	$35,365,768	$(10,609,498)	$(26,009,347)	$31,261,235

Total Other Comprehensive Income (Loss)	$(30,954,017)	$36,418,546	$(12,020,163)	$(24,896,847)	$40,957,443

Comparison of Operating Results for Years Ended September 30, 2005 and 2004.

General. Net income of $11.4 million for the year ended September 30, 2005 represents a $3.2 million increase from net income of $8.2 million for the year ended September 30, 2004. Net interest income increased by $1.2 million. We had an increase of $4.5 million in noninterest income and an increase of $1.1 million in noninterest expense. Our income tax expense was up $1.3 million as a result of our higher level of pretax income. The provision for loan losses was slightly higher at $75,000.

Ratio Analysis. Our return on equity can be measured in three ways. The first is the traditional return on total equity, or GAAP measure, which is net income divided by average total equity. The second is return on realized equity which is net income divided by realized equity (excluding unrealized gains on available for sale securities). The third is comprehensive return on equity which is comprehensive income divided by average total equity. We use all of these measures in evaluating our performance and setting goals. The following table shows these three measures.

	Year Ended September 30,
	2005	2004	2003	2002	2001
Return on total equity	4.23%	3.23%	1.26%	0.93%	1.94%
Return on realized equity	12.37	9.16	3.46	2.22	8.54

Difference attributable to unrealized equity	8.14%	5.93%	2.20%	1.29%	6.60%

Return on total equity	4.23%	3.23%	1.26%	0.93%	1.94%
Comprehensive return on equity	(7.24)	17.57	(3.64)	(7.06)	18.65

Difference attributable to unrealized equity and other comprehensive income(loss)	(11.47)%	14.34%	(4.90)%	(7.99)%	16.71%

Each of these measures has its strengths and weaknesses and is useful to investors by providing different perspectives. Return on total equity is the traditional measure. However, in our case, the total equity measure shows a low result because it includes the unrealized gains on Freddie Mac stock and other available for sale securities in equity (the denominator) but does not reflect unrealized gains and losses on Freddie Mac common stock and other available for sale securities in net income (the numerator). The return on realized equity measure excludes unrealized gains on Freddie Mac common stock and other available for sale securities from both net income and equity and thus does not reflect a significant portion of the economic value in the Company, while it does include gains on Freddie Mac stock and other available for sale securities that are realized through the sale of stock. The comprehensive return on equity reflects the overall increase or decrease in value as reflected by the stock price of Freddie Mac common stock and other available for sale securities. Management believes that while this measure exhibits high levels of volatility over the long term, it provides excellent information.

The return on assets measures shown below similarly reflect the effects of including or not including the significant unrealized gains and losses on the Freddie Mac common stock and other available for sale securities.

	Year Ended September 30,
	2005	2004	2003	2002	2001
Return on total assets	1.06%	0.79%	0.32%	0.29%	0.50%
Return on realized assets	1.44	1.06	0.43	0.40	0.75

Difference attributable to unrealized assets	(0.38)%	(0.27)%	(0.11)%	(0.11)%	(0.25)%

Return on total assets	1.06%	0.79%	0.32%	0.29%	0.50%
Comprehensive return on assets	(1.81)	4.28	(0.91)	(2.17)	4.84

Difference attributable to other comprehensive income(loss)	(2.87)%	3.49%	(1.23)%	(2.46)%	4.34%

Interest Income. Total interest and dividend income, including dividends on Freddie Mac common stock, was $44.7 million for 2005, a 15.1% increase over the total of $38.8 million for the year ended September 30, 2004. Dividend income on Freddie Mac common stock increased by $797,000 to $6.2 million from $5.4 million due to the increase in quarterly dividends of Freddie Mac common stock from $0.30 per share to $0.35 per share.

Total interest and dividend income, excluding Freddie Mac common stock, was $38.5 million for the year, a 15.18% increase over interest and dividend income, excluding Freddie Mac common stock, of $33.5 million for the year ended September 30, 2004.

Interest on loans increased $2.7 million, or 14.8%, to $20.8 million. The average balance of loans receivable increased $25.6 million to $337.1 million for the year ended September 30, 2005. Interest on investment debt securities available for sale decreased $87,000 to $401,000 for the year from $489,000 for the prior year.

Interest on mortgage-backed securities and collateralized mortgage obligations increased by $2.3 million to $16.7 million for the year from $14.4 million a year earlier. The increase was due to higher yields as the yield on adjustable rate securities increased and higher interest rates provided higher yields on current year purchases. The yield on interest-earning assets excluding Freddie Mac common stock increased 60 basis points. Total interest-earning assets excluding Freddie Mac common stock averaged $754.8 million for the year, up from $742.2 million in the comparable 2004 period, a 1.69% increase. The average yield on loans increased 36 basis points to 6.16%, while the yield on mortgage-related securities increased from 3.62% for 2004 to 4.33% in 2005.

Interest Expense. Total interest expense for the year was $21.8 million, a $4.7 million, or 27.62%, increase from 2004. The increase is attributable to a 68 basis point increase in the average cost of interest-bearing liabilities and a $7.8 million increase in the average balance of interest-bearing liabilities from $654.9 million for the year ended September 30, 2004, to $662.7 million for the year ended September 30, 2005. The increase in average cost was primarily due to the 76 basis point increase in the cost of borrowed funds and a 53 basis point increase in the cost of deposits as compared to the year ended September 30, 2004.

Interest expense on deposits increased $1.3 million, or 26.80%, to $6.1 million for the year ended September 30, 2005, compared with $4.8 million for the prior year. Due to the increasing interest rate environment during this period the average cost of interest-bearing deposits increased 53 basis points during 2005. Interest expense on Certificate of Deposit balances increased $688,000 during the year ended September 30, 2005, compared with the year ended September 30, 2004, as the average balance of these accounts decreased $8.3 million and the cost increased 57 basis points.

Interest expense on borrowed funds increased $3.4 million as a result of the 76 basis point increase in the average cost of borrowed funds and an increase in the average balance of borrowed funds by $12.2 million. The increase in the average cost was attributed to the rising interest rate environment, specifically in short term interest rates.

Net Interest Income. Net interest income including Freddie Mac common stock dividends for the year ended September 30, 2005 increased $1.2 million, or 5.34%, to $22.9 million. The net interest rate spread including Freddie Mac common stock decreased 24 basis points to 0.96% for the year ended September 30, 2005, from 1.20% for the prior year. Traditional bank measures such as net interest rate spread and net interest rate margin would improve if the market value of the Freddie Mac common stock and/or mortgage securities and borrowings became a smaller portion of our earning assets. The average balance of the Freddie Mac common stock was $296.5 million for the year ended September 30, 2005, as compared to $276.0 million for the year ended September 30, 2004. The net interest margin, which is net interest income including dividends on Freddie Mac common stock divided by average total interest-earning assets, increased 4 basis points to 2.18% for the year ended September 30, 2005.

Net interest income excluding the effects of Freddie Mac common stock increased $400,000, or 2.23%, to $16.8 million for the year ended September 30, 2005, compared with $16.4 million for the year ended September 30, 2004. The net interest rate spread excluding effects of Freddie Mac common stock, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, decreased by eight basis points as the yield on interest-earning assets excluding Freddie Mac common stock increased at a less rate than the average cost of interest-bearing liabilities. The net interest margin, which is net interest income divided by average total interest-earning assets excluding Freddie Mac common stock, increased one basis point.

Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans. Our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. Each of these factors lowers our net interest margin and net interest spread. Our wholesale investment strategy has historically resulted in increases in net interest income and a more efficient use of our capital. Second, the dividend rate as compared to the market value of our Freddie Mac common stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 100%.

Provision for Loan Losses and Asset Quality. The provision for loan losses was $75,000 for the year ended September 30, 2005, while $30,000 was recorded for the year ended September 30, 2004. The CharterBank had net charge-offs of $537,000 for the year ended September 30, 2005 compared to $187,000 for the year ended September 30, 2004. The difference in the provision and net charge-offs for the year ended September 30, 2005, is due in part to the fact that the CharterBank had $464,863 of the net charge-offs related to loans acquired in the Citizen National Bank and Eagle Bank acquisitions while net charge-offs of $72,419 were originated by CharterBank. The following table further illustrates the relationship between our charge-offs and charge-offs of loans acquired in purchase business combinations.

Net Charge Offs (Recoveries)

Year	Provision	CharterBank	Eagle Bank	Citizens National Bank	Total
1999	$240,000	$125,887	$—	$210,395	$336,282
2000	1,410,000	408,421	—	365,380	773,801
2001	500,000	428,070	—	1,128,153	1,556,223
2002	250,000	313,241	—	47,489	360,730
2003	25,000	193,543	471,573	(63,275)	601,841
2004	30,000	(21,311)	310,730	(102,440)	186,979
2005	75,000	72,419	176,577	288,286	537,282

		$1,520,270	$958,880	$1,873,988	$4,353,138

Nonperforming loans are not accruing interest. The following table shows nonperforming loans, under-performing loans and nonperforming assets.

	September 30, 2005	September 30, 2004
	(In thousands)
Under-performing loans	$133	$195

Total nonperforming loans	$4,075	$5,865
Foreclosed real estate, net	1,120	453

Total nonperforming assets	$5,195	$6,318

Nonperforming loans to total loans	1.12%	1.81%
Nonperforming assets to total assets	0.49%	0.59%

Nonperforming loans decreased from $5.9 million at September 30, 2004, to $4.1 million at September 30, 2005. Nonperforming loans acquired in the Eagle Bank acquisition made up $626,000 of these loans at September 30, 2005. Nonperforming loans as a percentage of total loans fell from 1.81% at September 30, 2004, to 1.12% at September 30, 2005. Approximately 97% of our nonaccrual loans had real estate as collateral at September 30, 2005.

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans decreased from $195,000 at September 30, 2004, to $133,000 at September 30, 2005. Under-performing loans at September 30, 2005, were primarily nonresidential loans with underlying collateral that indicate a very low risk of loss.

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

Our allowance for loan loss methodology is a loan classification-based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Doubtful, substandard and special mention loans are reserved at 50.0%, 15.0% and 5.0%, respectively. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our perception of the inherent losses in the type of loan. The conforming one-to-four family loans in the portfolio are reserved at lower percentages than other loans. Reserve percentages are based on each individual lending program and its loss history and underwriting characteristics, including loan to value, credit score, debt coverage, collateral, and capacity to service debt.

We have no loans, for which there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms that are not currently disclosed as non-accrual, past due, underperforming or restructured.

Noninterest Income. Noninterest income increased 68.5% to $11.0 million for the year ended September 30, 2005 compared with $6.5 million in the prior year. We had $6.1 million in gain on the sale of Freddie Mac common stock during the year ended September 30, 2005, compared with a net gain of $2.1 million gain on the sale of Freddie Mac common stock for the prior year. Other factors included a decrease of $268,000 in the gain on loans sold and an increase of 6.9% or $177,000 in fees on deposits. The gain on sale of loans peaked in fiscal 2003 with record levels of one-to-four family originations. In 2004 and 2005, the gain on sale of loans has been lower as fewer borrowers have the capacity to reduce their interest rate through a refinance and mortgage interest rates have increased slightly. Future levels of gain on sale of loans will be dependent on interest rates. The increase in deposit fees reflects growth in core deposits and the Company’s focus on deposit fees. The following table shows the quarterly levels of deposit fees, core deposits and gain on sale of loans for the last four fiscal years.

(In thousands)	Core Deposits (at Quarter End)	Deposit Fees (for the Quarter)	Gain on Sale of Loans (for the Quarter)
September 30, 2005	$131,001	$745	$254
June 30, 2005	126,647	679	196
March 31, 2005	126,566	632	201
December 31, 2004	122,500	670	233

September 30, 2004	129,349	689	255
June 30, 2004	130,250	625	345
March 31, 2004	130,002	673	310
December 31, 2003	99,555	563	242

September 30, 2003	99,546	496	657
June 30, 2003	98,605	463	886
March 31, 2003	95,557	356	643
December 31, 2002	68,090	402	589

September 30, 2002	69,480	351	539
June 30, 2002	68,303	289	354
March 31, 2002	56,762	246	438
December 31, 2001	50,365	229	529

The following table shows the yearly levels of gain on sale of loans, gain on sale of Freddie Mac common stock, and gain on sale of covered calls for the last five fiscal years.

(In thousands)	Gain on Sale of Loans	Gain on Sale of Freddie Mac Stock	Gain on Covered Calls
September 30, 2005	$884	$6,085	$525
September 30, 2004	1,152	2,113	149
September 30, 2003	2,775	773	52
September 30, 2002	1,860	0	0
September 30, 2001	1,580	0	0

Gain on sale of securities, including Freddie Mac common stock, was $6.1 million for the year ended September 30, 2005, compared to $2.1 million for the same period in 2004, an increase of $4.0 million. The $6.1 million gain on sale of securities was comprised of net gains of approximately $38,000 on mortgage securities and other investment securities, and a net gain of $6.1 million on the sale of Freddie Mac common stock.

Noninterest Expense. Total noninterest expense increased $1.1 million, or 6.49%, to $18.3 million for the year compared with $17.2 million for the prior year. The primary causes of the increase were due to increases in professional services and overall general and administrative expenses.

Occupancy and equipment expenses increased $566,000, or 18.9%, for the year ended September 30, 2005, as compared to the same period in 2004 primarily due to service bureau expenses and increased building maintenance. We consolidated management and support personnel into a new facility from five buildings. Legal and professional expenses increased $613,000 due primarily to the requirements of Sarbanes Oxley Section 404. Compensation and benefits expense was down slightly as expense related to restricted stock and incentive compensation was down. The following table shows the yearly levels of compensation and benefits, occupancy, equipment, and professional services for the last five fiscal years.

(In thousands)	Compensation & Benefits	Occupancy	Equipment	Professional Services
September 30, 2005	$10,094	2,800	749	1,500
September 30, 2004	10,130	2,414	569	886
September 30, 2003	10,574	2,238	631	1,261
September 30, 2002	7,412	1,978	475	1,243
September 30, 2001	6,245	1,578	399	640

Income Taxes. Income taxes increased from $2.9 million for the year ended September 30, 2004 to $4.1 million for the year ended September 30, 2005. The effective tax rate was 26.51% in 2005, and 25.75% in 2004. In both years, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax.

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

The one-to-four family residential real estate portfolio increased by $8.9 million, or 6.71%, to $142.3 million at September 30, 2004. The consumer and other loan portfolio decreased $93,000 or .48% from September 30, 2003, to $19.6 million at September 30, 2004. The decrease in the consumer portfolio was primarily the result of reductions in second mortgage loans due to refinancings. Commercial real estate and other commercial loans increased by $7.4 million to $140.2 million during fiscal 2004, and real estate construction loans also increased by $8.3 million to $34.8 million during the year.

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

	For the Years Ended September 30,
	2004	2003	2002	2001	2000
Freddie Mac:
Number of shares	4,605,000	4,640,000	4,655,000	4,655,000	4,655,000
Market Price	$65.24	$52.35	$55.90	$65.00	$54.0625
Market Value	300,430,200	242,904,000	260,214,500	302,575,000	251,660,938
Unrealized Gain Net of Tax	180,649,622	145,283,854	155,893,352	181,902,699	150,641,464

Other Comprehensive Income (Loss)
Related to Mortgage Securities and other Investments	$1,052,778	(1,410,665)	1,112,500	9,696,208	(1,236,353)
Freddie Mac Common Stock	35,365,768	(10,609,498)	(26,009,347)	31,261,235	5,894,975

Total Other Comprehensive Loss	36,418,546	(12,020,163)	(24,896,847)	40,957,443	4,658,622

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

	Year Ended September 30,
	2004	2003	2002	2001
Return on total equity	3.23%	1.26%	0.93%	1.94%
Return on realized equity	9.16	3.46	2.22	8.54

Difference attributable to unrealized equity	5.93%	2.20%	1.29%	6.60%

Return on total equity	3.23%	1.26%	0.93%	1.94%
Comprehensive return on equity	17.57	(3.64)	(7.06)	18.65

Difference attributable to unrealized equity and other comprehensive income (loss)	14.34%	(4.90)%	(7.99)%	16.71%

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

	Year Ended September 30,
	2004	2003	2002	2001
Return on total assets	0.79%	0.32%	0.29%	0.50%
Return on realized assets	1.06	0.43	0.40	0.75

Difference attributable to unrealized assets	0.27%	0.11%	0.11%	0.25%

Return on total assets	0.79%	0.32%	0.29%	0.50%
Comprehensive return on assets	4.28	(0.91)	(2.17)	4.84

Difference attributable to other comprehensive income (loss)	3.49%	(1.23)%	(2.46)%	4.34%

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

Net Charge Offs (Recoveries)

Year	Provision	CharterBank	Eagle Bank	Citizens National Bank	Total
1999	$240,000	$125,887	$—	$210,395	$336,282
2000	1,410,000	408,421	—	365,380	773,801
2001	500,000	428,070	—	1,128,153	1,556,223
2002	250,000	313,241	—	47,489	360,730
2003	25,000	193,543	471,573	(63,275)	601,841
2004	30,000	(21,311)	310,730	(102,440)	186,979

		$1,447,851	$782,303	$1,585,702	$3,815,856

Nonperforming loans are not accruing interest. The following table shows nonperforming loans, under-performing loans and nonperforming assets.

	September 30, 2004	September 30, 2003
	(In thousands)
Under-performing loans	$195	$633

Total nonperforming loans	5,865	5,124
Foreclosed real estate, net	453	684

Total nonperforming assets	$6,318	$5,808

Nonperforming loans to total loans	1.81%	1.71%
Nonperforming assets to total assets	0.59%	0.58%

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

We have no loans that are not currently disclosed as non-accrual, past due, underperforming or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms

Noninterest Income. Noninterest income increased 10.4% to $6.5 million for the year ended September 30, 2004 compared with $5.7 million in the prior year. We had $2.2 million in net gains on the sale of mortgage and other investment securities, which included a $2.1 million gain on the sale of Freddie Mac common stock, during the year ended September 30, 2004, compared with a net gain of $880,000 in the prior year, which included a $773,000 gain on the sale of Freddie Mac common stock. Other factors included a decrease of $1.6 million in the gain on loans sold, an increase of 74% or $832,000 in fees on deposits, and a $200,000 loss in an investment in a de novo bank. We invested $200,000 in a bank holding company that applied for a charter to serve urban low income areas. The bank was denied its charter triggering the write off of our $200,000 investment in fiscal 2004. The decrease in the gain on loans sold reflects the record levels of one-to-four family loan originations in fiscal 2003. Future levels of gain on sale of loans are dependent on interest rates. The increase in deposit fees reflects our growth in core deposits and the Company’s focus on deposit fees. The following table shows the quarterly levels of deposit fees, core deposits and gain on sale of loans for the last four fiscal years.

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

The Company charged off its remaining investment of $107,000 in a loan servicing limited partnership in fiscal 2003. The limited partnership invested in mortgage loan servicing, and, as a result, income fluctuated based on the underlying market value of related mortgage servicing rights. This market value is impacted by loan prepayment activity and the future expectation of such activity. As rates fell, the level of prepayment and expectation for future prepayments increased which resulted in lower market values for the underlying servicing rights. Loan prepayments and a decline in interest rates adversely affected our equity in earnings of limited partnerships.

Noninterest Expense. Total noninterest expense decreased $1.0 million, or 5.9%, to $17.2 million for the year compared with $18.1 million for the prior year. The primary cause of the decrease was due to decreases in salaries and benefits, professional services and overall general and administrative expenses.

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

LIQUIDITY

Commitments. The Company had commitments to fund loans at September 30, 2005, of approximately $60.3 million which is composed of unused consumer credit lines of approximately $9.7 million, unused commercial credit lines of approximately $13.5 million, unfunded construction loans of approximately $23.8 million, mortgage loans of approximately $929,000, and nonresidential and commercial loans of approximately $12.3 million. Thirty-year conforming one-to-four family loans are generally sold on a best efforts basis so the Company has no binding commitments on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate mortgage loans	$929,198	$—	$—	$—	$—
Loan commitments to fund construction loans in process	23,768,935	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	12,304,541	—	—	—	—
Loan commitments to originate commercial loans	60,000	—	—	—	—
Available home equity and unadvanced lines of credit	23,265,747	—	—	—	—
Letters of credit	691,141	—	—	—	—
Lease agreements	88,968	75,024	52,464	—	—
Deposits	267,547,516	30,715,061	8,411,320	6,001,510	7,196,678
Securities sold under agreements to repurchase	95,336,000	—	—	—	—
FHLB advances	25,000,000	75,000,000	50,000,000	—	35,000,000

Total commitments and contractual obligations	$448,992,046	$105,790,085	$58,463,784	$6,001,510	$42,196,678

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments. We did not have any commitments to originate loans held for sale at September 30, 2005. In prior periods these commitments were accounted for at fair value.

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

See page 58 for a discussion of our covered call program.

Liquidity. The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. The OTS requires that CharterBank maintain a sufficient amount of liquid assets to maintain its safe and sound operation. Our primary sources of liquidity are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage related securities, maturities and calls of investment securities and funds provided by our operations. We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At September 30, 2005 and 2004, our maximum borrowing capacity from the FHLB was approximately $375.6 million and $373.3 million, respectively. At September 30, 2005 and 2004, we had outstanding borrowings of $287.0 million and $292.1 million, respectively, with unused borrowing capacity of $88.6 million and $81.2 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets. See page 32 for a distribution of our deposit accounts over the last three years, including presentation of historical reliance on brokered deposits. We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has relied on wholesale fundings, including advances from the FHLB, repurchase agreements and brokered deposits, to fund loans and purchase securities in the past two fiscal years. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At September 30, 2005, repurchase agreements totaled $95.3 million, a $5.4 million decrease from the amount outstanding at September 30, 2004, of $100.7 million. Wholesale deposits were $69.8 million at September 30, 2005, as compared to $34.1 million at September 30, 2004.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $137.3 million for the twelve months ended September 30, 2005. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

Our primary investing activities are the origination of commercial real estate, one-to four-family real estate, commercial, and consumer loans, and the purchase of mortgage and investment securities.

During the year ended September 30, 2005, we originated approximately $161.2 million in total loans. Residential mortgage loans accounted for 43.8% of the originations, construction loans for 15.9% of the originations, commercial and commercial real estate loans for 35.2% of the originations, and consumer loans for 5.1% of the originations during the year ended September 30, 2005. Of the $70.6 million in residential loans originated, $32.3 million were sold to investors. During the year ended September 30, 2004, we originated loans of approximately $191.5 million. In the year ended September 30, 2004, with the 1-4 family refinance boom residential mortgage loans accounted for 39.9% of total loan originations for fiscal 2004. Commercial real estate loans accounted for 32.8% of total originations for fiscal 2004.

Purchases of mortgage and investment securities totaled $136.8 million for the year ended September 30, 2005, and $353.4 million for the year ended September 30, 2004. At September 30, 2005 and 2004, CharterBank had loan commitments to borrowers of approximately $37.0 million and $19.5 million, respectively, and available home equity and unadvanced lines of credit of approximately $23.3 million and $26.7 million, respectively.

The low interest rate environment, specifically low one-to-four family mortgage rates, dramatically increased refinancing activity and, accordingly, cash flow on mortgage securities during fiscal 2004. The level of this cash flow in the future depends on the ongoing level of refinancing and, thus, is difficult to determine at this time although most projections indicate higher interest rates and significantly lower levels of refinancing, which would reduce this cash flow in 2005. We have reinvested a significant portion of this cash flow in securities. During the third quarter of 2003, the Company began retaining conforming 15-year one-to-four family loans, with approximately $43.6 million being retained as of September 30, 2005.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $320.1 million at September 30, 2005, as compared to $279.6 million at September 30, 2004. Time deposit accounts scheduled to mature within one year were $136.2 million and $98.3 million at September 30, 2005 and 2004, respectively. While CharterBank has experienced Certificates of Deposit run-off, we anticipate that a significant portion of these Certificates of Deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds, provide deposit fees, and provide cross-sell opportunities.

Capital expenditures of $3,000,000 during the twelve months ended September 30, 2005, included approximately $2.7 million for branch expansions. We anticipate that capital expenditures for acquisition of branch sites, construction, and expansion will total $7.0 million for fiscal 2006. Except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2006. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements. Charter Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Charter Financial’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The guidance in Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of the Issue was delayed by FASB

Staff Position (FSP) EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements continue to be effective and have been implemented by the Company.

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminated the exception from fair value measurement for nonmonetary exchanges of similar assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123, Accounting for Stock-Based Compensation, and APB Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123(R) applies to virtually all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held byh an ESOP) or by incurring liabilities based on the price of the entity’s shares or other equity instruments, or that may require settlement by the insurance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period of fiscal 2006. The effect of SFAS No. 123(R) on the Company’s financial statements is expected to be approximately $224,000 annually.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits “carry over” or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP No. 03-3 as of July 1, 2005. SOP No. 03-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ fomamcoa; statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) will have a material impact on its financial condition or result of operations.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, Share- Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s view regarding the valuation of share-based payment arrangements for public companies.

In July 2005, FASB issued an exposure draft of a Proposed Interpretation, Accounting for Uncertain Tax Positions. This exposure draft proposes guidance on the recognition and measurement of uncertain tax positions and, if issued, may result in companies raising the threshold for recognizing tax benefits that have some degree of uncertainty. The exposure draft also addresses the accrual of any interest and penalties related to tax uncertainties. The comment period for this exposure draft recently concluded. The FASB is currently re-evaluating the proposed statement, including the effective date.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 63 to 72, for a discussion of Quantitative and Qualitative Disclosures about Market Risk. The interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2005 indicates a loss of market value of portfolio equity for a significant increase or decrease in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-49 following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Senior Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework. Based on such assessment, management believes that, as of September

30, 2005, the Company’s internal control over financial reporting is effective based upon those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Their reports appear on the pages F2 and F3.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end (the “Proxy Statement”) under the captions: “Election of Directors,” “Nominees and Continuing Directors,” “Executive Officers who are not Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

The following table sets forth the aggregate information regarding our equity compensation plans in effect as of September 30, 2005.

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Options	279,700	$31.06	419,943
Restricted stock	133,044	N/A	68,289
Equity compensation plans not approved by security holders	—	—	—

Total	412,744	N/A	488,232

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Listed below are all financial statements and exhibits filed as part of this report:

a.	Financial Statements, Schedules, and Exhibits

(1)

The consolidated balance sheets of Charter Financial Corporation and its subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30,

2005, together with the related notes and report of KPMG LLP, independent registered public accounting firm.

(2)	Schedules omitted as they are not applicable.

(3)	See Exhibit Index.

b.	Exhibits

Exhibit	Description
2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance (1)

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc. (2)

3.1	Federal Stock Charter of Charter Financial Corporation (1)

3.2	Bylaws of Charter Financial Corporation (1)

4.1	Federal Stock Charter of Charter Financial Corporation (See Exhibit 3.1) (1)

4.2	Bylaws of Charter Financial Corporation (See Exhibit 3.2) (1)

4.3	Form of Stock Certificate of Charter Financial Corporation (1)

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation (6)

10.2	Form of Benefit Restoration Plan of Charter Financial Corporation (1)

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation (1)

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank (1)

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank (1)

10.6	CharterBank 401(k) Plan and Adoption Agreement (3)

10.7	Charter Financial Corporation 2001 Stock Option Plan (4)

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan (4)

14.0	Conflict of Interest Policy and Code of Ethics (5)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

(1)	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.
(2)	Incorporated herein by reference to the current report on Form 8-K dated September 11, 2002.
(3)	Incorporated herein by reference to the Registration Statement No. 333-67402, on Form S-8, filed with the SEC on August 13, 2001, as amended.

(4)	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.
(5)	Incorporated herein by reference to the current report on Form 8-K dated April 30, 2004.
(6)	Incorporated by reference to the Current Report on Form 8K dated September 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2005.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ John W. Johnson, Jr. John W. Johnson, Jr.	Chairman of the Board	December 13, 2005

/s/ Robert L. Johnson Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	December 13, 2005

/s/ David Z. Cauble, III David Z. Cauble, III	Director	December 13, 2005

/s/ Jane W. Darden Jane W. Darden	Director	December 13, 2005

/s/ William B. Hudson William B. Hudson	Director	December 13, 2005

/s/ Thomas M. Lane Thomas M. Lane	Director	December 13, 2005

/s/ David L. Strobel David L. Strobel	Director	December 13, 2005

/s/ Curtis R. Kollar Curtis R. Kollar	Chief Financial Officer, Vice President and Treasurer (principal accounting officer)	December 13, 2005

Exhibit Index

Exhibit	Description	Method of Filing
2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance	(1)

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc.	(2)

3.1	Federal Stock Charter of Charter Financial Corporation	(1)

3.2	Bylaws of Charter Financial Corporation	(1)

4.1	Federal Stock Charter of Charter Financial Corporation	(1)

4.2	Bylaws of Charter Financial Corporation	(1)

4.3	Form of Stock Certificate of Charter Financial Corporation	(1)

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation	(6)

10.2	Form of Benefit Restoration Plan of Charter Financial Corporation	(1)

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation	(1)

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	(1)

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	(1)

10.6	CharterBank 401(k) Plan and Adoption Agreement	(3)

10.7	Charter Financial Corporation 2001 Stock Option Plan	(4)

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan	(4)

14.0	Conflict of Interest Policy and Code of Ethics	(5)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.
(2)	Incorporated herein by reference to the current report on Form 8-K dated September 11, 2002.
(3)	Incorporated herein by reference to the Registration Statement No. 333-67402, on From S-8, filed with the SEC on August 13, 2001, as amended.
(4)	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.
(5)	Incorporated herein by reference to the Current Report on Form 8-K dated April 30, 2004.
(6)	Incorporated herein by reference to the Current Report on Form 8-K dated September 6, 2005.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2005, 2004, and 2003

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Charter Financial Corporation:

We have audited the accompanying consolidated balance sheets of Charter Financial Corporation and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three–year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three–year period ended September 30, 2005, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

            /s/ KPMG LLP

Birmingham, Alabama

December 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Charter Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Charter Financial Corporation maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Charter Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Charter Financial Corporation maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Charter Financial Corporation and subsidiaries as of September 30, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated December 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

            /s/ KPMG LLP

Birmingham, Alabama

December 11, 2005

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2005 and 2004

	2005	2004
Assets
Cash and amounts due from depository institutions (note 1)	$12,295,506	10,128,105
Interest–bearing deposits in other financial institutions	8,568,599	2,243,124

Cash and cash equivalents	20,864,105	12,371,229

Loans held for sale, market value of $1,248,495 and $2,125,463 at September 30, 2005 and 2004, respectively	1,233,679	2,077,510
Freddie Mac common stock (note 4)	254,775,750	300,430,200
Mortgage–backed securities and collateralized mortgage obligations available for sale (notes 5 and 18)	358,461,047	378,356,607
Other investment securities available for sale (notes 4 and 18)	17,711,641	22,156,750
Federal Home Loan Bank stock (notes 4 and 18)	14,869,300	14,842,500
Loans receivable	363,898,792	323,546,874
Unamortized loan origination fees, net	(930,936)	(773,461)
Allowance for loan losses	(6,160,314)	(6,622,597)

Loans receivable, net (notes 7 and 18)	356,807,542	316,150,816

Real estate owned (note 8)	1,120,418	452,671
Accrued interest and dividends receivable (note 9)	3,222,854	3,004,224
Premises and equipment, net (note 10)	13,969,137	11,195,770
Intangible assets, net of amortization (note 3)	5,765,492	5,954,119
Other assets (note 11)	1,769,518	1,208,622

Total assets	$1,050,570,483	1,068,201,018

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 13)	$320,129,182	279,574,709
Borrowings (note 14)	382,336,000	392,789,000
Advance payments by borrowers for taxes and insurance	1,314,541	1,189,587
Deferred income taxes (note 15)	93,270,870	111,602,661
Other liabilities	10,289,711	10,544,824

Total liabilities	807,340,304	795,700,781

Stockholders’ equity (notes 16, 19, and 22):
Common stock, $0.01 par value; issued 19,830,705 and 19,823,905 shares in 2005 and 2004, respectively; outstanding 19,629,372 and 19,596,874 shares in 2005 and 2004, respectively	198,307	198,239
Additional paid–in capital	38,384,588	37,831,575
Treasury stock, at cost; 201,333 and 227,031 shares in
2005 and 2004, respectively	(6,261,270)	(7,059,824)
Unearned compensation – ESOP	(2,286,940)	(2,454,940)
Retained earnings	63,790,437	63,626,113
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	149,405,057	180,359,074
Total stockholders’ equity	243,230,179	272,500,237
Commitments and contingencies (notes 7, 17, and 20)

Total liabilities and stockholders’ equity	$1,050,570,483	1,068,201,018

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

Years ended September 30, 2005, 2004, and 2003

	2005	2004	2003
Interest and dividend income:
Loans receivable	$20,755,245	18,079,797	16,693,886
Mortgage–backed securities and collateralized mortgage obligations	16,676,747	14,369,588	11,883,281
Equity securities	6,750,959	5,814,828	5,218,004
Debt securities	401,493	488,583	441,848
Interest–bearing deposits in other financial institutions	104,689	60,968	98,411

Total interest and dividend income	44,689,133	38,813,764	34,335,430

Interest expense:
Deposits (note 13)	6,067,559	4,785,246	5,607,246
Borrowings (note 14)	15,713,992	12,282,777	13,198,597

Total interest expense	21,781,551	17,068,023	18,805,843

Net interest income	22,907,582	21,745,741	15,529,587
Provision for loan losses (note 7)	75,000	30,000	25,000

Net interest income after provision for loan losses	22,832,582	21,715,741	15,504,587

Noninterest income:
Gain on sale of loans and servicing released loan fees	883,928	1,151,996	2,775,256
Service charges on deposit accounts	2,726,243	2,549,231	1,717,198
Gain on sale of Freddie Mac common stock (note 4)	6,085,297	2,113,336	773,368
Gain on sale of mortgage–backed securities, collateralized mortgage obligations, and other investments (notes 4 and 5)	38,069	115,261	107,038
Loan servicing fees	247,236	208,337	154,975
Equity in loss of limited partnership (note 12)	—	—	(106,746)
Write–off of investment	—	(200,000)	—
Brokerage commissions	392,310	264,345	332,391
Gain on covered calls, net (note 6)	525,065	148,836	51,976
Other	68,080	156,496	88,826

Total noninterest income	10,966,228	6,507,838	5,894,282

Noninterest expenses:
Salaries and employee benefits (note 16)	10,093,598	10,129,840	10,574,311
Occupancy	2,800,370	2,414,329	2,237,969
Legal and professional	1,499,666	886,211	1,261,387
Marketing	789,593	861,781	855,826
Furniture and equipment	748,583	569,247	630,860
Postage, office supplies, and printing	514,983	469,288	571,189
Federal insurance premiums and other regulatory fees	230,444	222,007	210,651
Net cost of operations of real estate owned	33,187	69,372	151,036
Deposit premium amortization expense (note 3)	188,627	213,955	133,149
Other	1,370,412	1,320,171	1,598,654

Total noninterest expenses	18,269,463	17,156,201	18,225,032

Income before income taxes	15,529,347	11,067,378	3,173,837
Income tax expense (note 15)	4,116,244	2,850,102	82,543

Net income	$11,413,103	8,217,276	3,091,294

Basic and diluted net income per share	$0.58	0.42	0.16
Weighted average number of common shares outstanding	19,523,748	19,437,613	19,478,388
Weighted average number of common and common equivalent shares outstanding	19,569,097	19,478,037	19,482,326

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2005, 2004, and 2003

	Comprehensive income (loss)	Common stock		Additional paid–in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
		Number of shares	Amount
Balance at September 30, 2002		19,822,405	$198,224	37,476,396	(29,930)	(2,664,539)	58,224,724	155,960,691	249,165,566
Comprehensive loss:
Net income	$3,091,294	—	—	—	—	—	3,091,294	—	3,091,294
Other comprehensive loss – unrealized loss on securities, net of income taxes of $7,556,650 (note 22)	(12,020,163)	—	—	—	—	—	—	(12,020,163)	(12,020,163)

Total comprehensive loss	$(8,928,869)

Dividends paid, $0.60 per share		—	—	—	—	—	(2,125,525)	—	(2,125,525)
Allocation of ESOP common stock		—	—	84,092	—	39,599	—	—	123,691
Grant of common stock from treasury		—	—	(69,477)	909,842	—	—	—	840,365
Purchase of common stock for treasury,
283,177 shares		—	—	—	(8,716,146)	—	—	—	(8,716,146)

Balance at September 30, 2003		19,822,405	198,224	37,491,011	(7,836,234)	(2,624,940)	59,190,493	143,940,528	230,359,082
Comprehensive income:
Net income	$8,217,276	—	—	—	—	—	8,217,276	—	8,217,276
Other comprehensive income – unrealized gain on securities, net of income taxes of $22,895,046 (note 22)	36,418,546	—	—	—	—	—	—	36,418,546	36,418,546

Total comprehensive income	$44,635,822

Dividends paid, $1.10 per share		—	—	—	—	—	(3,781,656)	—	(3,781,656)
Allocation of ESOP common stock		—	—	363,834	—	170,000	—	—	533,834
Grant of common stock from treasury		—	—	(67,145)	776,410	—	—	—	709,265
Stock options exercised		1,500	15	43,875	—	—	—	—	43,890

Balance at September 30, 2004		19,823,905	198,239	37,831,575	(7,059,824)	(2,454,940)	63,626,113	180,359,074	272,500,237
Comprehensive income (loss):
Net income	$11,413,103	—	—	—	—	—	11,413,103	—	11,413,103
Other comprehensive loss – unrealized loss on securities, net of income taxes of $19,459,691 (note 22)	(30,954,017)	—	—	—	—	—	—	(30,954,017)	(30,954,017)

Total comprehensive loss	$(19,540,914)

Dividends paid, $3.20 per share		—	—	—	—	—	(11,248,779)	—	(11,248,779)
Allocation of ESOP common stock		—	—	443,402	—	168,000	—	—	611,402
Grant of common stock from treasury		—	—	(89,289)	798,554	—	—	—	709,265
Stock options exercised		6,800	68	198,900	—	—	—	—	198,968

Balance at September 30, 2005		19,830,705	$198,307	38,384,588	(6,261,270)	(2,286,940)	63,790,437	149,405,057	243,230,179

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$11,413,103	8,217,276	3,091,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	30,000	25,000
Depreciation and amortization	923,749	997,758	1,010,138
Allocation of ESOP common stock	611,402	533,834	123,691
Deferred income tax expense	1,127,900	511,285	251,059
Gain on sale of premises and equipment, net	—	(2,500)	(667)
Equity in loss of limited partnership	—	—	106,746
Write–off of investment	—	200,000	—
Amortization of premiums and discounts, net	251,512	584,235	3,152,840
Gain on sale of loans held for sale, net	(883,928)	(1,151,996)	(2,775,256)
Proceeds from sale of loans held for sale	28,515,369	39,183,522	111,715,049
Originations and purchases of loans held for sale	(26,787,610)	(38,082,775)	(102,528,645)
Gain on sale of Freddie Mac common stock	(6,085,297)	(2,113,336)	(773,368)
Gain on sales of mortgage–backed securities, collateralized mortgage obligations, and other investments	(38,069)	(115,261)	(107,038)
Provision for allowance in other real estate owned	—	71,507	126,430
(Gain) loss on sales of real estate owned	(13,183)	(24,201)	11,134
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(218,630)	195,888	329,009
(Increase) decrease in other assets	(194,612)	426,093	88,224
Increase (decrease) in other liabilities	454,152	(1,667,336)	(686,525)

Net cash provided by operating activities	9,150,858	7,793,993	13,159,115

Cash flows from investing activities:
Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations available for sale	6,428,323	104,608,929	8,253,369
Principal collections on mortgage–backed securities and collateralized mortgage obligations available for sale	137,281,945	244,793,078	709,327,602
Purchases of mortgage–backed securities and collateralized mortgage obligations available for sale	(128,935,360)	(331,825,548)	(659,225,249)
Purchases of other investment securities available for sale	(7,858,617)	(21,561,000)	(12,997,462)
Proceeds from sale of other investment securities available for sale	—	13,777,721	—
Proceeds from sale of Freddie Mac common stock	6,236,973	2,186,107	804,555
Proceeds from calls and maturities of other investment securities available for sale	12,300,000	7,000,000	4,300,000
Purchase of FHLB stock	(11,272,900)	(11,667,500)	(17,732,500)
Proceeds from redemption of FHLB stock	11,246,100	10,435,000	18,937,500
Net cash paid for EBA Bancshares, Inc.	—	—	(3,791,005)
Net increase in loans receivable, exclusive of loan sales	(41,754,718)	(24,325,777)	(30,438,092)
Proceeds from sale of real estate owned	368,429	881,981	508,001
Purchases of premises and equipment, net of dispositions	(3,874,773)	(2,443,249)	(2,357,329)

Net cash (used in) provided by investing activities	(19,834,598)	(8,140,258)	15,589,390

F-7	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	$198,968	43,890	—
Purchase of common stock for treasury	—	—	(8,716,146)
Dividends paid	(11,248,779)	(3,781,656)	(2,125,525)
Net increase in deposits	40,554,473	189,001	6,582,421
Proceeds from Federal Home Loan Bank advances	313,215,000	581,375,000	814,050,000
Principal payments on advances from Federal Home
Loan Bank	(318,265,000)	(556,425,000)	(820,950,000)
Proceeds from other borrowings	1,640,817,678	1,694,902,600	1,334,401,330
Principal payments on other borrowings	(1,646,220,678)	(1,715,504,820)	(1,350,023,110)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	124,954	(2,010)	(165,123)

Net cash provided by (used in) financing activities	19,176,616	797,005	(26,946,153)

Net increase in cash and cash equivalents	8,492,876	450,740	1,802,352
Cash and cash equivalents, beginning of year	12,371,229	11,920,489	10,118,137

Cash and cash equivalents, end of year	$20,864,105	12,371,229	11,920,489

Supplemental disclosures of cash flow information:
Interest paid	$21,933,245	17,042,988	18,932,056
Income taxes paid	3,588,395	3,294,453	1,349,568
Investing activities:
Transfer of assets held for sale to premises and equipment	—	—	415,870
Transfer of premises and equipment to assets held for sale	433,349	—	—
Financing activities:
Real estate acquired through foreclosure of loans receivable	1,022,993	698,381	419,524
Issuance of common stock under stock benefit plans	709,265	709,265	840,365

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

(1)	Summary of Significant Accounting Policies

The consolidated financial statements of Charter Financial Corporation and subsidiaries (the Company) include the financial statements of Charter Financial Corporation and its wholly owned subsidiaries, CharterBank (the Bank) and Charter Insurance Company which was liquidated during December 2004. All intercompany accounts and transactions have been eliminated in consolidation.

CharterBank was organized as a federally chartered mutual savings and loan association in 1954. CharterBank is primarily regulated by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), and undergoes periodic examinations by those regulatory authorities.

Charter Financial Corporation was formed through the reorganization of CharterBank in October 2001. At that time, CharterBank converted from a federally chartered mutual savings and loan association into a two–tiered mutual holding company structure and became a direct wholly owned subsidiary of Charter Financial Corporation. Through a public offering during the same year, Charter Financial Corporation sold 20% of its common stock. First Charter, MHC, a federal mutual holding company, owns the remaining 80% of the outstanding shares of the common stock of Charter Financial Corporation. See note 23.

The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its main office in West Point, Georgia and eight full–service branch offices located in LaGrange, Georgia; Auburn, Opelika, and Valley, Alabama. In addition, the Company operates four loan production offices located in various Georgia and Alabama locations. The Company primarily competes with other financial institutions in its market area within west central Georgia and east central Alabama. The Company considers its primary lending market to be the states of Georgia and Alabama.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

(a)	Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and mortgage loan prepayment assumptions used to determine the amount of revenue recognition on mortgage–backed securities and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the determination of revenue recognition on mortgage–backed securities and collateralized mortgage obligations, management obtains independent estimates of mortgage loan prepayment assumptions, which are based partly on historical prepayments and current interest rates.

F-9	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

A substantial portion of the Company’s loans is secured by real estate located in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.

(b)	Cash and Cash Equivalents

Cash and cash equivalents, as presented in the consolidated financial statements, include amounts due from other depository institutions and interest–bearing deposits in other financial institutions. Generally, interest–bearing deposits in other financial institutions are for one–day periods.

(c)	Investments, Mortgage–Backed Securities, and Collateralized Mortgage Obligations

Investments, mortgage–backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent quotations. Investment in stock of the Federal Home Loan Bank (FHLB) is required of every federally insured financial institution, which utilizes its services. Generally, the FHLB will repurchase excess stock at cost; accordingly, the investment in FHLB stock is carried at cost, which approximates its fair value.

Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a method, which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage–backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

Gains and losses on sales of investments, mortgage–backed securities, and collateralized mortgage obligations are recognized on the trade date, based on the net proceeds received and the adjusted carrying amount of the specific security sold.

A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At September 30, 2005, the Company did not have any securities with other than temporary impairment.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

such loans are placed on nonaccrual status. Interest on nonaccrual loans, which is ultimately collected, is credited to income in the period received.

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Large pools of smaller balance homogeneous loans, such as consumer and installment loans, are collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans, which are accruing interest, are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery of principal is in doubt.

Gains or losses on the sale of mortgage loans are recognized at settlement dates and are computed as the difference between the sales proceeds received and the net book value of the mortgage loans sold. On loans sold with servicing retained, at the time of sale, a servicing asset is recorded if expected servicing revenues exceed an amount approximating adequate servicing compensation. The servicing asset, included in other assets, is amortized using the interest method over the estimated life of the serviced loans considering assumed prepayment patterns.

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

September 30, 2005, 2004, and 2003

(f)	Real Estate Owned

Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write–downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on real estate owned charged to operations. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to restore the allowance to an adequate level. Gains recognized on the disposition of the properties are recorded in other income.

Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

(g)	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight–line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 50 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment.

(h)	Mortgage Banking Activities

Statement of Financial Accounting Standards (SFAS) No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial–components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

September 30, 2005, 2004, and 2003

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

At September 30, 2005, the Company was covered under a $5 million banker’s blanket bond policy and a $3 million errors and omissions policy. The Company is also covered with a $10 million umbrella policy.

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

September 30, 2005, 2004, and 2003

(l)	Comprehensive Income

Comprehensive income for the Company consists of net income for the period and unrealized holding gains and losses on investments, mortgage–backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes.

(m)	Intangible Assets

Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. The deposit premium is being amortized using the double–declining balance method over 13 years. See note 3.

In accordance with the provisions of SFAS No. 142, the Company tests its goodwill for impairment annually. If indicators of impairment were present in amortizable intangible assets and undiscounted future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No impairment charges have been recognized through September 30, 2005.

(n)	Stock–Based Compensation

As allowed under SFAS No. 123, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

F-14	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Had compensation cost for the Company’s stock option plans and restricted stock awards have been determined based on the fair value at the grant dates for awards under those plans consistent with the method included in SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Years ended September 30
	2005	2004	2003
Net income	$11,413,103	8,217,276	3,091,294

Add:
Total stock–based compensation expense included in reported net income, net of tax	1,059,422	783,118	1,594,599

Deduct:
Total stock–based compensation expense determined under fair value based method, net of related tax effect	1,283,114	1,021,442	1,971,767

Pro forma net income	$11,189,411	7,978,952	2,714,126

Net income per common share – basic:
As reported	$0.58	0.42	0.16
Pro forma	0.57	0.41	0.14

Net income per common share – diluted:
As reported	$0.58	0.42	0.16
Pro forma	0.57	0.41	0.14

There were no options granted during the year ended September 30, 2005.

(o)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

(p)	Treasury Stock

Treasury stock is accounted for at cost.

F-15	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

(q)	Derivatives

The Company recognizes all derivatives as either assets or liabilities in the Company’s consolidated balance sheets and measures these instruments at fair value. At present, the Company’s use of derivatives is limited to commitments to originate loans held for sale and call options written on certain shares of its Freddie Mac common stock.

(r)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share–Based Payment. SFAS No. 123(R) amends SFAS No. 123, Accounting for Stock–Based Compensation, and APB Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the cost of share–based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123(R) applies to virtually all share–based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities based on the price of the entity’s shares or other equity instruments, or that may require settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period of fiscal 2006. The effect of SFAS No. 123(R) on the Company’s financial statements is expected to be approximately $224,000 annually.

The guidance in Emerging Issues Task Force (EITF) 03–1, The Meaning of Other–Than–Temporary Impairment and Its Application to Certain Investments, was originally effective for other–than–temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10–20 of the Issue was delayed by FASB Staff Position (FSP) EITF Issue 03–1–1, The Effective Date of Paragraphs 10–20 of EITF Issue No. 03–1, posted on September 30, 2004. The disclosure requirements continue to be effective and have been implemented by the Company. In November 2005, the FASB issued Staff Position (FSP) FAS 115–1 and FAS 124–1, The Meaning of Other–Than–Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not–for–Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115–1 and FAS 124–1 also includes accounting considerations subsequent to the recognition of an other–than–temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other–than–temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 115–1 and FAS 124–1 will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance.

F-16	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on its financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03–3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP No. 03–3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits “carry over” or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03–3, which includes loans acquired in a purchase business combination. SOP 03–3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP No. 03–3 as of July 1, 2005. Based on current activities, SOP No. 03–3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period–specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) will have a material impact on its financial condition or results of operations.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, Share–Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s view regarding the valuation of share–based payment arrangements for public companies.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation, Accounting for Uncertain Tax Positions. This exposure draft proposes guidance on the recognition and measurement of uncertain tax positions and, if issued, may result in companies raising the threshold for recognizing tax benefits that have some degree of uncertainty. The exposure draft also addresses the accrual of any interest and penalties related to tax uncertainties. The comment period for this exposure draft recently concluded. The FASB is currently re–evaluating the proposed statement, including the effective date

F-17	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

(s)	Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the presentation adopted in 2005.

(2)	Business Combinations

Effective February 21, 2003, the Company acquired all of the issued and outstanding shares of EBA Bancshares, Inc. (EBA), Opelika, Alabama, and its wholly owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8.6 million in cash. The acquisition has been accounted for using the purchase method of accounting and, hence, the results of operations of EBA have been included in the consolidated financial statements beginning on the aforementioned effective date. The assets and liabilities of EBA, including purchase accounting adjustments, as of the date of the acquisition, were as follows:

Loans, net	$53,846,691
Other earning assets	8,050,055
Other assets	2,659,402
Goodwill and other intangibles	6,301,223

70,857,371

Deposits	62,056,965
Other liabilities	156,833

Purchase price, including acquisition costs	$8,643,573

(3)	Goodwill and Other Intangible Assets

In conjunction with the acquisition of EBA, the Company recorded the following goodwill and other intangible assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

Goodwill and other intangible assets include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized using the double declining–balance method over 13 years. The Company recorded amortization expense related to the deposit premium of $188,627, $213,955, and $133,149 for the years ended September 30, 2005, 2004, and 2003, respectively.

F-18	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

At September 30, 2005 and 2004, other intangible assets is summarized as follows:

	2005	2004
Deposit premium	$1,975,941	1,975,941
Less accumulated amortization	535,731	347,104

	$1,440,210	1,628,837

Amortization expense for the next five years is as follows:

2006	$166,675
2007	147,684
2008	136,864
2009	134,402
2010	134,402
Thereafter	720,183

$1,440,210

(4)	Investment Securities

Investment securities available for sale are summarized as follows:

	September 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,060,899	248,714,851	—	254,775,750
Other:
U.S. government agencies	17,858,691	—	(147,050)	17,711,641

	September 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,212,574	294,217,626	—	300,430,200
Other:
U.S. government agencies	22,338,849	—	(182,099)	22,156,750

The amortized cost and estimated fair value of investment debt securities available for sale as of September 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from

F-19	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
1 – 2 years	$5,000,000	4,983,000
More than five years	12,858,691	12,728,641

	$17,858,691	17,711,641

The Company’s investment in FHLB stock was $14,869,300 and $14,842,500 at September 30, 2005 and 2004, respectively. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment in FHLB stock is carried at cost because it is considered a restricted stock investment. The investment in FHLB stock was not considered impaired at September 30, 2005 and 2004.

Proceeds from called, matured, or sales of investment securities during 2005 and 2004 were $12,300,000 and $13,777,721, respectively. There were no sales in 2005. Gross gains of $8,486 were realized on those sales for 2004, and gross realized losses on sales of investment securities for 2004 were $0.

Investment securities available for sale that have been in a continuous unrealized loss position for less than 12 months at September 30, 2005 follow:

Amortized cost	Gross unrealized losses	Estimated fair value
$7,858,184	(93,543)	7,764,641

Investment securities available for sale that have been in a continuous unrealized loss position for 12 months or greater at September 30, 2005 are as follows:

Amortized cost	Gross unrealized losses	Estimated fair value
$10,000,507	(53,507)	9,947,000

The investment is a fixed income investment. It has had no credit deterioration and is impaired due to interest rates and therefore is not considered other than temporarily impaired because the Company has the intent and ability to hold it until maturity.

Investment securities with an aggregate carrying amount of $18,000,507 and $18,206,750 at September 30, 2005 and 2004, respectively, were pledged to collateralize FHLB advances and securities sold under agreements to repurchase.

F-20	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Proceeds from the sale of Freddie Mac common stock during 2005 and 2004 were $6,236,973 and $2,186,107, respectively. Net gains of $6,085,297 and $2,113,336 were realized on those sales for 2005 and 2004, respectively.

(5)	Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$127,547,323	408,200	(2,506,476)	125,449,047
GNMA certificates	16,019,621	264,729	(17,992)	16,266,358
FHLMC certificates	10,285,074	14,370	(108,562)	10,190,882
Collateralized mortgage obligations:
FNMA	60,949,862	3,595	(1,770,445)	59,183,012
FHLMC	56,823,607	20,098	(758,607)	56,085,098
GNMA	996,133	1,854	—	997,987
Other	91,076,517	76,956	(864,810)	90,288,663

	$363,698,137	789,802	(6,026,892)	358,461,047

	September 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$129,953,880	1,338,753	(640,678)	130,651,955
GNMA certificates	19,876,161	321,101	(27,600)	20,169,662
FHLMC certificates	9,851,814	65,828	(15,898)	9,901,744
Collateralized mortgage obligations:
FNMA	72,589,464	34,162	(1,501,184)	71,122,442
FHLMC	92,025,883	207,358	(589,367)	91,643,874
GNMA	1,510,364	—	(944)	1,509,420
Other	52,840,147	573,916	(56,553)	53,357,510

	$378,647,713	2,541,118	(2,832,224)	378,356,607

F-21	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during 2005, 2004, and 2003 were $6,428,323, $104,608,929, and $8,253,369, respectively. Gross gains of $38,069, $684,549, and $107,038, and gross losses of $0, $577,774, and $0, were realized on those sales for 2005, 2004, and 2003, respectively.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $314,040,698 and $321,023,333 at September 30, 2005 and 2004, respectively, were pledged to secure FHLB advances and to collateralize securities sold under agreements to repurchase.

The following table shows additional information related to the collateralized mortgage obligations held by the Company:

	September 30, 2005
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$125,019,334	2.44 years	4.20%	$(2,725,420)
Variable rate	81,535,426	4.73 years	4.84	(565,939)

Total	$206,554,760	3.34 years	4.45	$(3,291,359)

	September 30, 2004
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$115,494,808	2.69 years	4.11%	$(1,549,867)
Variable rate	102,138,438	4.46 years	2.71	217,255

Total	$217,633,246	3.52 years	3.46	$(1,332,612)

The weighted average lives and yields in the above table are based on the average life utilizing the previous three months of prepayment speeds from September 30, 2005 and 2004, respectively. Different prepayment assumptions may result in different average lives and thus different yields.

F-22	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for less than 12 months at September 30, 2005 are as follows:

	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$58,260,892	(1,218,423)	57,042,469
GNMA certificates	3,810,797	(17,992)	3,792,805
FHLMC certificates	3,551,096	(83,006)	3,468,090
Collateralized mortgage obligations:
FNMA	25,454,717	(315,650)	25,139,067
GNMA	—	—	—
FHLMC	44,319,980	(308,732)	44,011,248
Other	83,466,084	(967,815)	82,498,269

	$218,863,566	(2,911,618)	215,951,948

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2005 are as follows:

	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$44,496,176	(1,288,053)	43,208,123
FHLMC certificates	3,248,104	(25,556)	3,222,548
Collateralized mortgage obligations:
FNMA	27,637,699	(1,338,926)	26,298,773
FHLMC	12,101,670	(449,875)	11,651,795
Other	2,572,890	(12,864)	2,560,026

	$90,056,539	(3,115,274)	86,941,265

There are 69 investments in an unrealized loss position all of which are mortgage security investments. They have no credit deterioration and are impaired due to interest rates and therefore are not considered to be other than temporarily impaired because the Company has the intent and ability to hold the investments to maturity.

(6)	Derivative Instruments

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

September 30, 2005, 2004, and 2003

During 2004, the Company sold a total of 567,900 options, of which 594,200 options expired or were bought back by the Company and 35,000 were exercised by the holder. At no time during 2004 did the Company have more than 400,000 options outstanding.

During 2005, the Company sold a total of 883,700 options, of which 876,400 options expired or were bought back by the Company and 92,500 options were exercised by the holders. At no time during 2005 did the Company have more than 265,000 options outstanding.

The covered call options written on Freddie Mac common stock are derivative instruments as defined by SFAS No. 133 and as such are recorded at fair value. The Company does not account for the options as hedges and as a result the change in fair value is recorded in the consolidated statements of income. There were no options outstanding at September 30, 2005 and at September 30, 2004, 85,200 options were outstanding with a fair value of $92,654 included in other liabilities.

(7)	Loans Receivable

Loans receivable are summarized as follows:

	September 30
	2005	2004
1 – 4 family residential real estate mortgage	$148,465,648	142,249,868
Commercial real estate	150,992,637	119,618,117
Commercial	13,489,864	20,628,156
Real estate construction	32,163,182	21,471,316
Consumer and other	18,787,461	19,579,417

Loans receivable, net of undisbursed proceeds of loans in process	363,898,792	323,546,874

Less:
Unamortized loan origination fees, net	930,936	773,461
Allowance for loan losses	6,160,314	6,622,597

	$356,807,542	316,150,816

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $28,330,192, $36,877,285, and $50,477,309 at September 30, 2005, 2004, and 2003, respectively.

Loans to certain executive officers, directors, and their associates totaled $1,346,032 and $1,496,440 at September 30, 2005 and 2004, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during

F-24	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

2005 with respect to such aggregate loans to these individuals and their associates and affiliated companies:

Balance at September 30, 2004	$1,496,440
New loans	34,500
Repayments	184,908

Balance at September 30, 2005	$1,346,032

At September 30, 2005 and 2004, the Company had $4,075,427 and $5,865,057, respectively, of nonaccrual loans. The following is a summary of interest income relating to nonaccrual loans for the years ended September 30, 2005, 2004, and 2003.

	2005	2004	2003
Interest income at contractual rates	$361,802	450,906	468,007
Interest income actually recorded	(161,865)	(206,882)	(331,571)

Reduction of interest income	$199,937	244,024	136,436

The following is a summary of transactions in the allowance for loan losses:

	2005	2004	2003
Balance, beginning of year	$6,622,597	6,779,576	5,179,048
Allowance acquired in business combination	—	—	2,177,369
Loans charged off	(659,084)	(650,377)	(1,044,152)
Recoveries on loans previously charged off	121,801	463,398	442,311
Provision for loan losses charged to operations	75,000	30,000	25,000

Balance, end of year	$6,160,314	6,622,597	6,779,576

At September 30, 2005, 2004, and 2003, pursuant to the definition within SFAS No. 114, the Company had impaired loans of approximately $2,527,000, $3,876,000, and $2,220,000, respectively. There were specific allowances attributable to impaired loans at September 30, 2005, 2004, and 2003 of $70,211, $22,000, and $0, respectively.

The average recorded investments in impaired loans for the years ended September 30, 2005, 2004, and 2003 were approximately $3,200,000, $3,048,000, and $2,167,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2005, 2004, and 2003, was not significant.

F-25	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

(8)	Real Estate Owned

At September 30, 2005 and 2004, real estate owned is summarized as follows:

	2005	2004
Real estate acquired through foreclosure	$1,120,418	452,671

(9)	Accrued Interest and Dividends Receivable

At September 30, 2005 and 2004, accrued interest and dividends receivable are summarized as follows:

	2005	2004
Loans	$1,648,149	1,389,502
Mortgage–backed securities and collateralized mortgage obligations	1,410,909	1,335,026
Investment securities	56,512	151,945
Other	107,284	127,751

	$3,222,854	3,004,224

(10)	Premises and Equipment

Premises and equipment at September 30, 2005 and 2004 is summarized as follows:

	2005	2004
Land	$4,844,213	4,830,576
Buildings and improvements	9,405,017	6,663,305
Furniture, fixtures, and equipment	3,887,772	3,077,600
Construction in progress	620,461	1,132,412

	18,757,463	15,703,893
Less accumulated depreciation	4,788,326	4,508,123

	$13,969,137	11,195,770

F-26	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

(11)	Mortgage Servicing Rights

Activity in mortgage servicing rights (which are included in other assets) for the years ended September 30, 2005, 2004, and 2003 consists of the following:

	2005	2004	2003
Balance, beginning of year	$112,292	263,222	591,900
Capitalized during the year	—	—	—
Amortization expense	(65,647)	(150,930)	(328,678)

Balance, end of year	$46,645	112,292	263,222

There was no valuation allowance at September 30, 2005, 2004, and 2003.

(12)	Investment in Limited Partnership

During 1997, the Company purchased an interest in a limited partnership, which was formed to acquire mortgage servicing rights, for $5 million. The Company was allocated approximately 21% of the respective earnings or losses of this partnership. As discussed in note 1, the Company used the equity method of accounting for its investment in this limited partnership. Accordingly, the Company recognized equity in the net losses of the limited partnership of $106,746 during 2003 and $564,164 during 2002. At September 30, 2005 and 2004, the Company’s carrying value in this investment was zero.

Financial information (unaudited), including the balance sheet as of September 30, 2003 and the income statement for the year ended September 30, 2003 for the partnership, was as follows:

Cash	$466,646
Accounts receivable	1,278,471
Mortgage servicing rights, net	604,385
Other assets, primarily current	720,498

$3,070,000

Long–term debt	$3,070,000
Other liabilities	—
Partners’ capital:
CharterBank	—
Other partners	—

$3,070,000

F-27	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Revenues	$597,566
Expenses	1,115,122

Net loss	$(517,556)

CharterBank’s equity in net loss	$(106,746)

(13)	Deposits

At September 30, 2005 and 2004, deposits are summarized as follows:

	2005			2004
	Amount	Range of interest rates	Weighted average interest rate	Amount	Range of interest rates	Weighted average interest rate
Demand, NOW, and money market accounts	$116,621,897	0.00 – 3.84%	1.48%	$114,369,765	0.00 – 2.00%	0.90%
Savings deposits	14,739,398	0.25 – 0.40	0.25	14,979,726	0.25 – 4.50	0.25
Time deposits by original term:
Time deposits over $100,000	86,013,758	0.00 – 6.85	3.58	36,555,804	0.00 – 8.25	3.04
Other time deposits:
12 months or less	42,798,265	1.51 – 5.85	2.88	78,335,634	1.01 – 8.00	2.37
13 – 36 months	33,843,698	1.20 – 5.45	3.05	26,260,787	1.21 – 7.13	3.46
37 months or more	26,112,166	1.65 – 7.25	4.32	9,072,993	1.65 – 6.97	3.73

Total deposits	320,129,182		2.57	279,574,709		1.85

Accrued interest payable	167,352			410,963

	$320,296,534			$279,985,672

During 2005 and 2004, the Company pursued out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the credit union deposits was $24,784,690 and $34,111,447 and of the broker deposits was $45 million and $100,000 at September 30, 2005 and 2004, respectively.

At September 30, 2005, scheduled maturities of time deposits are as follows:

Year ending September 30:
2006	$136,186,221
2007	30,715,061
2008	8,411,320
2009	6,001,510
2010	7,196,678
2011 and thereafter	257,097

$188,767,887

F-28	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Interest expense on deposits for the years ended September 30, 2005, 2004, and 2003 is summarized as follows:

	2005	2004	2003
Demand, NOW, and money market accounts	$1,432,563	836,509	611,164
Savings deposits	37,215	38,681	63,176
Time deposits	4,597,781	3,910,056	4,932,906

	$6,067,559	4,785,246	5,607,246

Deposits of certain officers, directors, and their associates totaled $1.4 million and $588,828 at September 30, 2005 and 2004, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other persons.

(14)	Borrowings

At September 30, 2005 and 2004, borrowings are summarized as follows:

	2005	2004
Federal Home Loan Bank advances	$287,000,000	292,050,000
Securities sold under agreements to repurchase	95,336,000	100,739,000

	$382,336,000	392,789,000

FHLB advances at September 30, 2005 and 2004 are summarized by year of maturity in the table below:

	2005			2004
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$25,000,000	2.97%	2.97%	$40,050,000	2.15%	2.15%
One to two years	75,000,000	2.62 – 3.68	3.18	25,000,000	2.97	2.97
Two to three years	50,000,000	2.87 – 3.31	3.09	75,000,000	2.62 – 3.68	3.18
Three to four years	—	—	—	25,000,000	2.87	2.87
Four to five years	35,000,000	3.93 – 6.22	5.57	—	—	—
Thereafter	102,000,000	5.40 – 6.14	5.64	127,000,000	5.40 – 6.22	5.75

	$287,000,000		4.31%	$292,050,000		4.11%

At September 30, 2005, the Company has pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $96,780,198, certain commercial loans with unpaid principal balances totaling $5,622,584, and certain mortgage–backed securities, collateralized mortgage obligations, and investment securities with an aggregate carrying amount of $229,819,993.

F-29	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

The Company has $287 million in fixed rate advances from the FHLB at September 30, 2005. As of September 30, 2005, the Company’s fixed rate FHLB advances include $97 million of advances that are callable by the FHLB under certain circumstances.

At September 30, 2005, the Company had available line of credit commitments with the FHLB totaling $375,629,407 of which $287,000,000 was advanced and $88,629,407 was available at September 30, 2005.

The securities sold under agreements to repurchase are secured by certain mortgage–backed securities, collateralized mortgage obligations, and investment securities with an aggregate carrying amount of $102,221,212 and $105,774,454 at September 30, 2005 and 2004, respectively. All securities sold under the agreements to repurchase are under the Company’s control. The repurchase agreements at September 30, 2005 and 2004 have maturities of less than 45 days, and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian. The aggregate carrying amount of such securities sold under the agreements to repurchase exceeded the amount of repurchase liabilities by $6,885,212 at September 30, 2005.

The following summarizes pertinent data related to FHLB advances for the years ended September 30, 2005, 2004, and 2003:

	2005	2004	2003
Weighted average borrowing rate at year–end	4.31%	4.11%	3.99%
Weighted average borrowing rate during the year	4.24	4.08	4.34
Average daily balance during year	$304,077,000	259,235,000	264,293,000
Maximum month–end balance during the year	318,320,000	300,700,000	292,250,000

The following summarizes pertinent data related to securities sold under the agreements to repurchase for the years ended September 30, 2005, 2004, and 2003:

	2005	2004	2003
Weighted average borrowing rate at year–end	3.85%	1.81%	1.26%
Weighted average borrowing rate during the year	2.83	1.28	1.58
Average daily balance during year	$100,005,169	132,622,831	108,497,899
Maximum month–end balance during the year	114,381,000	150,710,000	133,608,000

F-30	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Interest expense on borrowings for the years ended September 30, 2005, 2004, and 2003 is summarized as follows:

	2005	2004	2003
Securities sold under agreements to repurchase	$2,832,510	1,697,549	1,718,641
Federal Home Loan Bank advances	12,881,482	10,585,228	11,479,956

	$15,713,992	12,282,777	13,198,597

(15)	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2005, 2004, and 2003 consists of:

	2005	2004	2003
Federal:
Current	$2,595,023	1,921,934	6,175
Deferred	1,003,965	475,495	64,747

Total federal tax expense	3,598,988	2,397,429	70,922

State:
Current	393,321	416,883	(174,691)
Deferred	123,935	35,790	186,312

Total state tax expense	517,256	452,673	11,621

	$4,116,244	2,850,102	82,543

F-31	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 34% for the years ended September 30, 2005, 2004, and 2003, is summarized as follows:

	2005	2004	2003
Computed “expected” tax expense	$5,279,978	3,762,909	1,079,105
Increase (decrease) in tax expense resulting from:
Dividends received deduction	(1,464,742)	(1,248,374)	(1,012,874)
State income taxes, net of federal tax effect	341,389	298,764	7,670
Tax–exempt income of subsidiary	—	—	(109,103)
Change in the deferred tax asset valuation allowance	—	—	(69,190)
Market value appreciation of ESOP shares	135,605	90,248	117,091
Other, net	(175,986)	(53,445)	69,844

	$4,116,244	2,850,102	82,543

The effective tax rate for the years ended September 30, 2005, 2004, and 2003 was 26.51%, 25.75%, and 2.60%, respectively.

F-32	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,201,924	1,596,956
Interest on nonaccrual loans	27,453	96,168
Deferred compensation	1,137,672	859,564
Investment in limited partnership	241,571	57,513
Real estate acquired through foreclosure	—	145,984
Alternative minimum tax credit carryforward	181,066	418,401
Covered calls market adjustment for tax reporting	—	39,972
Other	4,846	27,046

Total gross deferred tax assets	2,794,532	3,241,604

Net deferred tax assets	2,794,532	3,241,604

Deferred tax liabilities:
Deferred loan costs, net	527,423	480,886
Depreciation	219,707	274,989
Mortgage servicing rights	17,553	42,255
Investment securities market adjustment for tax reporting	1,286,340	606,310
Net unrealized holding gains on securities available for sale	93,925,654	113,385,345
Federal Home Loan Bank stock dividends	2,613	5,131
Other	86,112	49,349

Total gross deferred tax liabilities	96,065,402	114,844,265

Net deferred tax liabilities	$93,270,870	111,602,661

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2005.

(16)	Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.

F-33	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

During 1996, the Company implemented a short–term incentive plan which covers substantially all employees. The Company also implemented a long–term incentive plan which covers key employees. For the years ended September 30, 2005, 2004, and 2003, the Company expensed $700,997, $1,427,268, and $1,024,324, respectively, related to the incentive plans.

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10–year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 8,300 have been granted and exercised, 279,700 are granted and outstanding with the remaining 419,943 shares available to be granted.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Exercise price/share
Options outstanding – September 30, 2002	152,000	$29.26

Granted in 2003	—	—

Options outstanding – September 30, 2003	152,000	29.26

Options exercised	(1,500)	29.26
Options forfeited	(1,250)	29.26 – 32.99
Granted in 2004	139,250	32.99

Options outstanding – September 30, 2004	288,500	31.06

Options exercised	(6,800)	29.26
Options forfeited	(2,000)	29.26
Granted in 2005	—	—

Options outstanding – September 30, 2005	279,700	—

Options exercisable at end of year – September 30, 2003	35,200	$29.26
Options exercisable at end of year – September 30, 2004	58,300	29.26
Options exercisable at end of year – September 30, 2005	81,700	29.26

F-34	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

The following table summarizes information about the options outstanding at September 30, 2005:

Number outstanding at September 30, 2005	Weighted average remaining contractual life in years	Exercise price per share	Weighted average exercise price per share
141,700	7	$29.26	29.26
138,000	9	32.99	32.99

279,700

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values for the years ended September 30, 2004 as follows:

2004
Risk-free interest rate	4.34%
Dividend yield	6.06%
Expected life at date of grant	7 years
Volatility	22.00%
Weighted average grant–date fair value	$4.00

No options were granted during the years ended September 30, 2003 and September 30, 2005.

During 2002, the Company implemented a benefit restoration plan (the Benefit Plan) which covers the chief executive officer of the Company and any employees of the Company who are designated as eligible to participate in the Benefit Plan by resolution of the board of directors of the Company. The Benefit Plan restores the benefits in tax–qualified plans that are limited by the Internal Revenue Code. Also, in the case of a participant who retires before the repayment in full of a loan to the Employee Stock Ownership Plan (ESOP), the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The participant in the Benefit Plan is entitled to contributions to the Benefit Plan upon termination of service, attainment of age 55, retirement or death. The Company expensed $110,064, $97,664, and $62,949 related to the Benefit Plan during the years ended September 30, 2005, 2004, and 2003, respectively.

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized. As of September 30, 2005, 201,333 shares remain in the trust and are disclosed as treasury stock in the consolidated balance sheets. Of the 201,333 shares

F-35	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

remaining in the trust, 133,044 shares have been granted and are not yet vested and 68,289 shares are available for grants.

	2005	2004	2003
Shares granted	4,050	77,598	—
Fair value per share at grant date	$33.91	32.99	N/A
Aggregate value at grant date	$137,336	2,559,958	N/A
Vesting for current year grants	5 years	4 to 9 years	N/A
Expensed for year	$1,441,511	1,054,738	1,637,177

Recognition and retention grants and stock option grants vest at the earlier of the scheduled vesting or death, disability, or qualified retirement. All grants prior to the implementation of SFAS 123(R) are expensed to the scheduled vesting date. Grants subsequent to the implementation of SFAS 123(R) will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with 10 years of service. One grant recipient is qualified for retirement as of September 30, 2005. Four restricted stock grant recipients and nine stock option grant recipients will be qualified for retirement before all of their grants reach scheduled vesting.

During 2002, the Company implemented the ESOP which covers substantially all of its employees. During the stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $836,042, $439,999, and $675,701 related to the ESOP during the years ended September 30, 2005, 2004, and 2003, respectively. The Company committed to be allocated 16,500 shares, 16,800 shares, and 17,000 shares to participants in the plan during the years ended September 30, 2005, 2004, and 2003, respectively. At September 30, 2005, there were 228,699 unallocated shares with a market value of $7,796,178 in the Plan.

(17)	Commitments and Contingent Liabilities

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operations.

F-36	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Future minimum lease payments for all leases of the Company are as follows:

Year ending September 30:
2006	$88,968
2007	75,024
2008	52,464

$216,456

(18)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

(a)	Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

(b)	Investments and Mortgage–Backed Securities and Collateralized Mortgage Obligations Available for Sale

The fair value of investments and mortgage–backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.

The following table presents the fair value at September 30, 2005 and 2004:

	2005	2004
Freddie Mac common stock	$254,775,750	300,430,200
U.S. government agencies	17,711,641	22,156,750
Mortgage–backed securities and collateralized mortgage obligations	358,461,047	378,356,607
Federal Home Loan Bank stock	14,869,300	14,842,500

	$645,817,738	715,786,057

(c)	Loans Receivable

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

September 30, 2005, 2004, and 2003

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

The following table presents information for loans at September 30, 2005 and 2004:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
1– 4 family residential real estate	$148,465,648	152,324,400	142,249,868	143,363,299
Commercial real estate	150,992,637	148,875,655	119,618,117	120,011,966
Commercial	13,489,864	13,353,886	20,628,156	20,611,295
Real estate construction	32,163,182	32,060,072	21,471,316	21,440,029
Consumer and other	18,787,461	19,379,598	19,579,417	19,603,789
Unamortized loan origination fees, net	(930,936)	(930,936)	(773,461)	(773,461)
Allowance for loan losses	(6,160,314)	(6,160,314)	(6,622,597)	(6,622,597)

	$356,807,542	358,902,361	316,150,816	317,634,320

Loans held for sale	$1,233,679	1,248,495	2,077,510	2,125,463

(d)	Mortgage Servicing Rights

The fair value of mortgage servicing rights approximates its carrying value due to the Company’s evaluation of the underlying loan portfolio and subsequent adjustment for loan prepayments and other market conditions.

F-38	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

(e)	Deposits

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of September 30, 2005 and 2004. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information for deposits at September 30, 2005 and 2004:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Demand, NOW, and money market accounts	$116,621,897	116,621,897	114,369,765	114,369,765
Savings deposits	14,739,398	14,739,398	14,979,726	14,979,726
Time deposits	188,767,887	188,719,854	150,225,218	151,430,153

	$320,129,182	320,081,149	279,574,709	280,779,644

(f)	Borrowings

The fair value of the Company’s borrowings is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The following presents information for borrowings at September 30, 2005 and 2004:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Federal Home Loan Bank advances	$287,000,000	289,326,758	292,050,000	305,639,871
Securities sold under agreements to repurchase	95,336,000	95,336,000	100,739,000	100,739,000

	$382,336,000	384,662,758	392,789,000	406,378,871

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

The Company is a party to financial instruments with off–balance–sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss, in the event of nonperformance by the customer for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded loans.

A summary of the Company’s financial instruments with off–balance–sheet risk at September 30, 2005 and 2004 is as follows:

	2005	2004
Financial instruments whose contract amounts represent credit risk – commitments:
Mortgage loans	$13,233,739	6,080,537
Nonmortgage loans	60,000	—
Open–end consumer loans	9,685,480	9,579,913
Open–end commercial loans	13,580,268	17,143,918
Construction loans	23,768,935	13,363,366

Total commitments	$60,328,422	46,167,734

The Company was also committed to sell loans of approximately $0 and $431,537 at September 30, 2005 and 2004, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case–by–case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but consists primarily of residential real estate.

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2005 and 2004:

	Amount	Range of rates
September 30, 2005	$4,983,541	5.95 – 8.00%
September 30, 2004	1,189,537	5.25 – 7.00%

F-40	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2005 and 2004, adjustable rate mortgage loans with interest rate caps and floors amounted to $56,669,000 and $49,317,000, respectively.

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

Fair value estimates are based on existing on– and off–balance–sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

(19)	Regulatory Matters

The Company is required to maintain noninterest–bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2005 and 2004 to satisfy the regulatory requirement were $513,540 and $3,307,000, respectively.

Under Office of Thrift Supervision (OTS) regulations, the Company is required to measure its interest rate risk and maintain the interest rate risk within limits the Company establishes. Based on its asset/liability structure at September 30, 2005, the Company’s earnings may be negatively impacted if interest rates increase or decrease significantly.

F-41	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

The Company is required to meet certain core, tangible, and risk–based regulatory capital ratios. The regulations require institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3% core capital ratio, and 8% risk–based capital ratio.

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

To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk–based capital ratio of at least 4%, and a total risk–based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less.

As of September 30, 2005, the most recent notification from the OTS categorized CharterBank as well–capitalized under the regulatory framework for prompt corrective action. To be categorized as well–capitalized, CharterBank must maintain minimum total risk–based, Tier 1 risk–based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2005 which would affect CharterBank’s well–capitalized classification. The requirements for FDICIA were recently changed and the Company is not subject to FDICIA reporting requirements.

F-42	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

The table of compliance with minimum capital requirements for CharterBank is presented below at September 30, 2005 and 2004 (in thousands):

	2005
	Tangible capital		Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity		$167,608	167,608	167,608	167,608
General valuation allowances		—	—	—	5,994
Allowable unrealized gains		—	—	—	63,317
Goodwill and other intangible assets		(5,765)	(5,765)	(5,765)	(5,765)
Accumulated other comprehensive income		(83,087)	(83,087)	(83,087)	(83,087)

Regulatory capital		$78,756	78,756	78,756	148,067

Total assets		$939,570	939,570	939,570	939,570

Regulatory total assets		798,485	798,485	—	—

Risk–weighted assets		—	—	535,994	535,994

Capital ratio		9.86%	9.86%	14.69%	27.62%

Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than		1.50%	3.00%	N/A	8.00%
Capital exceeding requirement		$66,779	54,801	N/A	105,187
Adequately capitalized or minimum FDICIA requirement equal to or greater than		N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	$	N/A	46,817	57,316	105,187
Well capitalized, equal to or greater than		N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	$	N/A	38,832	46,596	94,468

F-43	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

	2004
	Tangible capital	Core/ leverage Capital	Tier I risk–based capital	Total risk–based capital
Total equity	$178,138	178,138	178,138	178,138
General valuation allowances	—	—	—	6,372
Allowable unrealized gains	—	—	—	65,936
Goodwill and other intangible assets	(5,954)	(5,954)	(5,954)	(5,954)
Accumulated other comprehensive income	(99,876)	(99,876)	(99,876)	(99,876)

Regulatory capital	$72,308	72,308	72,308	144,616

Total assets	$933,228	933,228	933,228	933,228

Regulatory total assets	764,610	764,610	—	—

Risk–weighted assets	—	—	509,668	509,668

Capital ratio	9.46%	9.46%	14.19%	28.37%

Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than	1.50%	3.00%	N/A	8.00%
Capital exceeding requirement	$60,839	49,370	N/A	103,843
Adequately capitalized or minimum FDICIA requirement equal to or greater than	N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	N/A	$41,724	51,921	103,843
Well capitalized, equal to or greater than	N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	N/A	$34,077	41,728	93,649

(20)	Related Parties

During the years ended September 30, 2005, 2004, and 2003, the Company paid approximately $97,000, $157,000, and $111,000, respectively, in legal fees in the normal course of business to a law firm in which a partner is related to two board members.

The Company currently leases a branch facility and parking lot. The leases are from a partnership in which a Company executive and other related parties are partners. The facility lease expires July 31, 2008. The parking lot lease is presently being paid month–to–month. During each of the years ended September 30,

F-44	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

2005, 2004, and 2003, lease expense relating to these leases was $75,910, $50,297, and $50,297, respectively.

(21)	Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

Condensed Balance Sheets

	September 30
	2005	2004
Assets
Cash	$7,868,301	10,537,683
Interest–bearing deposits in other financial institutions	728,075	708,506
Freddie Mac common stock	110,520,450	107,646,000
Investment in subsidiaries	167,607,360	195,781,600
Other assets	248,441	242,958

	$286,972,627	314,916,747

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses	$2,296,078	2,104,817
Deferred income taxes	41,446,370	40,311,693

Total liabilities	43,742,448	42,416,510

Stockholders’ equity:
Common stock, $0.01 par value, issued 19,830,705 and 19,823,905 shares in 2005 and 2004, respectively; outstanding 19,629,372 and 19,596,874 shares in 2005 and 2004, respectively	198,307	198,239
Additional paid–in capital	38,384,588	37,831,575
Treasury stock, at cost; 201,333 and 227,031 shares in 2005 and 2004, respectively	(6,261,270)	(7,059,824)
Unearned compensation – ESOP	(2,286,940)	(2,454,940)
Retained earnings	63,790,437	63,626,113
Accumulated other comprehensive income	149,405,057	180,359,074

Total stockholders’ equity	243,230,179	272,500,237

	$286,972,627	314,916,747

F-45	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Condensed Statements of Income

	Years ended September 30
	2005	2004	2003
Income:
Interest income	$268,266	288,989	308,107
Dividend income	2,627,625	1,929,930	1,700,000
Dividend received from Bank	—	—	2,500,000
Gain on sale of Freddie Mac common stock	3,508,520	2,113,336	773,368
Write–off of investment	—	(200,000)	—
Other income	524,953	118,929	51,975

Total operating income	6,929,364	4,251,184	5,333,450

Expenses:
Salaries and employee benefits	1,083,074	730,481	643,789
Occupancy	12,000	16,819	16,929
Legal and professional	418,160	224,387	294,190
Marketing	150,494	152,600	166,631
Other	42,267	37,465	71,534

Total operating expenses	1,705,995	1,161,752	1,193,073

Income before income taxes	5,223,369	3,089,432	4,140,377

Income tax expense	1,277,409	655,755	169,882

Income before equity in undistributed net income of subsidiaries	3,945,960	2,433,677	3,970,495

Equity in undistributed net income (distributions in excess of net income) of subsidiaries	7,467,143	5,783,599	(879,201)

Net income	$11,413,103	8,217,276	3,091,294

F-46	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

Condensed Statements of Cash Flows

	Years ended September 30
	2005	2004	2003
Cash flows from operating activities:
Net income	$11,413,103	8,217,276	3,091,294
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Freddie Mac common stock	(3,508,521)	(2,113,336)	(773,368)
Deferred tax expense (benefit)	143,746	(47,582)	(233,834)
Net cash provided by dissolution of Charter Insurance	3,342,069	—	—
(Equity in undistributed net income) distributions in excess of net income of subsidiaries	(7,467,143)	(5,783,599)	879,201
Allocation of ESOP common stock	168,000	170,000	39,599
Decrease (increase) in other assets	56,350	732,487	(616,162)
Increase in other liabilities	629,845	1,051,081	1,813,887

Net cash provided by operating activities	4,777,449	2,226,327	4,200,617

Cash flows from investing activities:
Proceeds from the sale of Freddie Mac common stock	3,622,549	2,186,107	804,555
Proceeds of common stock investment in subsidiary	—	—	—

Net cash provided by investing activities	3,622,549	2,186,107	804,555

Cash flows from financing activities:
Stock options exercised	198,968	43,890	—
Purchase of common stock for treasury	—	—	(8,716,146)
Dividends paid	(11,248,779)	(3,781,656)	(2,125,525)

Net cash used in financing activities	(11,049,811)	(3,737,766)	(10,841,671)

Net (decrease) increase in cash	(2,649,813)	674,668	(5,836,499)

Cash and cash equivalents, beginning of period	11,246,189	10,571,521	16,408,020

Cash and cash equivalents, end of period	$8,596,376	11,246,189	10,571,521

Supplemental disclosures of cash flow information:
Income taxes paid	$1,090,777	714,681	322,150
Grant of common stock under stock benefit plans	709,265	709,265	840,365

F-47	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

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

(22)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains (losses) on investment and mortgage securities available for sale in stockholders’ equity. The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended September 30, 2005, 2004, and 2003.

	Pretax amount	Tax effect	After tax amount
2005:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(44,290,342)	17,096,072	(27,194,270)
Less reclassification adjustment for net gains realized in net income	6,123,366	(2,363,619)	3,759,747

Other comprehensive loss	$(50,413,708)	19,459,691	(30,954,017)

2004:
Net unrealized holding gains on investment and mortgage securities available for sale arising during the year	$61,542,189	(23,755,285)	37,786,904
Less reclassification adjustment for net gains realized in net income	2,228,597	(860,239)	1,368,358

Other comprehensive income	$59,313,592	(22,895,046)	36,418,546

F-48	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005, 2004, and 2003

	Pretax amount	Tax effect	After tax amount
2003:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(18,696,407)	7,216,813	(11,479,594)
Less reclassification adjustment for net gains realized in net income	880,406	(339,837)	540,569

Other comprehensive loss	$(19,576,813)	7,556,650	(12,020,163)

(23)	Condensed Balance Sheets of First Charter, MHC

The following represents the condensed balance sheets of First Charter, MHC:

	September 30
	2005	2004
Assets:
Cash and cash equivalents	$736,387	196,957
Freddie Mac common stock	22,471,080	26,096,000
Investment in Charter Financial Corporation	194,584,143	218,000,189
Other assets	46,707	3,128

Total assets	$217,838,317	244,296,274

Liabilities:
Deferred income taxes	$8,454,989	9,853,197
Other liabilities	160,142	46,389

Total liabilities	8,615,131	9,899,586

Equity:
Contributed capital	12,816,089	11,600,381
Retained earnings	63,433,925	62,835,829
Accumulated other comprehensive income	132,973,172	159,960,478

Total equity	209,223,186	234,396,688

Total liabilities and equity	$217,838,317	244,296,274

F-49	(Continued)