Form 10-Q
period 2005-12-31
CHARTER FINANCIAL CORP/GA
filed 2006-02-09
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

(706) 645-1391

(Registrant’s telephone number including area code )

NA

(Former name, former address and former fiscal year, if changed from last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of January 28, 2006, the registrant had 19,830,705 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 15,857,924 shares were held by First Charter, MHC, the registrant’s mutual holding company and 3,972,781 shares were held by the public and directors, officers and employees of the registrant.

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2005 and September 30, 2005

(unaudited)

	December 31, 2005	September 30, 2005
Assets
Cash and amounts due from depository institutions	$14,529,353	12,295,506
Interest-bearing deposits in other financial institutions	5,800,015	8,568,599

Cash and cash equivalents	20,329,368	20,864,105

Loans held for sale, market value of $1,452,674 and $1,248,495 at December 31, 2005 and September 30, 2005, respectively	1,444,757	1,233,679
Freddie Mac common stock available for sale	289,990,625	254,775,750
Mortgage-backed securities and collateralized mortgage obligations available for sale	348,000,385	358,461,047
Other investment securities available for sale	17,227,189	17,711,641
Federal Home Loan Bank stock	14,948,100	14,869,300
Loans receivable	383,732,239	363,898,792
Unamortized loan origination fees, net	(943,370)	(930,936)
Allowance for loan losses	(6,141,615)	(6,160,314)

Loans receivable, net	376,647,254	356,807,542

Real estate owned	1,047,908	1,120,418
Accrued interest and dividends receivable	3,632,617	3,222,854
Premises and equipment, net	14,399,771	13,969,137
Intangible assets, net of amortization	5,720,790	5,765,492
Other assets	1,423,338	1,769,518

Total assets	$1,094,812,102	1,050,570,483

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$354,977,439	320,129,182
Borrowings	351,036,000	382,336,000
Advance payments by borrowers for taxes and insurance	605,127	1,314,541
Deferred income taxes	106,359,912	93,270,870
Other liabilities	14,873,935	10,289,711

Total liabilities	827,852,413	807,340,304

Stockholders’ Equity:
Common stock, $0.01 par value; 19,830,705 shares issued at December 31, 2005 and September 30, 2005, respectively; 19,629,372 shares outstanding at December 31, 2005 and September 30, 2005, respectively	198,307	198,307
Additional paid-in capital	38,439,864	38,384,588
Treasury stock, at cost; 201,333 shares at December 31, 2005 and September 30, 2005	(6,261,270)	(6,261,270)
Unearned compensation - ESOP	(2,286,940)	(2,286,940)
Retained earnings	66,644,278	63,790,437
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	170,225,450	149,405,057

Total stockholders’ equity	266,959,689	243,230,179

Total liabilities and stockholders’ equity	$1,094,812,102	1,050,570,483

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Months Ended December 31, 2005 and 2004

(unaudited)

	Three Month Ended December 31, 2005	Three Month Ended December 31, 2004
Interest and dividend income:
Loans receivable	$6,144,683	4,939,800
Mortgage-backed securities and collateralized mortgage obligations	4,092,430	4,080,860
Equity securities	2,287,362	1,521,896
Debt securities	172,757	117,171
Interest-bearing deposits in other financial institutions	89,866	19,635

Total interest and dividend income	12,787,098	10,679,362

Interest expense:
Deposits	2,284,054	1,300,029
Borrowings	4,023,290	3,739,715

Total interest expense	6,307,344	5,039,744

Net interest income	6,479,754	5,639,618
Provision for loan losses	—	—

Net interest income after provision for loan losses	6,479,754	5,639,618

Noninterest income:
Gain on sale of loans and servicing released loan fees	162,729	233,001
Service charges on deposit accounts	833,473	670,472
Gain on sale of Freddie Mac common stock	4,768,735	2,576,777
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	22,340
Loan servicing fees	62,352	61,599
Gain (Loss) on operations of covered call program	13,254	(365,829)
Brokerage commissions	115,611	90,994
Other	4,364	2,749

Total noninterest income	5,960,518	3,292,103

Noninterest expenses:
Salaries and employee benefits	2,857,094	2,789,994
Occupancy	877,632	692,102
Legal and professional	360,538	236,894
Marketing	180,361	171,042
Furniture and equipment	144,520	195,128
Postage, office supplies, and printing	134,841	117,692
Federal insurance premiums and other regulatory fees	58,334	56,100
Net cost of operations of real estate owned	45,049	(2,995)
Deposit premium amortization expense	44,703	50,593
Other	336,548	294,417

Total noninterest expenses	5,039,620	4,600,967

Income before income taxes	7,400,652	4,330,754

Income tax expense	2,066,883	1,406,638

Net income	$5,333,769	2,924,116

Basic and diluted net income per share	$0.27	0.15

Weighted average number of common shares outstanding	19,400,678	19,506,259

Weighted average number of common and common equivalent shares outstanding	19,470,397	19,578,844

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2005 and December 31, 2004

(unaudited)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Cash flows from operating activities:
Net income	$5,333,769	2,924,116
Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses	—	—
Depreciation and amortization	237,956	233,290
Allocation of ESOP common stock	—	88,039
(Accretion) amortization of premiums and discounts, net	(10,834)	105,432
Gain on sale of loans	(162,729)	(233,001)
Proceeds from sale of loans	6,087,167	8,417,361
Originations and purchases of loans held for sale	(6,135,516)	(7,442,484)
Gain on sale of Freddie Mac common stock	(4,768,735)	(2,576,777)
Gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	(22,340)
Writedown of real estate owned	61,818	—
Gain on sale of real estate owned	(4,209)	(8,701)
Stock option expense	55,276	—
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(409,764)	(118,029)
Decrease (increase) in other assets	335,649	(319,096)
Increase (decrease) in other liabilities	4,584,226	(762,420)
Net cash provided by operating activities	5,204,074	285,390
Cash flows from investing activities:
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	—	4,717,289
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	27,292,085	40,346,869
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(18,211,184)	(72,008,189)
Proceeds from sale of other investment securities available for sale	—	8,300,000
Proceeds from sale of Freddie Mac common stock	4,910,794	2,614,425
Proceeds from maturities of other securities available for sale	427,548	—
Purchase of FHLB stock	(371,300)	(3,698,600)
Proceeds from redemption of FHLB stock	292,500	2,688,500
Net increase in loans receivable, exclusive of loan sales	(20,217,738)	(1,509,892)
Proceeds from sale of real estate owned	392,927	265,406
Purchases of premises and equipment, net of dispositions	(613,357)	(867,839)
Net cash (used in) provided by investing activities	(6,097,725)	(19,152,031)
Cash flows from financing activities:
Stock options exercised	—	55,594
Dividends paid	(2,479,928)	—
Net increase (decrease) in deposits	34,848,256	(9,333,731)
Proceeds from Federal Home Loan Bank advances	12,250,000	121,650,000
Principal payments on advances from Federal Home Loan Bank	(10,500,000)	(101,800,000)
Proceeds from other borrowings	312,006,000	414,681,000
Principal payments on other borrowings	(345,056,000)	(404,722,000)
Net decrease in advance payments by borrowers for taxes and insurance	(709,414)	(648,592)
Net cash provided by (used in) financing activities	358,914	19,882,271
Net (decrease) increase in cash and cash equivalents	(534,737)	1,015,630
Cash and cash equivalents at beginning of period	20,864,105	12,371,229
Cash and cash equivalents at end of period	$20,329,368	13,386,859
Supplemental disclosures of cash flow information:
Interest paid	$5,930,387	5,269,914
Income taxes paid	$291,330	433,113
Supplemental disclosure of noncash financing activities:
Real estate acquired through foreclosure of the loans receivable	$378,026	410,718

See accompanying notes to the unaudited consolidated financial statements.

Charter Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

Charter Financial Corporation (“Charter Financial” or the “Company”), a federally chartered corporation, was organized on October 16, 2001 by CharterBank (“the Bank” ) in connection with the reorganization of the Bank from a federal mutual savings and loan association into a two-tiered mutual holding company structure, as described more fully in Note 2.

The accompanying unaudited consolidated financial statements include the accounts of Charter Financial and its wholly-owned subsidiaries, CharterBank and Charter Insurance Company (which was liquidated into Charter Financial as of December 31, 2004), as of December 31, 2005 and September 30, 2005, and for the three-month periods ended December 31, 2005 and 2004. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three months ended December 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three months ended December 31, 2005 and 2004:

Earnings per Share 12/31/2005

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Basic:
Net Income	5,333,769	2,924,116

Weighted average common shares outstanding	19,400,678	19,506,259
Basic earnings per share	$.27	$.15

Diluted:
Net Income	5,333,769	2,924,116

Weighted average number of common and common equivalent shares outstanding	19,470,397	19,578,844
Diluted earnings per share	$.27	$.15

(4) Comprehensive Income

The primary component of other comprehensive income for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,
	2005	2004
Total comprehensive income	$26,154,162	$25,577,901
Change in net unrealized holding gains on securities, net of income taxes	20,820,393	22,653,785

Net income	$5,333,769	$2,924,116

(5) Stock-Based Compensation

Charter Financial’s 2001 Stock Option Plan (the “Plan”), as amended, allows for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At December 31, 2005, Charter Financial had granted 291,250 options under the Plan, of which 8,300 have been exercised and 4,150 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over periods up to five years and have a ten year maturity. Charter Financial generally grants incentive stock options when the grant qualifies for special federal income tax treatment and grants nonqualifed options when the grant does not qualify. Effective October 1, 2005, Charter Financial implemented SFAS No. 123R using the modified prospective transition method. For the three months ended December 31, 2005 stock option expense of $55,276 was recorded in the income statement in income from continuing operations and income before taxes. The net income impact was approximately $47,000 and there was no net impact on cash flow from operations and cash flow from financing activities. Basic and diluted earnings per share remained were $0.27 with or without this stock option expense.

There were no grants of stock options, exercises or expirations and there were 850 unvested options forfeited during the three month period ended December 31, 2005. There were 279,700 options outstanding at September 30, 2005 and 278,850 outstanding at December 31, 2005.

The fair value of each option grant is estimated on the date of grant using a Black Scholes assessment. There were no grants in the quarter ended December 31, 2005 or the years ended September 30, 2005 and 2003. The weighted average assumptions used and the estimated fair values for the year ended September 30, 2004 as follows:

Risk-free interest rate	4.34%
Dividend yield	6.06%
Expected life at date of grant	7 years
Volatility	22.00%
Weighted average grant-date fair value	$4.00

At December 31, 2005, the Company has compensation cost not yet recognized of $359,272 for stock options and $2,288,339 for restricted stock grants which will be recognized over a weighted average period of sixteen months for the stock options and twenty-six months for the restricted stock.

Prior to the implementation of SFAS No. 123R Charter Financial accounted for the Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option based employee compensation cost was reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Charter Financial had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended December 31, 2004.

Three Months Ended December 31, 2004
Net income, as reported	$2,924,116
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(59,787)

Pro forma net income	$2,864,329

Earnings per share:
Basic – as reported	$0.15
Basic – pro forma	$0.15

Diluted – as reported	$0.15
Diluted – pro forma	$0.15

The adoption of FAS 123R did not change the expense relating to Charter Financial’s Recognition and Retention restricted stock program.

Recognition and retention grants and stock option grants vest at the earlier of the scheduled vesting or death, disability, or qualified retirement. All grants prior to the implementation of SFAS 123(R) are expensed to the scheduled vesting date. Grants subsequent to the implementation of SFAS 123(R) will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with 10 years of service. One grant recipient is qualified for retirement as of December 31, 2005. Four restricted stock grant recipients and nine stock option grant recipients will be qualified for retirement before all of their grants reach scheduled vesting.

(6) Intangible Assets, Net

Intangible assets, net include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. as follows:

	December 31, 2005	September 30, 2005
Goodwill	$4,325,282	$4,325,282
Deposit Premium, net of amortization of $580,434 and $535,731, respectively	1,395,507	1,440,210

	$5,720,789	$5,765,492

The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $44,703 and $50,593 for the three months ended December 31, 2005 and 2004, respectively.

(7) Derivative Instruments – Covered Call Program

At December 31, 2005, Charter Financial had covered call options on Freddie Mac common stock outstanding on 150,000 shares. Deferred income, which is recorded in the liability section of the consolidated statement of financial condition, is cash that we received when writing the call. If the call expires unexercised, deferred income is realized upon maturity of the call. If the call is exercised, deferred income is included as gain or loss on the sale of Freddie Mac common stock. Charter Financial has also recorded the unrealized loss and gain in the income statement, as the derivative instruments do not qualify as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The mark to market loss or gain is recorded in noninterest income of our consolidated statement of income. During the three months ended December 31, 2005, holders of the covered call options exercised options to purchase 75,000 shares of Freddie Mac common stock. The income statement impact of the covered call premium and mark to market is as follows:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Gain (Loss) on Fair Value in Income Statement	$13,254	$(334,058)
Realized Income(Loss)	—	(31,771)

Income (Loss) on Covered Calls	$13,254	$(365,829)

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the financial condition of Charter Financial Corporation (“Charter Financial”, the “Company”, “us”, or “we”) and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) creating a larger, more profitable and more valuable retail banking franchise; (2) managing the substantial appreciation in our Freddie Mac common stock investment; and (3) efficiently utilizing our capital. Management believes the following points were the most important to that analysis this quarter.

•	A regular quarterly dividend of 35 cents per share was paid to our minority shareholders during the quarter ended December 31, 2005.

•	Solid earnings enhance our ability to support a regular quarterly dividend.

•	Our net interest income has improved due to loan growth and higher dividends on Freddie Mac stock.

•	Consistent with our emphasis on attracting and retaining core deposits, deposit fees maintained strong levels.

•	Gains from sales of one-to-four family mortgage loans peaked in fiscal 2003 with low interest rates. As mortgage rates have increased, gains on sale have declined due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans for our portfolio.

•	Our exposure to interest rate risk was stable.

•	Non-performing loans were slightly lower than in the previous quarter. Management believes that the allowance for loan losses is adequate. No provision is indicated, as losses and risk in the loan portfolio are essentially the same.

•	The writing of covered call options on Freddie Mac common stock resulted in income of $13,254 for the quarter. There were call options on 75,000 shares exercised during the quarter resulting in a pretax gain of $4.8 million on sale of stock.

•	Our book value per share was $13.51 at December 31, 2005, of which $8.83 is provided by the after tax equity in our Freddie Mac stock investment.

•	Freddie Mac common stock appreciated from $56.46 per share at September 30, 2005 to $65.35 at December 31, 2005. This was the reason for our other comprehensive gain of $20.8 million net of tax. Our book value per share increased by $1.20 per share.

Management Strategy

We have a growth-oriented strategy focused on (1) expanding our retail banking operations and thus the franchise value of our retail bank, (2) managing our Freddie Mac common stock while reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

Expanding Retail Banking Operations. Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing a superior customer experience through excellent service and quality products at competitive prices. We have sought to implement this strategy by concentrating on our core product offerings, including residential and commercial mortgage loans and a variety of checking and saving products, while at the same time broadening our product lines and services, expanding delivery systems for our customers, and filling and expanding in our branch network.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years, our total annual return on Freddie Mac common stock has averaged approximately 17%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. We sell covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our stockholders.

Managing our Capital. The third major component of our strategy is capital management. During the current quarter, we declared a $0.35 per share regular quarterly dividend and an additional special dividend of $0.35 per share. We increased our capital leverage in fiscal 2003 with the additional retail assets and deposits acquired in the acquisition of EBA Bancshares, Inc. and its wholly owned banking subsidiary, Eagle Bank of Alabama. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. During the quarter, we modified our wholesale leverage by funding loans with wholesale funding and adding loans. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us.

Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision (the “OTS”) to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases.

General

Charter Financial Corporation is a federally-chartered corporation organized in 2001, and is registered as a savings and loan holding company with the OTS. Charter Financial serves as the holding company for CharterBank. First Charter, MHC (the “MHC”), a federal mutual holding company, owns approximately 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHFN”. Unless the context otherwise requires, all references herein to the Company, CharterBank or Charter Financial include Charter Financial and CharterBank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,882,500 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. Our Consolidated Statement of Financial Condition at December 31, 2005 reflects $290.0 million of Freddie Mac common stock, representing consolidated ownership of 4,437,500 shares of Freddie Mac common stock, of which $284.1 million is unrealized gain. Noninterest-bearing liabilities include $109.7 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $174.4 million representing the net unrealized gain on the Freddie Mac common stock.

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

Capital and Capital Management

CharterBank has traditionally been a well-capitalized savings association. The following table sets forth the tier one capital levels, risk-based capital levels, and ratios for the past several quarters.

	Tier 1 Capital	Risk-Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk-Based Capital	Total Risk -Based Capital Ratio
For the Quarters Ended	(Dollars in Millions)
December 31, 2005	$71.4	12.73%	8.84%	$142.9	25.46%
September 30, 2005	78.8	14.69	9.86	148.1	27.62
June 30, 2005	77.3	14.24	9.86	154.5	28.48
March 31, 2005	75.7	14.28	9.64	151.4	28.56
December 31, 2004	73.8	13.93	9.38	147.5	27.87
September 30, 2004	72.3	14.19	9.46	144.6	28.37
June 30, 2004	70.8	13.73	9.08	141.5	27.46
March 31, 2004	69.2	14.16	9.38	135.6	27.71

At December 31, 2005 and September 30, 2005, we exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios significantly exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $31.0 million to $86.8 million at December 31, 2005. We made a capital distribution from CharterBank to Charter Financial of $9.0 million during the quarter, which resulted in the $7.4 million reduction in Tier 1 capital at the bank level shown in the table above.

As shown in the table below, we have a history of increasing dividends.

Date Paid	Amount
June 2002	$0.10
September 2002	$0.10
December 2002	$0.10
March 2003	$0.10
June 2003	$0.20
September 2003	$0.20
January 2004	$0.20
March 2004	$0.20
June 2004	$0.25
September 2004	$0.25
January 2005	$0.25
February 2005	$2.00
March 2005	$0.25
June 2005	$0.35
September 2005	$0.35
January 2006	$0.35
February 2006	$0.35

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

Total Voting Shares outstanding at December 31, 2005	19,830,705
Less: Unallocated shares in ESOP	(228,694)
Treasury Stock-MRP	(201,333)
Shares held by MHC	(15,857,924)

Total Shares receiving dividends at December 31, 2005	3,542,754

As indicated in the table above, we accrued dividends on the 3,542,754 shares held by our minority stockholders. The regular quarterly dividend of $0.35 per share declared in November and special dividend of $0.35 per share declared in December totaled $2,479,928 or approximately 46% of our net income of $5,333,769 for the quarter.

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

Charter Financial’s primary sources of cash are distributions from CharterBank, dividends on the Freddie Mac stock it owns, covered call premiums and proceeds from sales of Freddie Mac common stock. CharterBank is generally permitted by the OTS to distribute its current year’s and prior two years’ undistributed earnings if CharterBank is well capitalized after the distribution. Distributions in excess of this level require additional approval from the OTS.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized capital is comprised of accumulated other comprehensive income.

Accumulated other comprehensive income (“unrealized equity”) is comprised of net unrealized holding gains on securities available for sale. Unrealized equity at December 31, 2005 was $170.2 million, a $20.8 million increase from September 30, 2005 of $149.4 million as the price per share of our investment in Freddie Mac common stock increased from $56.46 to $65.35. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past ten quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Total Capital	Realized Equity	Unrealized Equity	Percentage of Unrealized Capital to Total Capital	Freddie Mac Common Stock Price
	(Dollars in Thousands)
December 31, 2005	$266,960	$96,735	$170,225	63.76%	$65.35
September 30, 2005	243,230	93,825	149,405	61.43	56.46
June 30, 2005	268,768	91,530	177,238	65.94	65.23
March 31, 2005	258,546	89,552	168,994	65.36	63.20
December 31, 2004	290,226	87,213	203,013	69.95	73.70
September 30, 2004	272,500	92,141	180,359	66.19	65.24
June 30, 2004	261,012	89,881	171,131	65.56	63.30
March 31, 2004	252,938	88,856	164,082	64.87	59.06

As indicated in the following tables, other comprehensive income was $20.8 million for the three months ended December 31, 2005, compared to other comprehensive income of $22.7 million for the three months ended December 31, 2004. For the period ended December 31, 2005, the income was the result of the increase in the price of Freddie Mac stock which was partly offset by the unrealized loss on mortgage securities due to higher interest rates. The price of Freddie Mac common stock increased by $8.89 and $8.46 per share for the quarters ended December 31, 2005 and December 31, 2004, respectively.

	For the Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31. 2005	December 31. 2004
Freddie Mac:
Number of shares	4,437,500	4,512,500	4,537,500	4,567,500	4,567,500
Market Price	$65.35	56.46	65.23	63.20	73.70
Market Value	$289,990,625	254,775,750	295,981,125	288,666,000	336,624,750
Unrealized Gain Net of Tax	$174,420,076	152,710,919	177,979,304	173,449,519	202,896,191

Other Comprehensive Income (Loss)
Related to Mortgage Securities and other Investments	$(888,764)	(2,564,834)	3,714,778	(4,572,473)	407,216
Freddie Mac Common Stock	$21,709,158	(25,268,385)	4,529,785	(29,446,672)	22,246,569

Total Other Comprehensive Income(Loss)	$20,820,394	(27,833,219)	8,244,563	(34,019,145)	22,653,785

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

During the three months ended December 31, 2004, we sold 37,500 shares of Freddie Mac common stock through exercises of call options for a pre-tax gain of $2.6 million. During the three months ending December 31, 2005, we sold 75,000 shares of Freddie Mac common stock through exercises of call options which resulted in a pre-tax gain on sale of stock of $4.8 million which was 64.4% of income before income taxes.

Critical Accounting Policies

In reviewing and understanding financial information for Charter Financial, you are encouraged to read and understand the significant accounting policies, which are used in preparing Charter Financial’s consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements which were presented in Charter Financial’s 2005 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is one of the most critical. Please see “Asset Quality” for a further discussion of Charter Financial’s methodology in determining the allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is not probable. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.

Management believes that the allowance for loan losses is adequate. The loan portfolio is broadly composed of residential real estate loans of 38.6%, construction loans of 8.8%, commercial purpose loans of 4.2%, nonresidential real estate loans of 43.4% and consumer loans of 5.0%. A total of 90.8% of CharterBank’s loan portfolio is secured by real estate.

In recent years, CharterBank has made an effort to build its business lines, and loans secured by commercial real estate properties now make up 43.4% of the loan portfolio. CharterBank’s largest funded loan is a $6.5 million loan on a hotel. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $25.8 million to various hotel and motel operations. In a significant number of the loans secured by commercial properties, the owner occupies the properties and the ongoing operations of the business provide the cash to service the debt. Construction and development loans, which comprise 8.8% of the real estate loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions.

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

Income taxes are a material expense for Charter Financial. Charter Financial receives a dividends received deduction on dividend income from our investment in Freddie Mac common stock. This is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. The difference can be significant and is carefully monitored. Since Charter Financial does not file a consolidated tax return, this determination is made at the individual company level. The actual deduction will be determined at September 30, 2006 based on the level of dividends and the level of taxable income.

Charter Financial has a moderate level of tax reserves. These reserves are subject to significant judgment. Management believes these tax reserves are adequate.

Comparison of Financial Condition at December 31, 2005 and September 30, 2005

At December 31, 2005 our total assets were $1.1 billion, up $44.2 million from September 30, 2005.

The following table shows the actual balance of loans outstanding at December 31, 2005 as well as the average balances of loans outstanding for the past five quarters beginning with December 31, 2004. The risk and return characteristics of loans vary significantly by the type of loan.

	1-4 Family Residential	Construction	Commercial Real Estate	Consumer	Commercial Non- Real Estate	Total Loans	Percent Change per Quarter
For the Quarters Ended	(Dollars in Thousands)
Actual Balance:
December 31, 2005	$148,256	$33,734	$166,637	$19,014	$16,091	$383,732	NA

Average Balance:
December 31, 2005	148,408	32,362	156,331	18,932	16,041	372,074	5.3%
September 30, 2005	143,375	32,541	136,632	18,839	21,985	353,372	3.6
June 30, 2005	140,349	31,012	122,664	18,908	28,225	341,158	3.5
March 31, 2005	138,158	26,373	118,162	18,973	28,109	329,775	1.7
December 31, 2004	140,779	20,780	119,403	19,504	23,684	324,150	0.8

The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends primarily on interest rates, growth in the economy and competitiveness in the market to obtain new loans. Also, future changes to the mix in our loan portfolio will be impacted by the qualified thrift lender requirements of the OTS which require that CharterBank maintain 65% of its portfolio assets in qualifying residential housing related assets. As of December 31, 2005, CharterBank had approximately 70% of its assets in qualifying assets which was down from approximately 76% at June 30, 2005.

Mortgage-backed securities and collateralized mortgage obligations decreased slightly from $358.5 million at September 30, 2005 to $348.0 million at December 31, 2005. The market value of our Freddie Mac common stock increased $35.2 million, or 13.8%, from $254.8 million to $290.0 million. This increase resulted from an increase in the price per share of Freddie Mac common stock from $56.46 at September 30, 2005 to $65.35 at December 31, 2005.

Total deposits increased from $320.1 million at September 30, 2005 to $355.0 million at December 31, 2005. CharterBank has focused on attracting and retaining core deposits in order to fund loans and reduce dependence on higher cost deposits. Accordingly, as shown in the following table, over the last two years, core deposits (checking, money market and savings accounts) have increased from $100.0 million to $128.9 million. Fees on core deposit accounts increased from $670,000 in the December 2004 quarter to $833,000 in the December 2005 quarter.

	Deposit Fees	Transaction Accounts	Savings	Money Market Accounts	Total Core Deposits	Certificates of Deposit
	(Dollars in Thousands)
December 31, 2005	$833	$66,195	$13,550	$49,115	$128,860	$226,118
September 30, 2005	745	68,110	14,739	48,512	131,361	188,768
June 30, 2005	679	67,224	14,926	44,497	126,647	165,125
March 31, 2005	632	65,245	15,698	45,623	126,566	160,666
December 31, 2004	670	61,164	14,674	46,662	122,500	147,741
September 30, 2004	689	64,304	14,980	50,066	129,350	150,225
June 30, 2004	625	61,783	14,430	54,038	130,251	162,753
March 31, 2004	673	61,672	14,816	53,514	130,002	160,999
December 31, 2003	563	56,061	14,610	28,884	99,555	171,765

Most of the $37.4 million increase in certificates of deposits during the quarter ending December 31, 2005 was in credit union certificates and brokered deposits. Management will continue to use brokered deposits, credit union certificates of deposit, FHLB advances and repurchase agreements to fund the securities and loan portfolios. The maturity dates of new advances will be determined at the time the advance is taken and will be based on interest rates, Charter Financial’s interest rate risk profile and other factors. Repurchase agreements are generally less than 45 days to maturity and carry rates at or slightly above one month LIBOR. Borrowings decreased $31.3 million or 8.2% from $382.3 million at September 30, 2005 to $351.0 million at December 31, 2005 as mortgage securities also decreased $10.5 million.

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

Total capital increased to $266.9 million at December 31, 2005 from $243.2 million at September 30, 2005. Unrealized equity increased to $170.2 at December 31, 2005 from $149.4 million at September 30, 2005 primarily as a result of the increase in the per share price of Freddie Mac stock from $56.46 at September 30, 2005 to $65.35 at December 31, 2005. Realized capital increased to $96.7 million at December 31, 2005 from $93.8 million at September 30, 2005.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

General

Net income was $5.3 million for the three months ended December 31, 2005, which was $2.4 million higher than the net income of $2.9 million for the three months ended December 31, 2004. The most significant factor in the net income increase was significantly higher noninterest income which included a $4.8 million gain on the sale of Freddie Mac common stock related to our covered call program. The December 2004 quarter included a $2.6 million gain on the sale of Freddie Mac common stock related to our covered call program.

Net Interest Income

As shown in the following table, net interest income increased $840,000 from $5.7 million for the three months ended December 31, 2004 to $6.5 million for the three months ended December 31, 2005. An increase in dividends received on Freddie Mac common stock from $0.35 to $0.47 per share per quarter added $542,000 to net interest income for the most recent quarter. For the same periods, our net interest spread increased from 0.97% to 1.21% and our net interest margin increased from 2.12% to 2.50%.

	Three Months Ended
	December 2005	September 2005	June 2005	March 2005	December 2004	September 2004	June 2004	March 2004	December 2003
	(Dollars in Thousands)
Net Interest Income	$6,480	$5,699	$5,811	$5,757	$5,640	$5,690	$5,460	$5,419	$5,176
Net Interest Income excluding Freddie Mac dividends	$4,359	$4,120	$4,212	$4,158	$4,262	$4,308	$4,074	$4,033	$3,972
Attributable to Freddie Mac dividends	$2,121	$1,579	$1,599	$1,599	$1,378	$1,382	$1,386	$1,386	$1,204

Net Interest Spread	1.21%	0.91%	1.01%	0.98%	0.97%	1.15%	1.25%	1.23%	1.19%
Net Interest Spread excluding Freddie Mac dividends	1.85%	1.77%	1.84%	1.81%	1.87%	1.97%	1.90%	1.90%	1.83%
Attributable to Freddie Mac dividends	(0.64)%	(0.86)%	(0.83)%	(0.83)%	(0.90)%	(0.82)%	(0.65)%	(0.67)%	(0.64)%

Net Interest Margin	2.50%	2.21%	2.22%	2.16%	2.12%	2.17%	2.16%	2.13%	2.07%
Net Interest Margin excluding Freddie Mac dividends	2.28%	2.20%	2.23%	2.19%	2.26%	2.30%	2.21%	2.20%	2.13%
Attributable to Freddie Mac dividends	0.22%	0.01%	(0.01)%	(0.03)%	(0.14)%	(0.13)%	(0.05)%	(0.07)%	(0.06)%

Yield on Assets	4.94%	4.46%	4.37%	4.16%	4.02%	3.91%	3.83%	3.72%	3.79%
Cost of Liabilities	3.73%	3.55%	3.36%	3.18%	3.05%	2.76%	2.58%	2.49%	2.60%

Our net interest spread and, to a lesser extent, our net interest margins are impacted by the yield on Freddie Mac common stock. Net interest rate spread is the difference between yield on assets and cost of liabilities. As of the quarter ended December 31, 2005, the Freddie Mac common stock was 26.20% of our earning assets with a yield of 3.13%. Our yield on assets with Freddie Mac dividends was 4.94%; without Freddie Mac dividends it was 5.58%. As of December 31, 2005, our mortgage securities were 33.87% of our earning assets and 45.89% of earning assets, excluding Freddie Mac common stock. Our yield on mortgage securities was 4.66% and our cost of borrowings was 4.32% for a spread of 34 basis points on the wholesale component of our balance sheet. Our net interest spread and margin would be significantly higher if this portion of our balance sheet were smaller. Net interest margin is net interest income as a percentage of interest earning assets. As indicated in the table above, the yield on Freddie Mac common stock has increased and helped the net interest spread. Net interest income, net interest spread and net interest margin without Freddie Mac stock provide additional information about our performance.

Our net interest spread and net interest margin are impacted by changes in interest rates and the corresponding changes in mortgage loan prepayments. As interest rates go down and mortgage prepayments increase, we receive cash for an increased portion of our loan assets and securities that are supported by loans. With the lower interest rates, the yield from reinvesting this increased level of cash is lower and thus our net interest spread and margin are reduced. As interest rates increase, loan prepayments slow and we have reduced levels of cash to reinvest at higher interest rates which also reduces our net interest spread and net interest margin.

The table below shows the costs of liabilities and yield on assets and the components of both.

	Three Months Ended
	December 2005	September 2005	June 2005	March 2005	December 2004	September 2004	June 2004	March 2004	December 2003
	(Dollars in Thousands)
Cost of Liabilities	3.73%	3.55%	3.36%	3.18%	3.05%	2.76%	2.58%	2.49%	2.60%
Cost of Deposits	3.01	2.68	2.38	2.25	2.05	1.80	1.72	1.81	1.95
Cost of CD’s	3.59	3.26	2.97	2.80	2.67	2.34	2.26	2.38	2.48
Cost of NOW Accts	0.76	0.81	0.78	0.72	0.57	0.54	0.49	0.45	0.53
Cost of Savings	0.25	0.25	0.23	0.23	0.24	0.25	0.25	0.24	0.29
Cost of MMDA	3.21	2.97	2.52	2.43	1.93	1.57	1.43	1.34	1.23
Cost of Borrowings	4.32	4.18	3.98	3.74	3.67	3.41	3.19	2.94	3.01

Yield on Assets	4.94	4.46	4.37	4.16	4.02	3.91	3.83	3.72	3.79
Yield on Freddie Mac	3.13	2.22	2.21	2.09	1.79	1.85	2.05	1.97	1.91
Yield on Assets excluding Freddie Mac	5.58	5.32	5.20	4.99	4.92	4.73	4.48	4.39	4.43
Yield on Loans	6.61	6.32	6.20	5.99	6.10	5.80	5.75	5.79	5.87
Yield on Mortgage Securities	4.66	4.52	4.42	4.29	4.12	4.01	3.62	3.40	3.47

Costs of borrowings reached their low point in the March 2004 quarter at 2.94% and subsequently increased to 4.32%. The increase is a result of a general increase in short term interest rates and to a lesser extent Charter Financial’s shift to a higher proportion of fixed rate borrowings. While some of the borrowings have monthly rate resets, we have $287.0 million of fixed rate borrowings with a weighted average remaining maturity of approximately four years and an average rate of 4.31%.

The yield on mortgage securities has increased from 4.12% for December quarter of 2004 to 4.66% for the December quarter of 2005 for an increase of 54 basis points. The yield in the December 2003 and March 2004 quarters was reduced significantly by high net premium amortization as mortgage security portfolios were paid off rapidly due to low mortgage rates and record rates of refinancing. Additionally, yields on securities declined during early fiscal 2003 as a result of management’s decision to reinvest the heavy cash inflows from rapidly prepaying fixed rate mortgage securities into adjustable rate mortgage securities. In August of 2003, management increased its investment in fixed rate mortgage securities and by December 31, 2005, fixed rate mortgage securities comprised 64.88% of the total mortgage securities portfolio, compared to 61.95% at December 31, 2004.

As shown in the preceding table, the yield on loans has increased 51 basis points over the past four quarters from 6.10% for the December 2004 quarter to 6.61% for the December 2005 quarter. Average loans outstanding increased to $372.1 million during the December 2005 quarter from $324.2 million for the December 2004 quarter.

Also shown in the preceding table, the costs of deposits increased 96 basis points from 2.05% for the December 2004 quarter to 3.01% for the December 2005 quarter. The increase was attributable to certificates of deposit which had an increase of 92 basis points and the money market portion of transaction accounts which had an increase of 128 basis points.

The 54 basis point increase from December 2004 to December 2005 in the yield on mortgage securities approximates the 65 basis point increase in the cost of borrowings. The 96 basis point increase in the cost of deposits exceeded the 51 basis point increase in the yield on loans. The 51 basis point increase in loan yield, from the December 2004 quarter to the December 2005 quarter, was comparable to the 96 basis point increase in the costs of deposits for the same period. For these same two periods, the increase in mortgage securities yields of 54 basis points was lower than the increase of 65 basis points in the cost of borrowings. For these same two periods, the yield on Freddie Mac stock increased 134 basis points.

Interest income increased by $2.1 million to $12.8 million for the three months ended December 31, 2005 from $10.7 million for the three months ended December 31, 2004. The main reasons were an increase of $765,466 in interest on equity securities resulting from higher yields and an increase in interest on loans of $1.2 million resulting from higher average loan balances.

The following tables show the average balances of the key components of earning assets and interest bearing liabilities for the past five quarters.

	Average Assets
	Interest Earning Assets	Freddie Mac	Loans	Mortgage Securities
For Quarters Ended	(Dollars in Thousands)
December 31, 2005	$1,036,088	$271,443	$372,074	$350,917
September 30, 2005	1,032,968	284,344	353,372	363,894
June 30, 2005	1,045,123	288,894	341,158	383,312
March 31, 2005	1,064,473	305,734	329,775	396,396
December 31, 2004	1,062,849	307,111	324,150	395,864

	Average Liabilities
	Total Interest Bearing Liabilities	Borrowings	Non Interest Earning Deposits	Interest Earning Deposits
	(Dollars in Thousands)
December 31, 2005	$676,056	$372,103	$28,645	$303,953
September 30, 2005	656,374	382,522	26,280	273,852
June 30, 2005	668,301	409,196	26,647	259,105
March 31, 2005	665,891	417,616	24,099	248,275
December 31, 2004	660,474	407,345	24,752	253,129

Interest expense increased by $1.3 million from $5.0 million for the three months ended December 31, 2004 to $6.3 million for the three months ended December 31, 2005. Interest expense on deposits and borrowings increased $984,025 and $283,575, respectively, in 2005 compared to 2004. The increase in interest expense on deposits and borrowings are due to higher interest rates.

In the following table, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans. The table also shows the actual balances of interest-earning assets and interest-bearing liabilities as of December 31, 2005 and December 31, 2004.

The table also depicts the significant effect of the Freddie Mac common stock on our traditional bank measures, such as net interest income, net interest rate spread, and net interest margin. The table shows these measures with and without the effects of the Freddie Mac common stock. We believe this comparison provides our shareholders with useful information so that they may compare CharterBank with its peer group using traditional bank ratios, excluding the effect of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on our cost basis of approximately 140.44% at December 31, 2005. The dividend yield on the market value of the Freddie Mac common stock was 3.13%.

The following tables reflect the average balances of earning assets and interest bearing liabilities for the December 2005 and 2004 quarters.

Average Balance Table

For the quarters ended December 31, 2005 and 2004

	For the Three Months Ended December 31,
	2005			2004			Balance as of December 31, 2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$9,221	$90	3.90%	$3,996	$20	2.00%	$5,800
FHLB common stock	14,933	166	4.45	15,292	144	3.77	14,948
Mortgage-backed securities and collateralized mortgage obligations available for sale	350,917	4,092	4.66	395,864	4,081	4.12	348,000
Other investment securities available for sale	17,500	173	3.95	16,436	117	2.85	17,227
Loans receivable (1)	372,074	6,145	6.61	324,150	4,940	6.10	383,732

Total interest-earning assets excluding Freddie Mac common stock	764,645	10,666	5.58	755,738	9,302	4.92	769,707
Freddie Mac common stock	271,443	2,121	3.13	307,111	1,378	1.79	289,991

Total interest-earning assets including Freddie Mac common stock (2)	1,036,088	12,787	4.94	1,062,849	10,680	4.02	1,059,698
Total noninterest-earning assets	32,325	—		26,935	—		35,114

Total assets	$1,068,413	12,787		$1,089,784	10,680		$1,094,812

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$38,942	$74	0.76	$39,404	$56	0.57	$37,867
Savings accounts	14,183	9	0.25	14,892	9	0.24	13,550
Money market deposit accounts	50,862	408	3.21	50,449	243	1.93	49,115
Certificate of deposit accounts	199,966	1,793	3.59	148,384	992	2.67	226,118

Total interest-bearing deposits	303,953	2,284	3.01	253,129	1,300	2.05	326,650
Borrowed funds	372,103	4,023	4.32	407,345	3,740	3.67	351,036

Total interest-bearing liabilities	676,056	6,307	3.73	660,474	5,040	3.05	677,686
Noninterest-bearing deposits	28,645			24,752			28,328
Other noninterest-bearing liabilities	110,668	—		124,948	—		122,400

Total noninterest-bearing liabilities	139,313	—		149,700	—		150,728
Total liabilities	815,369	6,307		810,174	5,040		828,414
Total stockholders’ equity	253,044	—		279,610	—		266,398

Total liabilities and stockholders’ equity	$1,068,413	6,307		$1,089,784	5,040		$1,094,812

Net interest income including Freddie Mac common stock		$6,480			$5,640

Net interest rate spread, including Freddie Mac common stock (3)			1.21%			0.97%
Net interest margin including Freddie Mac common stock (4)			2.50%			2.12%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock			153.25%			160.92%
Net interest income, excluding Freddie Mac common stock dividends		$4,359			$4,262

Net interest rate spread, excluding Freddie Mac common stock (5)			1.85%			1.87%
Net interest margin, excluding Freddie Mac common stock (6)			2.28%			2.26%
Ratio of interest-earning assets to average interest-bearing liabilities , excluding Freddie Mac common stock			113.10%			114.42%

(footnotes on following page)

(1)	Non accrual loans have been included in the average balance of loans outstanding while interest income on these loans has been included only to the extent that interest income has been recognized in the income statement.
(2)	Dividends on Freddie Mac common stock, of which the lesser of 70% of the dividend or 70% of taxable income is excluded from taxable income, are not computed on a tax equivalent basis. We do not hold any other tax exempt or tax advantaged securities.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest rate spread, excluding Freddie Mac common stock, represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin, excluding Freddie Mac common stock, represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

Provision for Loan Losses

No provision for loan losses was taken for the three months ended December 31, 2005 and 2004. CharterBank had net charge-offs of $18,700 for the three months ended December 31, 2005 compared to net charge-offs of $213,000 for the three months ended December 31, 2004. The 2004 charge offs included $222,456 of a loan acquired in the acquisition of Citizens Bank in 1999 for which reserves had been brought forward in purchase accounting.

Noninterest Income

Noninterest income increased to $6.0 million for the three months ended December 31, 2005 from $3.3 million for the three months ended December 31, 2004. The table below shows the components of noninterest income for the last ten quarters. There was a $4.8 million gain on sale of securities during the three months ended December 31, 2005 compared to $2.6 million for the three months ended December 31, 2004. The gain on sale of securities was a gain on the sale of Freddie Mac common stock resulting from the exercise of calls written as a part of Charter Financial’s covered call program. Other income included a mark to market loss of $334,000 on the Freddie Mac stock covered calls for the three months ended December 31, 2004. The December 2005 gain on sale of loans of $162,729 is the lowest level recorded in the last ten quarters as one-to-four family mortgage rates have increased and the levels of refinancing and originations of conforming loans have dropped. Major components of other income (expense) are covered call income and brokerage commissions.

	Loan Servicing Fees	Deposit Fees	Gain on Sale of Loans	Gain (Loss) on Sale of Investments, Net	Equity in Gain (Loss) of Limited Partnership	Other Income (Expense)
For the Quarters Ended	(Dollars in Thousands)
December 31, 2005	$62	$833	$163	$4,769	$—	$133
September 30, 2005	63	745	254	1,603	—	206
June 30, 2005	64	679	196	1,906	—	263
March 31, 2005	58	632	201	16	—	788
December 31, 2004	62	670	233	2,599	—	(272)
September 30, 2004	62	689	255	988	(200)	193
June 30, 2004	57	625	345	38	—	65
March 31, 2004	58	672	309	627	—	177
December 31, 2003	32	563	242	576	—	134
September 30, 2003	27	496	657	773	—	170

As discussed above, net gain (loss) on sale of investments, a component of our noninterest income, may fluctuate significantly from quarter to quarter depending on the volume of covered calls exercised during such quarter.

Noninterest Expense

Noninterest expense increased $438,653 to $5.0 million for the three months ended December 31, 2005 from $4.6 million for the prior quarter and the same period in 2004. The table following shows the components of noninterest expense for the past five quarters.

	For the Three Months Ended
	December 2005	September 2005	June 2005	March 2005	December 2004
	(Dollars in Thousands)
Compensation & employee benefits	$2,857	$2,506	$2,212	$2,586	$2,790
Occupancy	877	684	770	654	692
Legal & professional	361	473	471	318	237
Marketing	180	164	194	261	171
Furniture & equipment	145	190	176	187	195
Postage, office supplies, and printing	135	128	141	128	118
Federal insurance premiums and other regulatory fees	58	58	58	58	56
Net cost (gain) of operations of real estate owned	45	16	10	10	(3)
Deposit premium amortization expense	45	45	45	49	51
Other	337	339	458	279	294

Total	$5,040	$4,603	$4,535	$4,530	$4,601

Compensation and employee benefits expense was $351,000 higher than the prior quarter. Components of this increase include incentive compensation of $195,014 due to accruals based on 100% achievement of targets, higher ESOP expense of $82,600 based on higher market value of our stock and $55,276 of stock option expense which is expensed for the first time this quarter with the adoption of FAS 123R. Occupancy expense for the quarter ended December 31, 2005 was $877,000; this reflects an increase of $193,000 over the quarter ended September 30, 2005. Occupancy expense for the quarter ended December 31, 2005 included an expense of $308,000 for the service bureau expanses compared to $229,000 for the quarter ended September 30, 2005. A portion of the increase in data processing service bureau expenses are a one time charge during the December 31, 2005 quarter. Legal and professional expense decreased in the current quarter compared to the prior quarter due to the initial year costs of complying with Sarbanes Oxley Section 404 in the prior quarter.

Income Taxes

Income taxes increased to $2.1 million for the three months ended December 31, 2005 from $1.4 million for the three months ended December 31, 2004, for an increase of $660,245. The increase was primarily due to higher levels of taxable income, as the effective tax rate was slightly lower from the prior year’s quarter. The effective tax rate was lower as the dividend received deduction at the CharterBank level had a larger impact this quarter than in the prior year quarter.

Asset Quality

The following table shows that nonperforming loans declined from $4.1 million at September 30, 2005 to $3.7 million at December 31, 2005. Nonperforming loans as a percent of total loans decreased from 1.12% at September 30, 2005 to 0.97% at December 31, 2005. Approximately 96.0% of our nonaccrual loans had real estate as collateral at December 31, 2005.

Nonperforming loans are not accruing interest. The following table shows under-performing loans and nonperforming assets.

	December 31, 2005	September 30, 2005
	(Dollars in Thousands)
Underperforming loans	$976	$133

Total nonperforming loans	3,740	4,075
Foreclosed real estate, net	1,048	1,120

Total nonperforming assets	$4,788	$5,195

Nonperforming loans to total loans	0.97%	1.12%
Nonperforming assets to total assets	0.44%	0.49%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans increased from $133,000 at September 30, 2005 to $976,000 at December 31, 2005.

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

Charter Financial segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an amount based on national and local economic and market factors. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. On an ongoing basis, an organizationally independent department reviews grade assignments and considers current information regarding a borrowers’ financial condition and debt service capacity, collateral condition and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan, generally based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The allowance for loans rated satisfactory are further subdivided into various types of loans. Charter Financial has developed specific quantitative allowance factors, which it applies to each loan type to develop reserve components. These allowance factors are based upon economic, market and industry conditions that are specific to Charter Financial’s local markets and consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. They are subjective in nature and require considerable judgment on the part of CharterBank’s management. However, it is CharterBank’s opinion that these items do represent uncertainties in CharterBank’s business environment that must be factored into CharterBank’s analysis of the allowance for loan losses.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan classification system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. There were no provisions for loan losses taken for the three months ended December 31, 2005, and December 31, 2004. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

During the quarter ended December 31, 2005, the allowance for loan losses decreased by $18,699 to $6.1 million. When reviewing the allowance for loan losses, it is important to understand Charter Financial’s lending strategy.

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

Commitments

Charter Financial had commitments to fund loans at December 31, 2005 of approximately $60.8 million. Commitments to fund loans include unused consumer credit lines of approximately $10.1 million, unused commercial credit lines of approximately $19.1 million, unfunded loans in process of approximately $21.0 million, mortgage loans, primarily for portfolio, of approximately $1.9 million, consumer loans of approximately $3.1 million, and nonresidential loans of approximately $5.6 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so Charter Financial has no interest rate risk on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$1,939,491	—	—	—	—
Loan commitments to fund construction loans in process	21,032,486	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	5,563,541	—	—	—	—
Loan commitments to originate consumer loans	3,100,000	—	—	—	—
Available home equity and unadvanced lines of credit	29,147,213	—	—	—	—
Letters of credit	605,730	—	—	—	—
Lease agreements	79,824	75,024	33,708	—	—
Deposits	260,365,167	54,962,781	10,501,863	7,592,948	6,651,691
Securities sold under agreements to repurchase	62,286,000	—	—	—	—
FHLB advances	26,750,000	100,000,000	25,000,000	10,000,000	25,000,000

Total commitments and contractual obligations	$410,869,452	155,037,805	35,535,571	17,592,948	31,651,691

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote. In the prior quarter, there were repurchase agreements of $95.3 million outstanding.

Derivative Instruments

We had no material commitments to originate loans held for sale at December 31, 2005. In prior periods, these commitments were accounted for at fair value.

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

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits increased by $34.8 million to $354.9 million at December 31, 2005, from $320.1 million at September 30, 2005. Wholesale deposits were $100.8 million at December 31, 2005 compared to $69.8 million at September 30, 2005. Wholesale deposits included $60.0 million and $45.0 million in brokered deposits at December 31, 2005 and September 30, 2005, respectively. Time deposit accounts scheduled to mature within one year were $145.1 million and $136.2 million at December 31, 2005 and September 30, 2005, respectively. While CharterBank has experienced inconsistent certificates of deposit growth, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At December 31, 2005, our maximum borrowing capacity from the FHLB was approximately $388.2 million compared to $375.6 million at September 30, 2005. At December 31, 2005, we had outstanding FHLB borrowings of $288.8 million compared to $287.0 million at September 30, 2005, with unused borrowing capacity of $99.4 million and $88.6 million, respectively. Availability of eligible loans and securities to pledge as collateral limits borrowing capacity at the FHLB. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. At December 31, 2005, repurchase agreements totaled $62.3 million, a $33.0 million decrease from the amount outstanding at September 30, 2005 of $95.3 million. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. Funds available through reverse repurchase agreements are limited by the availability of securities to pledge as collateral. We can also obtain funds in the wholesale deposit markets. Funding for loan growth may come from retail deposit growth, wholesale deposit growth, FHLB borrowings and Reverse repurchase agreements.

Our Freddie Mac common stock can also be used as collateral for loans and we have established a line of credit that allows borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, interest rates, local and general economic conditions and competition in the market place strongly affect deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $27.3 million for the three months ended December 31, 2005. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

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

During the three months ended December 31, 2005, we originated approximately $47.4 million in total loans. Residential mortgage loans accounted for 35.16% of the originations, construction loans for 17.09%, commercial and commercial real estate for 44.66%, and consumer loans for 3.09%. At December 31, 2005 and September 30, 2005, CharterBank had loan commitments to borrowers of approximately $31.6 million and $21.1 million, respectively, and available home equity and unadvanced lines of credit of approximately $29.1 million and $25.0 million, respectively. Of the $16.7 million in residential mortgage loans originated, $9.2 million were sold to investors.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $18.2 million for the three months ended December 31, 2005, and $72.0 million for the three months ended December 31, 2004. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities and fund loans.

Capital expenditures of $613,000 during the three months ended December 31, 2005 included approximately $392,000 for branch expansions. We anticipate capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2006. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Charter Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Charter Financial’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

There were no standards issued in the current period that were not previously discussed in the Company’s September 30, 2005 Annual Report on Form 10-K.

Item 3

Quantitative and Qualitative Disclosures about

Market Risk

As of December 31, 2005, there were no substantial changes from the interest rate sensitivity analysis or changes in the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2005. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statement, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2005 included in Charter Financial’s 2005 annual report on Form 10-K.

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

Charter Financial Corporation

Date: February 9, 2006	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: February 9, 2006	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Chief Financial Officer, Vice President and Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications