Form 10-Q
period 2006-03-31
CHARTER FINANCIAL CORP/GA
filed 2006-05-09
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.01 par value per share	19,832,105 shares

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

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

•	the ability of our customers to make loan payments;

•	our ability to continue to maintain overhead costs at reasonable levels;

•	our ability to acquire funds from or invest funds in wholesale or secondary markets;

•	the performance of Freddie Mac common stock price and the level of dividends received;

•	changes in accounting principles, policies, or guidelines;

•	our success in managing the risks involved in our business;

•	inflation, interest rates, market and monetary fluctuations;

•	changes in legislation or regulation; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

March 31, 2006 and September 30, 2005

(unaudited)

	March 31, 2006	September 30, 2005
Assets

Cash and amounts due from depository institutions	$13,381,557	12,295,506
Interest-bearing deposits in other financial institutions	8,189,020	8,568,599

Cash and cash equivalents	21,570,577	20,864,105

Loans held for sale, market value of $1,182,592 and $1,248,495 at March 31, 2006 and September 30, 2005, respectively	1,176,028	1,233,679
Freddie Mac common stock available for sale	270,687,500	254,775,750
Mortgage-backed securities and collateralized mortgage obligations available for sale	331,094,269	358,461,047
Other investment securities available for sale	37,588,752	17,711,641
Federal Home Loan Bank stock	15,981,200	14,869,300
Loans receivable	390,575,000	363,898,792
Unamortized loan origination fees, net	(951,441)	(930,936)
Allowance for loan losses	(6,143,364)	(6,160,314)

Loans receivable, net	383,480,195	356,807,542

Real estate owned	709,232	1,120,418
Accrued interest and dividends receivable	3,617,209	3,222,854
Premises and equipment, net	15,463,053	13,969,137
Intangible assets, net of amortization	5,677,821	5,765,492
Cash surrender value of life insurance	12,020,644	—
Other assets	1,885,854	1,769,518

Total assets	$1,100,952,334	1,050,570,483

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$365,500,702	320,129,182
FHLB advances and other borrowings	366,935,000	382,336,000
Advance payments by borrowers for taxes and insurance	953,648	1,314,541
Deferred income taxes	98,553,069	93,270,870
Other liabilities	13,421,920	10,289,711

Total liabilities	845,364,339	807,340,304

Stockholders’ Equity:
Common stock, $0.01 par value; 19,832,105 and 19,830,705 shares issued at March 31, 2006 and September 30, 2005, respectively; 19,630,772 and 19,629,372 shares outstanding at March 31, 2006 and September 30, 2005, respectively	198,321	198,307
Additional paid-in capital	38,536,090	38,384,588
Treasury stock, at cost; 201,333 shares at March 31, 2006 and September 30, 2005	(6,261,270)	(6,261,270)
Unearned compensation - ESOP	(2,286,940)	(2,286,940)
Retained earnings	67,594,482	63,790,437
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale, net of tax	157,807,312	149,405,057

Total stockholders’ equity	255,587,995	243,230,179

Total liabilities and stockholders’ equity	$1,100,952,334	1,050,570,483

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

For the Three and Six Months Ended March 31, 2006 and 2005

(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Interest and dividend income:
Loans receivable	$6,475,564	4,943,266	12,620,246	9,883,066
Mortgage-backed securities and collateralized mortgage obligations	4,096,506	4,248,711	8,188,936	8,329,570
Equity securities	2,316,667	1,749,171	4,604,029	3,271,067
Debt securities	262,269	102,047	435,026	219,219
Interest-bearing deposits in other financial institutions	122,182	15,320	212,048	34,956

Total interest and dividend income	13,273,188	11,058,515	26,060,285	21,737,878

Interest expense:
Deposits	2,782,111	1,396,020	5,066,165	2,696,049
Borrowings	3,823,862	3,905,116	7,847,151	7,644,832

Total interest expense	6,605,973	5,301,136	12,913,316	10,340,881

Net interest income	6,667,215	5,757,379	13,146,969	11,396,997

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	6,667,215	5,757,379	13,146,969	11,396,997

Noninterest income:
Gain on sale of loans and servicing released loan fees	153,300	201,283	316,029	434,284
Service charges on deposit accounts	882,633	631,504	1,716,106	1,301,976
Gain on sale of Freddie Mac common stock	—	—	4,768,735	2,576,777
Net gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	15,728	—	38,069
Loan servicing fees	69,488	58,290	131,841	119,888
Net gain on operation of covered call program	309,484	674,090	322,738	308,262
Brokerage commissions	121,393	69,926	237,004	160,920
Other	157,662	44,429	162,025	47,178

Total noninterest income	1,693,960	1,695,250	7,654,478	4,987,354

Noninterest expense:

Salaries and employee benefits	2,673,014	2,585,552	5,530,108	5,375,546
Occupancy	905,922	654,302	1,783,553	1,346,404
Legal and professional	356,053	318,493	716,591	555,387
Marketing	270,259	261,317	450,620	432,359
Furniture and equipment	158,863	187,347	303,383	382,476
Postage, office supplies, and printing	119,516	127,910	254,357	245,602
Federal insurance premiums and other regulatory fees	60,151	58,359	118,485	114,459
Net (recoveries) cost of operations of real estate owned	(2,606)	10,312	42,443	7,317
Deposit premium amortization expense	42,969	48,629	87,672	99,222
Other	288,483	277,910	625,032	572,326

Total noninterest expense	4,872,624	4,530,131	9,912,244	9,131,098

Income before income taxes	3,488,551	2,922,498	10,889,203	7,253,253

Income tax expense	936,413	459,559	3,003,296	1,866,197

Net income	$2,552,138	2,462,939	7,885,907	5,387,056

Basic net income per share	$0.13	0.13	0.40	0.28

Diluted net income per share	$0.13	0.13	0.40	0.28

Weighted average number of common shares outstanding	19,401,055	19,529,401	19,400,864	19,517,703

Weighted average number of common and common equivalent shares outstanding	19,496,350	19,585,290	19,489,679	19,581,137

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2006 and March 31, 2005

(unaudited)

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$7,885,907	5,387,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	472,197	417,251
Provision for asset impairment	187,477	—
Allocation of ESOP common stock	208,300	199,980
(Accretion) amortization of premiums and discounts, net	(62,823)	193,395
Gain on sale of loans and servicing released loan fees	(316,029)	(434,284)
Proceeds from sale of loans held for sale	15,740,922	6,195,984
Originations and purchases of loans held for sale	(15,367,242)	(4,998,041)
Gain on sale of Freddie Mac common stock	(4,768,735)	(2,576,777)
Net gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	(38,069)
Provision for allowance in other real estate owned	61,818	—
Gain on sale of real estate owned	(7,969)	(7,992)
Stock option expense	110,552	—
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(394,355)	(308,235)
Decrease (increase) in other assets	197,687	(89,777)
Increase in other liabilities	2,923,910	1,943,829

Net cash provided by operating activities	6,871,617	5,884,320

Cash flows from investing activities:
Proceeds from sale of equity securities and other investment securities available for sale	—	8,300,000
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	—	6,428,323
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	43,301,017	69,691,120
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(18,211,184)	(90,073,914)
Purchases of equity securities and other investments	(25,590,640)	—
Proceeds from sale of Freddie Mac common stock	4,910,794	2,614,425
Proceeds from maturities of other securities available for sale	5,683,941	—
Purchase of FHLB stock	(1,586,300)	(5,932,800)
Proceeds from redemption of FHLB stock	474,400	4,694,600
Net increase in loans receivable, exclusive of loan sales	(27,359,414)	(11,564,953)
Proceeds from sale of real estate owned	1,044,098	287,646
Purchases of premises and equipment, net of dispositions	(2,379,942)	(2,691,856)
Purchase of cash surrender value of life insurance	(12,020,644)	—

Net cash (used in) investing activities	(31,733,874)	(18,247,409)

Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	40,964	198,868
Dividends paid	(4,081,862)	(8,786,840)
Net increase in deposits	45,371,520	7,657,447
Proceeds from Federal Home Loan Bank advances	66,250,000	172,650,000
Principal payments on advances from Federal Home Loan Bank	(41,250,000)	(150,780,000)
Proceeds from other borrowings	479,155,000	822,763,000
Principal payments on other borrowings	(519,556,000)	(829,708,000)
Net decrease in advance payments by borrowers for taxes and insurance	(360,893)	(562,821)

Net cash provided by financing activities	25,568,729	13,431,654

Net increase in cash and cash equivalents	706,472	1,068,565

Cash and cash equivalents at beginning of period	20,864,105	12,371,229

Cash and cash equivalents at end of period	$21,570,577	13,439,794

Supplemental disclosures of cash flow information:
Interest paid	$12,613,436	9,019,814

Income taxes paid	$3,048,450	1,225,600

Investing activities:

Transfer of premises and equipment to assets held for sale	$334,089	—

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$686,761	531,617

Financed sales of other real estate	$805,632	17,000

Issuance of ESOP common stock	$—	611,402

See accompanying notes to the unaudited consolidated financial statements.

Charter Financial Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

Charter Financial Corporation (“Charter Financial” or the “Company”), a federally chartered corporation, was organized on October 16, 2001 by CharterBank (“the Bank”) in connection with the reorganization of the Bank from a federal mutual savings and loan association into a two-tiered mutual holding company structure, as described more fully in Note 2.

The accompanying unaudited condensed consolidated financial statements include the accounts of Charter Financial and its wholly owned subsidiary, CharterBank as of March 31, 2006 and September 30, 2005, and for the three and six-month periods ended March 31, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the three and six months ended March 31, 2006, and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

In March 2006, the FASB issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement requires the recognition of servicing assets and liabilities at fair value and allows subsequent measurement by either an amortization method or fair value. Implementation is required for years beginning after September 15, 2006. The impact of implementation on the Company’s financial statements will not be material.

(2) Plan of Reorganization

On October 16, 2001, CharterBank converted from a federally chartered mutual savings and loan association into a two-tiered mutual holding company structure and became a wholly owned subsidiary of Charter Financial. Charter Financial sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares, at $10.00 per share and received net proceeds of $37.2 million. Charter Financial contributed 50% of the net proceeds from the initial public offering to CharterBank. An additional 15,857,924 shares, or 80% of the outstanding shares of Charter Financial, were issued to First Charter, MHC. An Employee Stock Ownership Plan (ESOP) was established and such ESOP acquired 317,158 shares of Charter Financial in the offering, using the proceeds of a loan from Charter Financial. The ESOP loan is recorded as unearned compensation reducing stockholders’ equity of Charter Financial. The net proceeds of the offering, adjusted for the ESOP, totaled approximately $34.0 million.

As part of its reorganization in structure, CharterBank organized First Charter, MHC as a federally chartered mutual holding company, which is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). First Charter, MHC’s principal assets are its investment in Charter Financial and 398,000 shares of Freddie Mac common stock. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of Freddie Mac common stock, and the management of any cash dividends received from Freddie Mac common stock. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial’s common stock.

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and six months ended March 31, 2006 and 2005:

Earnings per Share

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended Mar 31 2006	Six Months Ended Mar 31 2005
Basic:
Net Income	2,552,138	2,462,939	7,885,907	5,387,056
Weighted average common shares outstanding	19,401,055	19,529,401	19,400,864	19,517,703
Basic earnings per share	$0.13	$0.13	$0.40	$0.28

Diluted:
Net Income	2,552,138	2,462,939	7,885,907	5,387,056
Weighted average number of common and common equivalent shares outstanding	19,496,350	19,580,290	19,489,679	19,581,137
Diluted earnings per share	$0.13	$0.13	$0.40	$0.28

(4) Comprehensive Income

The primary component of other comprehensive income for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income for the three months and six months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Total comprehensive income	$(9,866,001)	$(31,556,206)	$16,288,162	$(5,978,304)
Change in net unrealized holding gains on securities, net of income taxes	(12,418,139)	(34,019,145)	11,330,258	(12,947,501)
Less reclassification adjustment for net gains realized in net income	—	—	2,928,003	1,582,141

Net income	$2,552,138	$2,462,939	$7,885,907	$5,387,056

(5) Stock-Based Compensation

Charter Financial’s 2001 Stock Option Plan (the “Plan”), as amended, allows for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At March 31, 2006, Charter Financial had granted 291,250 options under the Plan, of which 9,700 have been exercised and 4,150 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over periods up to five years and have a ten year maturity. Charter Financial generally grants incentive stock options when the grant qualifies for special federal income tax treatment and grants nonqualified options when the grant does not qualify. Effective October 1, 2005, Charter Financial implemented SFAS No. 123R using the modified prospective transition method. For the six months ended March 31, 2006 stock option expense of $110,552 was recorded in the income statement in income before taxes. The net income impact was approximately $94,000 and there was no net impact on cash flow from operations and cash flow from financing activities. Basic and diluted earnings per share remained $0.40 with or without this stock option expense.

There were no grants or expirations of stock options during the six month period ended March 31, 2006. There were 1,400 shares exercised and there were 900 unvested options forfeited during the six month period ended March 31, 2006. There were 279,700 options outstanding at September 30, 2005 and 277,400 outstanding at March 31, 2006. The table below shows the intrinsic value of options exercised and options outstanding.

	Intrinsic Value	Number of Shares
Options exercised three months ending March 31, 2006	$12,304	1,400

Options exercised three months ending March 31, 2005	63,954	4,900

Options exercised six months ending March 31, 2006	12,304	1,400

Options exercised six months ending March 31, 2005	90,675	6,800

Options outstanding March 31, 2006	1,928,245	277,400

Options outstanding September 30, 2005	836,211	279,700

The fair value of each option grant is estimated on the date of grant using the Black Scholes valuation model. There were no grants in the six months ended March 31, 2006 or the years ended September 30, 2005 and 2003. The weighted average assumptions used and the estimated fair values for the year ended September 30, 2004 as follows:

Risk-free interest rate	4.34%
Dividend yield	6.06%
Expected life at date of grant	7 years
Volatility	22.00%
Weighted average grant-date fair value	$4.00

At March 31, 2006, the Company has compensation cost not yet recognized of $314,943 for stock options and $2,089,597 for restricted stock grants which will be recognized over a weighted average period of fifteen months for the stock options and twenty-five months for the restricted stock.

Prior to the implementation of SFAS No. 123R Charter Financial accounted for the Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option based employee compensation cost was reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Charter Financial had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the six months ended March 31, 2005.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$2,462,939	$5,387,056
Add: Total stock-based compensation expense included in reported net income, net of tax	244,252	660,297
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(304,039)	(779,872)

Pro forma net income	$2,403,152	$5,267,481

Earnings per share:
Basic – as reported	$0.13	$0.28
Basic – pro forma	$0.12	$0.27

Diluted – as reported	$0.13	$0.28
Diluted – pro forma	$0.12	$0.27

The adoption of FAS 123R did not change the expense relating to Charter Financial’s Recognition and Retention restricted stock program.

Recognition and retention grants and stock option grants vest at the earlier of the scheduled vesting or death, disability, or qualified retirement. At March 31, 2006, the Company has compensation cost not yet recognized of $314,943 for stock options and $2,089,597 for restricted stock grants which will be recognized over a weighted average period of fifteen months for the stock options and twenty-five months for the restricted stock. All grants made prior to the implementation of SFAS 123(R) are expensed to the scheduled vesting date. Grants subsequent to the implementation of SFAS 123(R) will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with 10 years of service. One grant recipient is qualified for retirement as of March 31, 2006. Four restricted stock grant recipients and nine stock option grant recipients will be qualified for retirement before all of their grants reach scheduled vesting.

(6) Intangible Assets, Net

Intangible assets, net include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. as follows:

	March 31, 2006	September 30, 2005
Goodwill	$4,325,282	$4,325,282
Deposit Premium, net of amortization of $623,402 and $535,731, respectively	1,352,539	1,440,210

	$5,677,821	$5,765,492

The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $42,969 and $87,671 for the three and six months ended March 31, 2006, respectively.

(7) Derivative Instruments – Covered Call Program

At March 31, 2006, Charter Financial had covered call options on Freddie Mac common stock outstanding on 325,000 shares. Deferred income, which is recorded in the liability section of the condensed consolidated statement of financial condition, is cash that we received when writing the call. If the call expires unexercised, deferred income is realized upon maturity of the call. If the call is exercised, deferred income is included as gain or loss on the sale of Freddie Mac common stock. Charter Financial has also recorded the unrealized loss and gain in the income statement, as the derivative instruments do not qualify as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The mark to market loss or gain is recorded in noninterest income of our condensed consolidated statements of income. During the six months ended March 31, 2006, holders of the covered call options exercised options to purchase 75,000 shares of Freddie Mac common stock. The income statement impact of the covered call premium and mark to market is as follows:

	Three Months Ended March		Six Months Ended March
	2006	2005	2006	2005
Net Gain on Fair Value in Income Statement	$188,989	$484,047	$202,243	$149,990
Realized Income	120,495	190,043	120,495	158,272

Income on Covered Calls	$309,484	$674,090	$322,738	$308,262

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

•	A regular quarterly dividend of 45 cents per share was paid to our minority shareholders during the quarter ended March 31, 2006.

•	Solid earnings enhanced our ability to support a regular quarterly dividend.

•	Our net interest income has improved due to growth in loan balances and higher dividends on Freddie Mac stock.

•	Consistent with our emphasis on attracting and retaining core deposits, we increased both core deposits and the related deposit fees.

•	Gains from sales of one-to-four family mortgage loans peaked in fiscal 2003 with low interest rates. As mortgage rates have increased, gains on sale have declined due to sharply lower refinance volumes and, to a much lesser extent, the retention of 15 year fixed rate mortgage loans for our portfolio.

•	Our net interest income has increased as we have increased our loan balances and Freddie Mac increased its dividend on its stock. Our deposit costs, while increasing, have not yet increased at the same rate as overall interest rates. We have additional borrowings that will reprice in future quarters that will increase interest expense.

•	Non-performing loans were lower than in the previous quarter. Management believes that the allowance for loan losses is adequate. No provision is indicated, as losses and risk in the loan portfolio are essentially the same.

•	The writing of covered call options on Freddie Mac common stock resulted in income of $309,484 and $322,738 for the three and six months ended March 31, 2006, respectively. There were no call options exercised during the three months and call options on 75,000 shares exercised during the six months ended resulting in a pretax gain of $4.8 million on sale of stock.

•	Our book value per share was $13.02 at March 31, 2006, of which $8.28 is provided by the after tax equity in our Freddie Mac stock investment.

•	Freddie Mac common stock depreciated from $65.35 per share at December 31, 2005 to $61.00 at March 31, 2006. This was the reason for our other comprehensive loss of $12.4 million net of tax. Our book value per share decreased by $0.49 per share during the three months.

Management Strategy

We have a growth-oriented strategy focused on (1) expanding our retail banking operations and thus the franchise value of our retail bank, (2) managing our Freddie Mac common stock while reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

Expanding Retail Banking Operations. Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing a superior customer experience through excellent and personalized service and quality products at competitive prices and convenience. We have sought to implement this strategy by concentrating on expanding our branch network and delivery channels for our customers, and on our core product offerings, including residential and commercial mortgage loans and a variety of checking and savings products. We focus on core deposit products such as Totally Free checking that provide low cost funding and fee income.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years, our total annual return on Freddie Mac common stock has averaged approximately 13%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. We sell covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our stockholders.

Managing our Capital. The third major component of our strategy is capital management. During the second quarter, we declared and paid a $0.45 per share dividend. During the first quarter of fiscal 2006, we declared a $0.35 regular quarterly dividend and an additional special dividend of $0.35 per share that were paid during the second quarter. We increased our capital leverage in fiscal 2003 with the additional retail assets and deposits acquired in the acquisition of EBA Bancshares, Inc. and its wholly owned banking subsidiary, Eagle Bank of Alabama. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us.

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

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,882,500 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. Our Condensed Consolidated Statement of Financial Condition at March 31, 2006 reflects $270.7 million of Freddie Mac common stock, representing consolidated ownership of 4,437,500 shares of Freddie Mac common stock, of which $264.8 million is unrealized gain. Noninterest-bearing liabilities include $102.2 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $162.6 million representing the net unrealized gain on the Freddie Mac common stock.

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

For the Quarters Ended	Tier 1 Capital	Risk-Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk - Based Capital	Total Risk -Based Capital Ratio
	(Dollars in Millions)
March 31, 2006	$73.4	12.47%	8.79%	$146.8	24.94%
December 31, 2005	71.4	12.73	8.84	142.9	25.46
September 30, 2005	78.8	14.69	9.86	148.1	27.62
June 30, 2005	77.3	14.24	9.86	154.5	28.48
March 31, 2005	75.7	14.28	9.64	151.4	28.56
December 31, 2004	73.8	13.93	9.38	147.5	27.87
September 30, 2004	72.3	14.19	9.46	144.6	28.37
June 30, 2004	70.8	13.73	9.08	141.5	27.46

At March 31, 2006 and September 30, 2005, we significantly exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $31.7 million to $87.9 million at March 31, 2006. We made a capital distribution from CharterBank to Charter Financial of $9.0 million during the first quarter of fiscal 2006, which resulted in the $7.4 million reduction in Tier 1 capital shown in the table above at December 31, 2005.

As shown in the table below, we have a history of increasing dividends as well as paying special dividends.

Date Paid	Amount	Type
June 2002	$0.10	Quarterly
September 2002	$0.10	Quarterly
December 2002	$0.10	Quarterly
March 2003	$0.10	Quarterly
June 2003	$0.20	Quarterly
September 2003	$0.20	Quarterly
January 2004	$0.20	Quarterly
March 2004	$0.20	Special
March 2004	$0.20	Quarterly
June 2004	$0.25	Quarterly
September 2004	$0.25	Quarterly
January 2005	$0.25	Quarterly
February 2005	$2.00	Special
March 2005	$0.25	Quarterly
June 2005	$0.35	Quarterly
September 2005	$0.35	Quarterly
January 2006	$0.35	Quarterly
February 2006	$0.35	Special
March 2006	$0.45	Quarterly

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

Total Voting Shares outstanding at March 31, 2006	19,831,305
Less: Unallocated shares in ESOP	(212,194)
Treasury Stock-MRP	(201,333)
Shares held by MHC	(15,857,924)

Total Shares receiving dividends at March 31, 2006	3,559,854

As indicated in the table above, we accrued dividends on the 3,559,854 shares held by our minority stockholders. The regular quarterly dividend of $0.45 per share declared in March totaled $1,601,934 or approximately 63% of our net income of $2,552,138 for the quarter.

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

Accumulated other comprehensive income (“unrealized equity”) is comprised of net unrealized holding gains on securities available for sale. Unrealized equity at March 31, 2006 was $157.8 million, an $8.4 million increase from September 30, 2005 of $149.4 million as the price per share of our investment in Freddie Mac common stock increased from $56.46 to $61.00. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past eight quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Total Capital	Realized Equity	Unrealized Equity	Percentage of Unrealized Capital to Total Capital	Freddie Mac Common Stock Price
	(Dollars in Thousands)
March 31, 2006	$255,588	$97,781	$157,807	61.74%	$61.00
December 31, 2005	266,960	96,735	170,225	63.76	65.35
September 30, 2005	243,230	93,825	149,405	61.43	56.46
June 30, 2005	268,768	91,530	177,238	65.94	65.23
March 31, 2005	258,546	89,552	168,994	65.36	63.20
December 31, 2004	290,226	87,213	203,013	69.95	73.70
September 30, 2004	272,500	92,141	180,359	66.19	65.24
June 30, 2004	261,012	89,881	171,131	65.56	63.30

As indicated in the following tables, other comprehensive loss was $12.4 million for the three months ended March 31, 2006, compared to other comprehensive loss of $34.0 million for the three months ended March 31, 2005. For the period ended March 31, 2006, the loss was the result of the decrease in the price of Freddie Mac stock and an unrealized loss on mortgage securities due to higher interest rates. The price of Freddie Mac common stock decreased by $4.35 and $10.50 per share for the quarters ended March 31, 2006 and March 31, 2005, respectively.

	For the Quarters Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Freddie Mac:
Number of shares	4,437,500	4,437,500	4,512,500	4,537,500	4,567,500
Market Price	$61.00	65.35	56.46	65.23	63.20
Market Value	$270,687,500	289,990,625	254,775,750	295,981,125	288,666,000
Unrealized Gain Net of Tax	$162,567,957	174,420,076	152,710,919	177,979,304	173,449,519

Other Comprehensive Income (Loss)
Related to Mortgage Securities and other Investments	$(566,020)	(888,764)	(2,564,834)	3,714,778	(4,572,473)
Freddie Mac Common Stock	$(11,852,119)	21,709,158	(25,268,385)	4,529,785	(29,446,672)

Change in net unrealized holding gains on securities, net of income taxes	$(12,418,139)	20,820,394	(27,833,219)	8,244,563	(34,019,145)

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

We write covered calls on up to 400,000 shares of our Freddie Mac stock. When we write a call option, we receive a fee or premium. If the call option expires unexercised, we retain this premium and record it as income. If the call option is exercised, the premium is added to the sale proceeds and increases the gain on the sale of Freddie Mac stock. Once a covered call is written, we have little control over whether it will be exercised. If a call option is in the money as its maturity approaches, we can either allow it to be exercised or purchase the call to prevent its exercise. The decision to allow the exercise or to repurchase the option is based on several factors including the strike price at which the option would be exercised, alternative investments for the proceeds of the sale, tax considerations, the proportion of our equity that is realized compared to unrealized and the cost to repurchase the option. If a high volume of call options are exercised within a particular quarter, we would experience higher than normal noninterest income. Because we have little control over whether a call will be exercised, our noninterest income and net income could fluctuate significantly from quarter to quarter.

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

We did not sell any Freddie Mac stock during the three months ended March 31, 2006 or 2005. During the six months ended March 31, 2005, we sold 37,500 shares of Freddie Mac common stock through exercises of call options for a pre-tax gain of $2.6 million. During the six months ending March 31, 2006, we sold 75,000 shares of Freddie Mac common stock through exercises of call options which resulted in a pre-tax gain on sale of stock of $4.8 million which was 43.8% of income before income taxes.

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

Charter Financial has an appropriate level of tax reserves. These reserves are subject to significant judgment. Management believes these tax reserves are adequate, and representative of probable exposure.

Comparison of Financial Condition at March 31, 2006 and September 30, 2005

At March 31, 2006 our total assets were $1.1 billion, up $50.4 million from September 30, 2005.

The following table shows the actual balance of loans outstanding at March 31, 2006 as well as the average balances of loans outstanding for the past five quarters beginning with March 31, 2005. The risk and return characteristics of loans vary significantly by the type of loan.

For the Quarters Ended	1-4 Family Residential	Construction	Commercial Real Estate	Consumer	Commercial Non- Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in Thousands)
Actual Balance:
March 31, 2006	$147,951	$41,146	$165,434	$18,727	$17,317	$390,575	NA

Average Balance:
March 31, 2006	147,093	37,020	164,804	19,088	16,719	384,724	3.4%
December 31, 2005	148,408	32,362	156,331	18,932	16,041	372,074	5.3
September 30, 2005	143,375	32,541	136,632	18,839	21,985	353,372	3.6
June 30, 2005	140,349	31,012	122,664	18,908	28,225	341,158	3.5
March 31, 2005	138,158	26,373	118,162	18,973	28,109	329,775	1.7

The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends primarily on interest rates, growth in the economy and competitiveness in the market to obtain new loans. As of March 31, 2006, CharterBank had approximately 73% of its assets in qualifying assets. At March 31, 2006 the loan portfolio is broadly composed of residential real estate loans of 37.9%, construction loans of 10.5%, commercial purpose loans of 4.4%, nonresidential real estate loans of 42.4% and consumer loans of 4.8%. A total of 90.8% of CharterBank’s loan portfolio is secured by real estate.

In recent years, CharterBank has made an effort to build its loans secured by commercial real estate properties and these loans now make up 42.4% of the loan portfolio. In a significant number of the loans secured by commercial properties, the owner occupies the properties and the ongoing operations of the business provide the cash to service the debt. CharterBank’s largest funded loan is a $6.5 million loan on a hotel. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $25.8 million, or 6.6% of our loan portfolio, to various hotel and motel operations. Construction and development loans, which comprise 10.5% of the loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. Future changes to the mix in our loan portfolio will be impacted by the qualified thrift lender requirements of the OTS which require that CharterBank maintain at least 65% of its portfolio assets in qualifying residential housing related assets.

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

Mortgage-backed securities and collateralized mortgage obligations decreased from $358.5 million at September 30, 2005 to $331.1 million at March 31, 2006. This decrease was a result from purchasing fewer securities than the principle payments received. The market value of our Freddie Mac common stock increased $15.9 million, or 6.2%, from $254.8 million to $270.7 million. This increase resulted from an increase in the price per share of Freddie Mac common stock from $56.46 at September 30, 2005 to $61.00 at March 31, 2006.

Total deposits increased from $320.1 million at September 30, 2005 to $365.5 million at March 31, 2006. Of this increase $16.9 was in wholesale certificates of deposit. CharterBank has focused on attracting and retaining core deposits in order to fund loans and reduce dependence on higher cost deposits. Accordingly, as shown in the following table, over the last two years, core deposits (checking, money market and savings accounts) have increased from $126.6 million to $143.4 million. Fees on core deposit accounts increased from $632,000 in the March 2005 quarter to $883,000 in the March 2006 quarter.

	Deposit Fees	Transaction Accounts	Savings	Money Market Accounts	Total Core Deposits	Certificates of Deposit
	(Dollars in Thousands)
March 31, 2006	$883	$77,598	$14,193	$51,595	$143,386	$222,115
December 31, 2005	833	66,195	13,550	49,115	128,860	226,118
September 30, 2005	745	68,110	14,739	48,512	131,361	188,768
June 30, 2005	679	67,224	14,926	44,497	126,647	165,125
March 31, 2005	632	65,245	15,698	45,623	126,566	160,666
December 31, 2004	670	61,164	14,674	46,662	122,500	147,741
September 30, 2004	689	64,304	14,980	50,066	129,350	150,225
June 30, 2004	625	61,783	14,430	54,038	130,251	162,753
March 31, 2004	673	61,672	14,816	53,514	130,002	160,999

Management will continue to use brokered deposits, credit union certificates of deposit, FHLB advances and repurchase agreements to fund the securities and loan portfolios. The maturity dates of new FHLB advances will be determined at the time the advance is taken and will be based on interest rates, Charter Financial’s interest rate risk profile and other factors. Repurchase agreements are generally less than 45 days to maturity and carry rates at or slightly above one month LIBOR. Borrowings decreased $15.4 million or 4.2% from $382.3 million at September 30, 2005 to $366.9 million at March 31, 2006 as mortgage securities also decreased $27.4 million. A portion of the periodic cash flow form the mortgage securities was used to reduce borrowings and a portion was used to purchase $12.0 million of bank owned life insurance.

Charter Financial recorded $4.3 million of goodwill and $2.0 million of core deposit intangible as a result of the Eagle Bank acquisition in fiscal 2003. We are amortizing the core deposit intangible over 13 years using an accelerated method of amortization.

Our total stockholders’ equity is made up of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income.

Total capital increased to $255.6 million at March 31, 2006 from $243.2 million at September 30, 2005. Unrealized equity increased to $157.8 at March 31, 2006 from $149.4 million at September 30, 2005 primarily as a result of the increase in the per share price of Freddie Mac stock from $56.46 at September 30, 2005 to $61.00 at March 31, 2006. Realized capital increased to $97.8 million at March 31, 2006 from $93.8 million at September 30, 2005.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2006 and 2005

General

Net income was $2.6 million and $7.9 million for the three months and six months ended March 31, 2006, which was $89,000 higher than the three months ended March 31, 2005 and $2.5 million higher than the six months ended March 31, 2005. The most significant factor in the net income increase for the six month period was significantly higher net interest and noninterest income which included a $4.8 million gain on the sale of Freddie Mac common stock related to our covered call program in the six months ending March 31, 2006 as compared to a $2.6 million gain during the six months ended March 31, 2005.

Net Interest Income

Net interest income increased $910,000 from $5.8 million for the three months and increased $1.7 million from $11.4 million for the six months ended March 31, 2005 to $6.7 million for the three months and $13.1 million for the six months ended March 31, 2006. The key factors in this increase were an increase in Freddie Mac stock dividends and growth in loan balances. An increase in dividends received on Freddie Mac common stock from $0.35 to $0.47 per share per quarter added $532,500 to net interest income for the most recent quarter compared to the three months ended March 31, 2005. For the same periods, our net interest spread increased from 0.98% to 1.09% for the three months ended and increased from 0.97% to 1.15% for the six months ended and our net interest margin increased from 2.16% to 2.49% for the three months ended and increased from 2.14% to 2.49% for the six months ended.

The following table shows the average balances of the key components of earning assets and interest bearing liabilities for the past five quarters. From March 2005 to March 2006 we have increased our average loan balance $54.9 million while we decreased the average balance in mortgage and investment securities by $45.3 million. During the same period we decreased our average borrowings balance by $61.8 million and increased our interest costing deposits by $81.1 million.

	Average Assets
For Quarters Ended	Interest Earning Assets	Freddie Mac	Loans	Mortgage and Investment Securities
	(Dollars in Thousands)
March 31, 2006	$1,072,418	$296,359	$384,724	$364,955
December 31, 2005	1,036,088	271,443	372,074	368,417
September 30, 2005	1,032,968	284,344	353,372	374,774
June 30, 2005	1,045,123	288,894	341,158	395,225
March 31, 2005	1,064,473	305,734	329,775	410,291

	Average Liabilities
	Total Interest Bearing Liabilities	Borrowings	Non Interest Earning Deposits	Interest Costing Deposits
	(Dollars in Thousands)
March 31, 2006	$685,140	$355,809	$26,989	$329,331
December 31, 2005	676,056	372,103	28,645	303,953
September 30, 2005	656,374	382,522	26,280	273,852
June 30, 2005	668,301	409,196	26,647	259,105
March 31, 2005	665,892	417,616	24,098	248,276

The table below shows the costs of liabilities and yield on assets and the components of both. Our spread between the yield on securities and the cost of borrowings has varied from 34 basis points to 60 basis points, with the most recent quarter being 50 basis points. We have not had fixed rate borrowings mature or reprice in recent quarters. We have $25 million in borrowings that will mature in the next quarter. We currently pay a rate of 2.97% on these borrowings and expect the rate to increase at least 200 basis points. Our loan yield and deposit cost spread has narrowed 39 basis points since the March 2005 quarter as deposits have repriced upwards faster than our loans have repriced.

	Three Months Ended
	March 2006	December 2005	September 2005	June 2005	March 2005	December 2004	September 2004	June 2004	March 2004
	(Dollars in Thousands)
Cost of Liabilities	3.86%	3.73%	3.55%	3.36%	3.18%	3.05%	2.76%	2.58%	2.49%
Cost of Deposits	3.38	3.01	2.68	2.38	2.25	2.05	1.80	1.72	1.81
Cost of CD’s	3.92	3.59	3.26	2.97	2.80	2.67	2.34	2.26	2.38
Cost of NOW Accts	1.26	0.76	0.81	0.78	0.72	0.57	0.54	0.49	0.45
Cost of Savings	0.26	0.25	0.25	0.23	0.23	0.24	0.25	0.25	0.24
Cost of MMDA	3.83	3.21	2.97	2.52	2.43	1.93	1.57	1.43	1.34
Cost of Borrowings	4.30	4.32	4.18	3.98	3.74	3.67	3.41	3.19	2.94

Yield on Assets	4.95	4.94	4.46	4.37	4.16	4.02	3.91	3.83	3.72
Yield on Freddie Mac	2.82	3.13	2.22	2.21	2.09	1.79	1.85	2.05	1.97
Yield on Assets excluding Freddie Mac	5.77	5.58	5.32	5.20	4.99	4.92	4.73	4.48	4.39
Yield on Loans	6.73	6.61	6.32	6.20	5.99	6.10	5.80	5.75	5.79

Yield on Mortgage Securities	4.80	4.66	4.52	4.42	4.29	4.12	4.01	3.62	3.40

Loan/Deposit Spread	3.35	3.60	3.64	3.82	3.74	4.05	4.00	4.03	3.98
Mortgage Securities/Borrowings Spread	0.50	0.34	0.34	0.44	0.55	0.45	0.60	0.43	0.46

Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense during the March 2006 quarter and the March 2005 quarter. Information is provided in each category with respect to:

•	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005 Increase/(Decrease)
	Due to			Net
	Volume	Rate	Combined
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$174	$65	$189	$428
FHLB common stock and other equity securities	(18)	348	(10)	320
Mortgage-backed securities and collateralized mortgage obligations available for sale	(2,360)	2,034	(282)	(608)
Other investment securities available for sale	285	209	146	640
Loans receivable	3,294	2,433	405	6,132

Total interest-earning assets	1,375	5,089	448	6,912

Freddie Mac common stock (1)	(44)	536	(5)	487

Total interest-earning assets and Freddie Mac common stock	1331	5,625	443	7,399

Interest-bearing liabilities:
NOW accounts	50	210	36	296
Savings accounts	(3)	3	(0)	(0)
Money market deposit accounts	79	615	46	740
Certificates of Deposit	2,025	1,675	808	4,508

Total interest-bearing deposits	2,151	2,503	890	5,544
Borrowed funds	(2,312)	2,333	(345)	(324)

Total interest-bearing liabilities	(161)	4,836	545	5,220

Change in net interest income including Freddie Mac common stock	$1,492	$789	$(102)	$2,179

(1)	The rate/volume table shows the changes resulting from both rate and volume in the combined column in lieu of allocating this amount to the rate and volume columns.

Interest income on loans increased $6.1 million with $3.3 million of the increase due to increased loan balances and $2.4 million to increased rates on loans. Interest income on mortgage securities decreased $608,000 with $2.0 million increase due to higher yields and a decrease of $2.4 million due to lower balances. Interest expense on borrowings decreased $324,000 with a $2.3 million decrease due to lower balances and a $2.3 million increase due to higher rates with a $345,000 decrease due to the combination of balance and rates. Interest expense on certificates of deposit increased due to both higher rates and increased balances. The change in net interest income shows $1.5 million due to higher balances and $789,000 due to higher rates. The portion due to higher rates is generally due to asset yields going up faster than liability costs. Liability costs so far have lagged the increases in overall interest rates.

The following table shows our net interest income, net interest spread and net interest margin and the impact the dividends on each of these from our Freddie Mac stock and its dividends. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percent of average earning assets. Our net interest income was up $187,000 in the March quarter compared to the December 2005 quarter as our shift to loans and their higher interest income more than offset the impact of overall higher interest rates on our interest expense.

	Three Months Ended
	March 31, 2006	December 30, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 30, 2004
	(Dollars in Thousands)
Net Interest Income	$6,667	$6,480	$5,699	$5,811	$5,757	$5,640
Net Interest Income excluding Freddie Mac dividends	$4,581	$4,359	$4,120	$4,212	$4,158	$4,262
Attributable to Freddie Mac dividends	$2,086	$2,121	$1,579	$1,599	$1,599	$1,378

Net Interest Spread	1.09%	1.21%	0.91%	1.01%	0.98%	0.97%
Net Interest Spread excluding Freddie Mac dividends	1.91%	1.85%	1.77%	1.84%	1.81%	1.87%
Attributable to Freddie Mac dividends	(0.82)%	(0.64)%	(0.86)%	(0.83)%	(0.83)%	(0.90)%

Net Interest Margin	2.49%	2.50%	2.21%	2.22%	2.16%	2.12%
Net Interest Margin excluding Freddie Mac dividends	2.36%	2.28%	2.20%	2.23%	2.19%	2.26%
Attributable to Freddie Mac dividends	0.13%	0.22%	0.01%	(0.01)%	(0.03)%	(0.14)%

Yield on Assets	4.95%	4.94%	4.46%	4.37%	4.16%	4.02%
Cost of Liabilities	3.86%	3.73%	3.55%	3.36%	3.18%	3.05%

Provision for Loan Losses

No provision for loan losses was taken for the three months or six months ended March 31, 2006 and 2005. CharterBank had net recoveries of $1,749 for the three months ended March 31, 2006 compared to net charge-offs of $27,239 for the three months ended March 31, 2005 and $16,950 in net charge offs for the six months ended March 31, 2006 compared to $240,146 in net charge offs for the six months ended March 31, 2005. The 2005 charge offs included $222,456 of a loan acquired in the acquisition of Citizens Bank in 1999 for which reserves had been brought forward in purchase accounting.

Noninterest Income

Noninterest income was $1.7 million for the three months ended March 31, 2006 and $7.7 million for the six months ended March 31, 2006 and was $1.7 million for the three months ended March 31, 2005 and $5.0 million for the six months ended March 31, 2005. The table below shows the components of noninterest income for the last ten quarters. There was a $4.8 million gain on sale of securities during the six months ended March 31, 2006 compared to $2.6 million for the six months ended March 31, 2005. The gain on sale of securities was a gain on the sale of Freddie Mac common stock resulting from the exercise of calls written as a part of Charter Financial’s covered call program. Our deposit fees have increased as our checking products have increased in balance and to a lesser extent increased fees. Courtesy pay and insufficient funds fees were 58% of the $883,000 for the three months ended March 31, 2006. The March 2006 gain on sale of loans of $153,000 is the lowest level recorded in the last ten quarters as one-to-four family mortgage rates have increased and the levels of refinancing and originations of conforming loans have dropped.

	Loan Servicing Fees	Deposit Fees	Gain on the Sale of Loans	Gain on Sale of Investments, Net	Equity in Gain (Loss) of Limited Partnership	Gain (Loss) on Covered Call Program	Brokerage Commissions	Other Income
	(Dollars in Thousands)
For the Quarters Ended
March 31, 2006	$69	$883	$153	$—	$—	$309	$121	$158
December 31, 2005	62	833	163	4,769	—	13	116	4
September 30, 2005	63	745	254	1,603	—	76	127	3
June 30, 2005	64	679	196	1,906	—	141	104	18
March 31, 2005	58	632	201	16	—	674	70	44
December 31, 2004	62	670	233	2,599	—	(366)	91	3
September 30, 2004	62	689	255	988	(200)	11	75	106
June 30, 2004	57	625	345	38	—	(2)	61	6
March 31, 2004	58	672	309	627	—	81	59	38
December 31, 2003	32	563	242	576	—	59	69	6

As discussed above, net gain on sale of investments, a component of our noninterest income, may fluctuate significantly from quarter to quarter depending on the volume of covered calls exercised during such quarter.

Noninterest Expense

Noninterest expense increased $342,493 to $4.9 million for the three months ended March 31, 2006 from $4.5 million for the three months ended March 31, 2005. The table following shows the components of noninterest expense for the past five quarters.

	For the Three Months Ended					For the Six Months Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	March 31, 2006	March 31, 2005
	(Dollars in Thousands)
Compensation & employee benefits	$2,673	$2,857	$2,506	$2,212	$2,586	$5,530	$5,376
Occupancy	906	877	684	770	654	1,784	1,346
Legal & professional	356	361	473	471	318	717	555
Marketing	270	180	164	194	261	451	432
Furniture & equipment	159	145	190	176	187	303	383
Postage, office supplies, and printing	120	135	128	141	128	254	246
Federal insurance premiums and other regulatory fees	60	58	58	58	58	118	115
Net cost (gain) of operations of real estate owned	(3)	45	16	10	10	42	7
Deposit premium amortization expense	43	45	45	45	49	88	99
Other	288	337	339	458	279	625	572

Total	$4,872	$5,040	$4,603	$4,535	$4,530	$9,912	$9,131

Compensation and employee benefits increased $87,000 over the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was due to incentive accruals based on 100% achievement of targets. Compensation and employee benefits expense was $154,000 higher in the six months ended March 31, 2006 than the six months ended March 31, 2005. Occupancy expense increased in the six months ended March 31, 2006 compared to the same period in 2005 due partly to impairment on a building for $187,000.

Income Taxes

Income tax expense increased to $936,000 for the three months ended March 31, 2006 from $460,000 for the three months ended March 31, 2005, for an increase of $476,000. The increase was primarily due to higher levels of taxable income and a higher effective tax rate.

Asset Quality

The following table shows that nonperforming loans declined from $4.1 million at September 30, 2005 to $3.7 million at March 31, 2006. Nonperforming loans as a percent of total loans decreased from 1.12% at September 30, 2005 to 0.95% at March 31, 2006. Approximately 96.0% of our nonaccrual loans had real estate as collateral at March 31, 2006. Nonperforming loans are not accruing interest. The following table also shows under-performing loans and nonperforming assets.

	March 31, 2006	September 30, 2005
	(Dollars in Thousands)
Underperforming loans	$189	$133
Total nonperforming loans	3,702	4,075
Foreclosed real estate, net	709	1,120

Total nonperforming assets	$4,411	$5,195

Nonperforming loans to total loans	0.95%	1.12%
Nonperforming assets to total assets	0.40%	0.49%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans increased from $133,000 at September 30, 2005 to $189,000 at March 31, 2006.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan classification system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. There were no provisions for loan losses taken for the six months ended March 31, 2006, and March 31, 2005. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

During the six months ended March 31, 2006, the allowance for loan losses decreased by $16,950 to $6.1 million. When reviewing the allowance for loan losses, it is important to understand Charter Financial’s lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. Charter Financial has mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

We have no loans that are not currently disclosed as non-accrual, past due, underperforming or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms.

Commitments

Charter Financial had commitments to fund loans at March 31, 2006 of approximately $52.4 million. Commitments to fund loans include unused consumer credit lines of approximately $11.3 million, unused commercial credit lines of approximately $15.3 million, unfunded construction loans of approximately $22.0 million, approved but not yet funded mortgage loans, primarily for portfolio, of approximately $1.3 million and nonresidential loans of approximately $2.5 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so Charter Financial has no interest rate risk on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$1,266,850	—	—	—	—
Loan commitments to fund construction loans in process	22,049,894	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	2,493,600	—	—	—	—
Available home equity and unadvanced lines of credit	26,643,147	—	—	—	—
Letters of credit	1,480,140	—	—	—	—
Lease agreements	85,624	75,024	14,952	—	—
Deposits	243,516,467	94,812,113	11,205,567	9,063,230	5,513,434
Securities sold under agreements to repurchase	54,935,000	—	—	—	—
FHLB advances	50,000,000	100,000,000	—	10,000,000	127,000,000

Total commitments and contractual obligations	$402,470,722	194,887,137	11,220,519	19,063,230	132,513,434

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote. In the prior quarter, there were repurchase agreements of $62.3 million outstanding.

Derivative Instruments

We had no material commitments to originate loans held for sale at March 31, 2006. In prior periods, these commitments were accounted for at fair value.

The commitments to sell loans are best effort, forward sale agreements, and not mandatory forward sale commitments. The best effort agreements are not derivative instruments, and therefore, are not accounted for as derivatives. The interest rate caps and floors in our adjustable rate loans are clearly and closely related to the interest rate in the loan, and therefore, the floors and caps are not accounted for separately from the loan as a derivative instrument. The commitment to purchase investment securities is a firm forward commitment, which is accounted for as a derivative instrument and recorded at fair value.

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

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits increased by $45.4 million to $365.5 million at March 31, 2006, from $320.1 million at September 30, 2005. Wholesale deposits were $86.7 million at March 31, 2006 compared to $69.8 million at September 30, 2005. Wholesale deposits included $45.0 million in brokered deposits at March 31, 2006 and September 30, 2005, respectively. Time deposit accounts scheduled to mature within one year were $100.1 million and $136.2 million at March 31, 2006 and September 30, 2005, respectively. While CharterBank has experienced inconsistent certificates of deposit growth, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds, increase deposit fees and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At March 31, 2006, our maximum borrowing capacity from the FHLB was approximately $393.9 million compared to $375.6 million at September 30, 2005. At March 31, 2006, we had outstanding FHLB borrowings of $312.0 million compared to $287.0 million at September 30, 2005, with unused borrowing capacity of $81.9 million and $88.6 million, respectively. Availability of eligible loans and securities to pledge as collateral limits our borrowing capacity at the FHLB. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. Funds available through reverse repurchase agreements are limited by the availability of securities to pledge as collateral. At March 31, 2006, reverse repurchase agreements totaled $54.9 million, a $40.4 million decrease from the amount outstanding at September 30, 2005 of $95.3 million. This funding was replaced with a combination of wholesale and retail deposits. We can also obtain funds in the wholesale deposit markets. Funding for loan growth may come from retail deposit growth, wholesale deposit growth, FHLB borrowings and reverse repurchase agreements.

Our Freddie Mac common stock can also be used as collateral for loans and we have established a line of credit that allows borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, interest rates, local and general economic conditions and competition in the market place strongly affect deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $43.3 million for the six months ended March 31, 2006. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

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

During the three months ended March 31, 2006, we originated approximately $36.7 million in total loans. Residential mortgage loans accounted for 31.42% of the originations, construction loans for 23.83%, commercial and commercial real estate for 38.99%, and consumer loans for 5.76%. Of the $11.5 million in residential mortgage loans originated, $6.6 million were sold to investors. During the six months ended March 31, 2006, we originated approximately $84.1 million in total loans. Residential mortgage loans accounted for 33.52% of the originations, construction loans for 20.03%, commercial and commercial real estate for 42.19%, and consumer loans for 4.26%. At March 31, 2006 and September 30, 2005, CharterBank had loan commitments to borrowers of approximately $25.8 million and $37.0 million, respectively, and available home equity and unadvanced lines of credit of approximately $26.6 million and $23.3 million, respectively. Of the $28.2 million in residential mortgage loans originated, $15.7 million were sold to investors.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $43.8 million for the six months ended March 31, 2006, and $90.1 million for the six months ended March 31, 2005. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities and fund loans.

Capital expenditures of $2.4 million during the six months ended March 31, 2006 included approximately $2.1 million for branch expansions. We anticipate capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2006. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

Charter Financial does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Charter Financial’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement requires the recognition of servicing assets and liabilities and allows subsequent measurement by either an amortization method or fair value. Implementation is required for years beginning after September 15, 2006. The impact of implementation on the Company’s financial statements will not be material.

Item 3

Quantitative and Qualitative Disclosures about

Market Risk

As of March 31, 2006, there were no substantial changes from the interest rate sensitivity analysis or changes in the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2005. Please see the net interest income discussion in Item two of this document for additional discussion of the impact of changes in interest rates on our net interest income. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2005, included in Charter Financial’s 2005 Annual Report on Form 10-K.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Charter Financial held its annual meeting of shareholders on February 22, 2006. The proposal submitted to the shareholders at the Meeting was approved. The proposal submitted to shareholders and the tabulation of votes for the proposal is as follows:

Election of two candidates to the board of directors.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Against	Abstentions
Jane W. Darden	19,078,042	0	108,613
Thomas M. Lane	19,071,604	0	115,051

There were no broker non-votes applicable to this matter.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charter Financial Corporation

Date: May 9, 2006	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Chief Financial Officer, Vice President and Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications