Form 10-Q
period 2006-06-30
CHARTER FINANCIAL CORP/GA
filed 2006-08-08
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $0.01 par value per share	19,833,705 shares

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

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

June 30, 2006 and September 30, 2005

(unaudited)

	June 30, 2006	September 30, 2005
Assets
Cash and amounts due from depository institutions	$23,485,935	12,295,506
Interest-bearing deposits in other financial institutions	26,364,854	8,568,599

Cash and cash equivalents	49,850,789	20,864,105

Loans held for sale, market value of $1,498,758 and $1,248,495 at June 30, 2006 and September 30, 2005, respectively	1,482,614	1,233,679
Freddie Mac common stock available for sale	252,981,875	254,775,750
Mortgage-backed securities and collateralized mortgage obligations available for sale	320,101,957	358,461,047
Other investment securities available for sale	37,710,105	17,711,641
Federal Home Loan Bank stock	16,363,700	14,869,300

Loans receivable	391,941,880	363,898,792
Unamortized loan origination fees, net	(892,249)	(930,936)
Allowance for loan losses	(6,075,951)	(6,160,314)

Loans receivable, net	384,973,680	356,807,542

Real estate owned	808,423	1,120,418
Accrued interest and dividends receivable	3,746,677	3,222,854
Premises and equipment, net	17,042,844	13,969,137
Intangible assets, net of amortization	5,638,319	5,765,492
Cash surrender value of life insurance	12,143,117	—
Other assets	2,342,504	1,769,518

Total assets	$1,105,186,604	1,050,570,483

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$396,406,158	320,129,182
FHLB advances and other borrowings	361,660,000	382,336,000
Advance payments by borrowers for taxes and insurance	1,197,216	1,314,541
Deferred income taxes	90,026,255	93,270,870
Other liabilities	12,241,569	10,289,711

Total liabilities	861,531,198	807,340,304

Stockholders’ Equity:
Common stock, $0.01 par value; 19,833,705 and 19,830,705 shares issued at June 30, 2006 and September 30, 2005, respectively; 19,632,372 and 19,629,372 shares outstanding at June 30, 2006 and September 30, 2005, respectively	198,337	198,307
Additional paid-in capital	39,054,675	38,384,588
Treasury stock, at cost; 201,333 shares at June 30, 2006 and September 30, 2005	(6,261,270)	(6,261,270)
Unearned compensation - ESOP	(2,121,940)	(2,286,940)
Retained earnings	68,541,670	63,790,437
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale, net of tax	144,243,934	149,405,057

Total stockholders’ equity	243,655,406	243,230,179

Total liabilities and stockholders’ equity	$1,105,186,604	1,050,570,483

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended June 30, 2006 and 2005

(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Interest and dividend income:
Loans receivable	$6,807,000	5,284,971	19,427,246	15,168,037
Mortgage-backed securities and collateralized mortgage obligations	4,028,969	4,235,311	12,217,905	12,564,881
Equity securities	2,308,217	1,781,215	6,912,246	5,052,282
Debt securities	457,973	92,709	892,999	311,927
Interest-bearing deposits in other financial institutions	136,892	27,216	348,940	62,173

Total interest and dividend income	13,739,051	11,421,422	39,799,336	33,159,300

Interest expense:
Deposits	3,241,346	1,538,909	8,307,511	4,234,958
Borrowings	4,041,119	4,070,985	11,888,270	11,715,816

Total interest expense	7,282,465	5,609,894	20,195,781	15,950,774

Net interest income	6,456,586	5,811,528	19,603,555	17,208,526
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	6,456,586	5,811,528	19,603,555	17,208,526

Noninterest income:
Gain on sale of loans and related fees	192,725	195,793	508,754	630,077
Service charges on deposit accounts	981,460	679,030	2,697,566	1,981,006
Gain on sale of Freddie Mac common stock	—	1,905,743	4,768,735	4,482,520
Net gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	—	—	38,069
Loan servicing fees	64,121	64,476	195,962	184,365
Net gain on operation of covered call program	214,839	140,955	537,577	449,217
Brokerage commissions	173,808	104,137	410,813	265,057
Bank owned life insurance	122,473	—	143,117	—
Other	38,941	17,909	180,322	65,085

Total noninterest income	1,788,367	3,108,043	9,442,846	8,095,396

Noninterest expense:
Salaries and employee benefits	3,095,388	2,212,453	8,625,497	7,587,999
Occupancy	760,053	769,821	2,543,606	2,116,225
Legal and professional	312,563	471,225	1,029,154	1,026,612
Marketing	236,188	193,655	686,808	626,013
Furniture and equipment	185,445	176,293	488,828	558,769
Postage, office supplies, and printing	147,001	141,151	401,359	386,753
Federal insurance premiums and other regulatory fees	61,329	57,907	179,814	172,366
Net cost of operations of real estate owned	44,758	10,315	87,200	17,632
Deposit premium amortization expense	39,502	44,703	127,173	143,924
Other	418,044	457,475	1,043,076	1,029,803

Total noninterest expense	5,300,271	4,534,998	15,212,515	13,666,096

Income before income taxes	2,944,682	4,384,573	13,833,886	11,637,826
Income tax expense	394,840	1,175,653	3,398,136	3,041,850

Net income	$2,549,842	3,208,920	10,435,750	8,595,976

Basic net income per share	$0.13	0.16	0.54	0.44

Diluted net income per share	$0.13	0.16	0.54	0.44

Weighted average number of common shares outstanding	19,418,930	19,529,672	19,406,886	19,521,791

Weighted average number of common and common equivalent shares outstanding	19,552,867	19,550,470	19,534,975	19,570,263

See accompanying notes to the unaudited consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2006 and June 30, 2005

(unaudited)

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Cash flows from operating activities:
Net income	$10,435,750	8,595,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708,075	690,117
Provision for asset impairment	184,233	—
Loss on sale of assets	53,679	—
Allocation of ESOP common stock	581,510	611,402
(Accretion) amortization of premiums and discounts, net	(181,030)	250,687
Gain on sale of loans and related fees	(508,754)	(630,077)
Proceeds from sale of loans held for sale	15,981,378	6,359,390
Originations and purchases of loans held for sale	(15,721,559)	(5,156,667)
Gain on sale of Freddie Mac common stock	(4,768,735)	(4,482,520)
Net gain on sales of mortgage-backed securities, collateralized mortgage obligations, and other investments	—	(38,069)
Provision (benefit) for allowance in other real estate owned	61,818	(22,421)
Loss on sale of real estate owned	33,716	14,134
Stock option expense	165,828	—
Increase in cash surrender value on bank owned life insurance	(143,117)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(523,823)	(374,485)
Increase in other assets	(600,866)	(261,441)
Increase in other liabilities	1,951,858	4,158,655

Net cash provided by operating activities	7,709,961	9,714,681

Cash flows from investing activities:
Proceeds from sale of equity securities and other investment securities available for sale	—	8,300,000
Proceeds from sale of mortgage-backed securities and collateralized mortgage obligations available for sale	—	6,428,323
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	60,540,533	101,970,668
Purchases of mortgage-backed securities and collateralized mortgage obligations available for sale	(28,673,633)	(110,968,456)
Purchases of other investments securities	(26,013,842)	—
Proceeds from sale of Freddie Mac common stock	4,910,794	4,582,542
Proceeds from maturities of other securities available for sale	5,934,676	4,000,000
Purchase of FHLB stock	(1,968,800)	(9,461,500)
Proceeds from redemption of FHLB stock	474,400	9,347,100
Net increase in loans receivable, exclusive of loan sales	(29,112,081)	(22,766,530)
Proceeds from sale of real estate owned	1,162,404	316,651
Proceeds from sale of premises and equipment	303,385	—
Purchases of premises and equipment	(4,168,027)	(3,490,990)
Purchase of cash surrender value of life insurance	(12,000,000)	—

Net cash used in investing activities	(28,610,191)	(11,742,192)

Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	87,780	198,968
Dividends paid	(5,684,517)	(10,017,810)
Net increase in deposits	76,276,976	12,198,202
Proceeds from Federal Home Loan Bank advances	99,750,000	254,365,000
Principal payments on advances from Federal Home Loan Bank	(66,250,000)	(258,970,000)
Proceeds from other borrowings	637,458,000	1,212,589,678
Principal payments on other borrowings	(691,634,000)	(1,204,956,678)
Net decrease in advance payments by borrowers for taxes and insurance	(117,325)	(373,863)

Net cash provided by financing activities	49,886,914	5,033,497

Net increase in cash and cash equivalents	28,986,684	3,005,986
Cash and cash equivalents at beginning of period	20,864,105	12,371,229

Cash and cash equivalents at end of period	$49,850,789	15,377,215

Supplemental disclosures of cash flow information:
Interest paid	$19,647,993	14,656,229

Income taxes paid	$4,082,450	2,125,412

Financing activities:
Real estate acquired through foreclosure of the loans receivable	$945,943	716,837

Financed sales of other real estate	$805,632	17,000

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Charter Financial and its wholly owned subsidiary, CharterBank as of June 30, 2006 and September 30, 2005, and for the three and nine-month periods ended June 30, 2006 and 2005. Significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements for the three and nine months ended June 30, 2006, and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Charter Financial’s annual report on Form 10-K for the year ended September 30, 2005.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation requires the recognition of tax assets and liabilities when realization is more likely than not. Implementation is required for years beginning after December 15, 2006. The impact of implementation on the Company’s financial statements will not be material.

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

(3) Earnings per Share

Earnings per share are calculated according to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” ESOP shares are only considered outstanding for earnings per share calculations when the shares have been committed to be released. Presented below are the calculations for basic and diluted earnings per share for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Basic:
Net income	$2,549,842	$3,208,920	$10,435,750	$8,595,976
Weighted average number of common shares outstanding	19,418,930	19,529,672	19,406,886	19,521,791
Basic earnings per share	$0.13	$0.16	$0.54	$0.44

Diluted:
Net income	$2,558,168	$3,208,920	$10,460,727	$8,595,976
Weighted average number of common and common equivalent shares outstanding	19,552,867	19,550,470	19,534,975	19,570,263
Diluted earnings per share	$0.13	$0.16	$0.54	$0.44

(4) Comprehensive Income

The primary component of other comprehensive income for the Company is net unrealized gains and losses on Freddie Mac common stock and investment and mortgage-backed securities available for sale. The table below summarizes total comprehensive income for the three months and nine months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Total comprehensive income	$(11,013,536)	$(28,469,973)	$9,740,867	$19,961,336
Change in net unrealized holding gains on securities, net of income taxes	(13,563,378)	(32,849,019)	2,233,120	14,117,627
Less reclassification adjustment for net gains realized in net income	—	1,170,126	2,928,003	2,752,267

Net income	$2,549,842	$3,208,920	$10,435,750	$8,595,976

(5) Stock-Based Compensation

Charter Financial’s 2001 Stock Option Plan (the “Plan”), as amended, allows for stock option awards for up to 707,943 shares of the Company’s common stock to eligible directors and employees. At June 30, 2006, Charter

Financial had granted 291,250 options under the Plan, of which 11,300 have been exercised and 4,150 forfeited. Under the provisions of the Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over periods up to five years and have a ten-year maturity. Charter Financial generally grants incentive stock options when the grant qualifies for special federal income tax treatment and grants nonqualified options when the grant does not qualify. Effective October 1, 2005, Charter Financial implemented SFAS No. 123R using the modified prospective transition method. For the nine months ended June 30, 2006 stock option expense of $165,828 was recorded in the income statement in income before taxes. The net income impact was approximately $140,850 and there was no net impact on cash flow from operations and cash flow from financing activities. Basic and diluted earnings per share remained $0.54 with or without this stock option expense.

There were no grants or expirations of stock options during the nine month period ended June 30, 2006. There were 1,600 shares exercised and there were no options forfeited during the three month period ended June 30, 2006. There were 3,000 shares exercised and there were 900 unvested options forfeited during the nine month period ended June 30, 2006. There were 279,700 options outstanding at September 30, 2005 and 275,800 outstanding at June 30, 2006. The table below shows the intrinsic value of options exercised and options outstanding.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value of Unexercised in the Money Options
Options outstanding – October 1, 2005	279,700	$31.10	7	$836,211
Granted	—	—	—	—
Exercised	3,000	29.26	6	26,152
Cancelled or expired	900	31.33	7	6,946
Options outstanding – June 30, 2006	275,800	31.12	7	2,300,285
Options exercisable – June 30, 2006	76,700	29.26	6

The fair value of each option grant is estimated on the date of grant using the Black Scholes valuation model. There were no grants in the nine months ended June 30, 2006 or the year ended September 30, 2005. The weighted average assumptions used and the estimated fair values for the year ended September 30, 2004 as follows:

Risk-free interest rate	4.34%
Dividend yield	6.06%
Expected life at date of grant	7 years
Volatility	22.00%
Weighted average grant-date fair value	$4.00

Prior to the implementation of SFAS No. 123R Charter Financial accounted for the Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option based employee compensation cost was reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Charter Financial had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the nine months ended June 30, 2005.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$3,208,920	$8,595,976
Add: Total stock-based compensation expense included in reported net income, net of tax	223,436	882,164
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(283,223)	(1,061,525)

Pro forma net income	$3,149,133	$8,416,615

Earnings per share:
Basic – as reported	$0.16	$0.44
Basic – pro forma	$0.16	$0.43

Diluted – as reported	$0.16	$0.44
Diluted – pro forma	$0.16	$0.43

The adoption of FAS 123R did not change the expense relating to Charter Financial’s Recognition and Retention restricted stock program.

Recognition and retention grants and stock option grants vest at the earlier of the scheduled vesting or death, disability, or qualified retirement. At June 30, 2006, the Company has compensation cost not yet recognized of $399,340 for stock options and $2,091,970 for restricted stock grants, which will be recognized over a weighted average period of nine months for the stock options and twenty-five months for the restricted stock. All grants made prior to the implementation of SFAS 123(R) are expensed to the scheduled vesting date. Grants subsequent to the implementation of SFAS 123(R) will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with 10 years of service. One grant recipient is qualified for retirement as of June 30, 2006. Four restricted stock grant recipients and nine stock option grant recipients will be qualified for retirement before all of their grants reach scheduled vesting.

	Shares	Weighted Average Grant Date Fair Value per Award
Unvested Restricted stock awards- October 1, 2005	133,044	$30.94
Granted	—	—
Vested	—	—
Cancelled or expired	200	32.99
Unvested Restricted stock awards- June 30 ,2006	132,844	30.93

(6) Intangible Assets, Net

Intangible assets, net include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. as follows:

	June 30, 2006	September 30, 2005
Goodwill	$4,325,282	$4,325,282
Deposit Premium, net of amortization of $662,904 and $535,731, respectively	1,313,037	1,440,210

	$5,638,319	$5,765,492

The deposit premium is being amortized using the double-declining balance method over thirteen years. Charter Financial recorded amortization expense related to the deposit premium of $39,502 and $127,173 for the three and nine months ended June 30, 2006, respectively.

(7) Derivative Instruments – Covered Call Program

At June 30, 2006, Charter Financial had covered call options on Freddie Mac common stock outstanding on 225,000 shares. Deferred income, which is recorded in the liability section of the condensed consolidated statement of financial condition, is cash that Charter Financial received when writing the call. If the call expires unexercised, deferred income is realized upon maturity of the call. If the call is exercised, deferred income is included as gain or loss on the sale of Freddie Mac common stock. Charter Financial has also recorded the unrealized loss and gain in the income statement, as the derivative instruments do not qualify as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The mark to market loss or gain is recorded in noninterest income of the consolidated statements of income. During the nine months ended June 30, 2006, holders of the covered call options exercised options to purchase 75,000 shares of Freddie Mac common stock. The income statement impact of the covered call premium and mark to market is as follows:

	Three Months Ended June		Nine Months Ended June
	2006	2005	2006	2005
Net Gain on Fair Value in Income Statement	$12,895	$(96,560)	$215,138	$53,430
Realized Income	201,944	237,515	322,439	395,787

Income on Covered Calls	$214,839	$140,955	$537,577	$449,217

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

•	At June 30, 2006, our total capital is 22% of total assets.

•	Our book value per share was $12.41 at June 30, 2006, of which $7.73 is provided by the after tax equity in our investment in Freddie Mac stock.

•	Our investment in Freddie Mac common stock declined from $270.7 million at March 31, 2006 to $253.0 million at June 30, 2006 as a result of a decline from $61.00 per share at March 31, 2006 to $57.01 at June 30, 2006. This was the primary reason for our other comprehensive loss of $13.6 million net of tax. Our book value per share decreased by $0.61 per share during the three months.

•	Our earnings and the waiver of dividends by First Charter, MHC support our ability to pay dividends as we paid out 62.85% of earnings for the quarter and 54.47% for the nine months ended June 30, 2006.

•	We are working to improve the level and consistency of our earnings and thus improving our franchise value.

•	We paid a regular quarterly dividend of 45 cents per share to our minority shareholders during the quarter ended June 30, 2006.

•	Our net interest income has improved by $645,000 from the June 2005 quarter to the June 2006 quarter due to growth in loan balances and higher dividends on Freddie Mac stock. Net interest income declined by $211,000 from March 2006 to June 2006 as the cost of deposits increased faster than loan yields.

•	We increased our franchise value and earnings by increasing both core deposits and the related deposit fees.

•	Non-performing loans were lower than in the previous quarter. Management believes that the allowance for loan losses is adequate. No provision is indicated, as losses and risk in the loan portfolio are essentially the same.

•	The writing of covered call options on Freddie Mac common stock resulted in income of $214,839 and $537,577 for the three and nine months ended June 30, 2006, respectively. There were no call options exercised during the three months and call options on 75,000 shares exercised during the nine months ended June 30, 2006 resulting in a pretax gain of $4.8 million on sale of stock.

Management Strategy

We have a growth-oriented strategy focused on (1) expanding our retail banking operations and thus the franchise value of our retail bank, (2) managing our Freddie Mac common stock while reviewing strategies to increase or realize its value for our shareholders, and (3) effectively managing our capital.

Expanding Retail Banking Operations. Our retail banking strategy is to operate as a well-capitalized community bank dedicated to providing a superior customer experience through excellent and personalized service and quality products at competitive prices and convenience. We have sought to implement this strategy by concentrating on expanding our branch network and delivery channels for our customers, and on our core product offerings, including residential and commercial mortgage loans and a variety of checking and savings products. We focus on core deposit products such as Totally Free checking that provide low cost funding and fee income opportunities.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years, our total annual return on Freddie Mac common stock has averaged approximately 12%. Dividends on our Freddie Mac common stock are an important component of our shareholder value. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. We sell covered call options on the Freddie Mac common stock as a means of enhancing our return on this investment. We continue to review our investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our stockholders.

Managing our Capital. The third major component of our strategy is capital management. During the nine months of this fiscal year we have increased our regular quarterly dividend from $0.35 to $0.45 per share and paid a special dividend of $0.35. We increased our capital leverage in fiscal 2003 with the additional retail assets and deposits acquired in the acquisition of EBA Bancshares, Inc. and its wholly owned banking subsidiary, Eagle Bank of Alabama. While our current retail focus is increasing market share within our existing market, we regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool for us.

Our capacity to pay dividends is enhanced when First Charter, MHC is willing and permitted by the Office of Thrift Supervision (the “OTS”) to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends and/or share repurchases.

General

Charter Financial Corporation is a federally chartered corporation organized in 2001 and is registered as a savings and loan holding company with the OTS. Charter Financial serves as the holding company for CharterBank. First Charter, MHC, a federal mutual holding company, owns approximately 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHFN”. Unless the context otherwise requires, all references herein to the Company, CharterBank or Charter Financial include Charter Financial and CharterBank on a consolidated basis.

Charter Financial’s principal business is its ownership of CharterBank. Charter Financial also owns 1,882,500 shares of Freddie Mac common stock. Additionally, CharterBank owns 2,555,000 shares of Freddie Mac common stock. Our Condensed Consolidated Statement of Financial Condition at June 30, 2006 reflects $253.0 million of Freddie Mac common stock, representing consolidated ownership of 4,437,500 shares of Freddie Mac common stock, of which $247.1 million is unrealized gain. Noninterest-bearing liabilities include $95.4 million in deferred taxes related to the unrealized gain on the Freddie Mac common stock. Accumulated other comprehensive income includes $151.7 million representing the net unrealized gain on the Freddie Mac common stock.

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

For the Quarters Ended	Tier 1 Capital	Risk-Weighted Capital Ratio	Regulatory Core Capital Ratio	Total Risk -Based Capital	Total Risk -Based Capital Ratio
	(Dollars in Millions)
June 30, 2006	$75.4	12.64%	8.77%	$150.8	25.28%
March 31, 2006	73.4	12.47	8.79	146.8	24.94
December 31, 2005	71.4	12.73	8.84	142.9	25.46
September 30, 2005	78.8	14.69	9.86	148.1	27.62

June 30, 2005	77.3	14.24	9.86	154.5	28.48
March 31, 2005	75.7	14.28	9.64	151.4	28.56
December 31, 2004	73.8	13.93	9.38	147.5	27.87
September 30, 2004	72.3	14.19	9.46	144.6	28.37

At June 30, 2006 and September 30, 2005, we significantly exceeded each of the applicable regulatory capital requirements. Tier 1 capital as a percent of total regulatory assets is consistently above the “well-capitalized” requirement of 5.0%. Total risk-based capital ratios exceed the applicable “well-capitalized” requirement for risk-based capital of 10.0%. CharterBank exceeded the “well-capitalized” level of its various regulatory capital requirements by amounts ranging from $32.4 million to $91.2 million at June 30, 2006. We made a capital distribution from CharterBank to Charter Financial of $9.0 million during the first quarter of fiscal 2006, which resulted in the $7.4 million reduction in Tier 1 capital shown in the table above at December 31, 2005.

As shown in the table below, we have a history of increasing dividends as well as paying special dividends.

Date Paid	Amount	Type
June 2002	$0.10	Quarterly
September 2002	$0.10	Quarterly
December 2002	$0.10	Quarterly
March 2003	$0.10	Quarterly
June 2003	$0.20	Quarterly
September 2003	$0.20	Quarterly
January 2004	$0.20	Quarterly
March 2004	$0.20	Special
March 2004	$0.20	Quarterly
June 2004	$0.25	Quarterly
September 2004	$0.25	Quarterly
January 2005	$0.25	Quarterly
February 2005	$2.00	Special
March 2005	$0.25	Quarterly
June 2005	$0.35	Quarterly
September 2005	$0.35	Quarterly
January 2006	$0.35	Quarterly
February 2006	$0.35	Special
March 2006	$0.45	Quarterly
June 2006	$0.45	Quarterly

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

Our capacity to pay dividends is limited by several factors including cash availability at Charter Financial, tax considerations, regulatory requirements and the First Charter, MHC’s willingness and ability to waive its dividends on the approximately 80% of our stock that it owns. Historically, the First Charter, MHC has waived its portion of the dividends we pay and intends to waive future dividends. First Charter, MHC is required to obtain approval of the OTS prior to waiving a dividend. The OTS considers a variety of factors in approving dividend waivers including its assessment of the rights of the First Charter, MHC’s stakeholders. The following table reconciles the total voting shares with the number of shares receiving dividends. The largest adjustment is for the waiver of dividends by First Charter, MHC. The table shows that the number of shares that typically receive dividends is a fraction, approximately one-fifth, of the total voting shares.

Total Voting Shares outstanding at June 16, 2006	19,832,905
Less: Unallocated shares in ESOP	(212,194)
Treasury Stock-MRP	(201,333)
Shares held by MHC	(15,857,924)

Total Shares receiving dividends at June 16, 2006	3,561,454

As indicated in the table above, we accrued dividends on the 3,561,454 shares held by our minority stockholders. The regular quarterly dividend of $0.45 per share declared in June totaled $1,602,654 or approximately 63% of our net income of $2,549,842 for the quarter.

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

Accumulated other comprehensive income (“unrealized equity”) is comprised of net unrealized holding gains on securities available for sale. Unrealized equity at June 30, 2006 was $144.2 million, a $5.2 million decrease from September 30, 2005 of $149.4 million. The primary cause of decrease in unrealized equity was the conversion of $4.8 million to realized equity through a gain on sale of Freddie Mac stock in the December 2005 quarter. The following table shows realized and unrealized equity and the Freddie Mac common stock price for the past eight quarters. A comparison of the unrealized equity and Freddie Mac common stock price demonstrates the relationship between the price of Freddie Mac common stock and our unrealized equity.

	Total Capital	Realized Equity	Unrealized Equity	Percentage of Unrealized Capital to Total Capital	Freddie Mac Common Stock Price
	(Dollars in Thousands)
June 30, 2006	$243,655	$99,411	$144,244	59.20%	$57.01
March 31, 2006	255,588	97,781	157,807	61.74	61.00
December 31, 2005	266,960	96,735	170,225	63.76	65.35
September 30, 2005	243,230	93,825	149,405	61.43	56.46

June 30, 2005	268,768	91,530	177,238	65.94	65.23
March 31, 2005	258,546	89,552	168,994	65.36	63.20
December 31, 2004	290,226	87,213	203,013	69.95	73.70
September 30, 2004	272,500	92,141	180,359	66.19	65.24

As indicated in the following tables, other comprehensive loss was $13.6 million for the three months ended June 30, 2006, compared to other comprehensive gain of $8.2 million for the three months ended June 30, 2005. For the period ended June 30, 2006, the loss was the result of the decrease in the price of Freddie Mac stock and an unrealized loss on mortgage securities due to higher interest rates. The price of Freddie Mac common stock decreased by $3.99 per share for the quarter ended June 30, 2006 and increased by $2.03 per share for the quarter ended June 30, 2005, respectively.

	For the Quarters Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Freddie Mac:
Number of shares	4,437,500	4,437,500	4,437,500	4,512,500	4,537,500
Market Price	$57.01	61.00	65.35	56.46	65.23
Market Value	$252,981,875	270,687,500	289,990,625	254,775,750	295,981,125
Unrealized Gain Net of Tax	$151,696,704	162,567,957	174,420,076	152,710,919	177,979,304

Other Comprehensive Income (Loss)
Related to Mortgage Securities and other Investments	$(2,692,124)	(566,020)	(888,764)	(2,564,834)	3,714,778
Freddie Mac Common Stock	$(10,871,254)	(11,852,119)	21,709,158	(25,268,385)	4,529,785

Change in net unrealized holding gains on securities, net of income taxes	$(13,563,378)	(12,418,139)	20,820,394	(27,833,219)	8,244,563

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

We did not sell any Freddie Mac stock during the three months ended June 30, 2006 and sold 30,000 shares during the three months ended June 30, 2005. During the nine months ended June 30, 2005, we sold 67,500 shares of Freddie Mac common stock through exercises of call options for a pre-tax gain of $4.5 million. During the nine months ending June 30, 2006, we sold 75,000 shares of Freddie Mac common stock through exercises of call options which resulted in a pre-tax gain on sale of stock of $4.8 million which was 34.5% of our income before income taxes.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibles of the principal is not probable. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.

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

Comparison of Financial Condition at June 30, 2006 and September 30, 2005

At June 30, 2006 our total assets were $1.1 billion, up $54.6 million from September 30, 2005.

The following table shows the actual balance of loans outstanding at June 30, 2006 as well as the average balances of loans outstanding for the past five quarters beginning with June 30, 2005. The risk and return characteristics of loans vary significantly by the type of loan.

For the Quarters Ended	1-4 Family Residential	Construction	Commercial Real Estate	Consumer	Commercial Non- Real Estate	Total Loans	Percent Change per Quarter
	(Dollars in Thousands)
June 30, 2006
Loan balance as a % of loan portfolio	37.3%	10.7%	42.4%	4.8%	4.8%		NA
Loan balance as a % of total assets	13.2	3.8	15.0	1.7	1.7		NA
Actual Balance:	$146,190	$42,101	$166,078	$18,655	$18,918	$391,942	NA

Average Balance:
June 30, 2006	145,486	42,263	165,629	18,925	16,845	389,148	1.1%
March 31, 2006	147,093	37,020	164,804	19,088	16,719	384,724	3.4
December 31, 2005	148,408	32,362	156,331	18,932	16,041	372,074	5.3
September 30, 2005	143,375	32,541	136,632	18,839	21,985	353,372	3.6
June 30, 2005	140,349	31,012	122,664	18,908	28,225	341,158	3.5

The nonresidential real estate loan growth reflects our strategy to increase this portion of the portfolio. Future growth of our nonresidential real estate portfolio depends primarily on interest rates, growth in the economy and competitiveness in the market to obtain new loans. In recent years, CharterBank has made an effort to build its loans secured by commercial real estate properties and these loans now make up 42.4% of the loan portfolio. In a significant number of the loans secured by commercial properties, the owner occupies the properties and the ongoing operations of the business provide the cash to service the debt. CharterBank’s largest funded loan relationship is a $7.1 million loan for development purposes. The largest industry concentration of commercial purpose loans is the hospitality industry where we have an aggregate of $25.5 million, or 6.5% of our loan portfolio, to various hotel and motel operations. Construction and development loans, which comprise 10.7% of the loan portfolio, are carefully monitored since the repayment is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. Future changes to the mix in our loan portfolio will be impacted by the qualified thrift lender requirements of the OTS which require that CharterBank maintain at least 65% of its portfolio assets in qualifying residential housing related assets. As of June 30, 2006, CharterBank had approximately 70% of its assets in qualifying assets.

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

Mortgage-backed securities and collateralized mortgage obligations decreased from $358.5 million at September 30, 2005 to $320.1 million at June 30, 2006. This decrease was a result from purchasing fewer securities than the principle payments received. The market value of our Freddie Mac common stock decreased $1.8 million, or 0.7%, from $254.8 million to $253.0 million. The balance of the decrease resulted from having 75,000 more shares at September 30, 2005 compared to June 30, 2006 and was partially offset by a $0.55 increase in the price per share of Freddie Mac common stock.

Total deposits increased from $320.1 million at September 30, 2005 to $396.4 million at June 30, 2006. Of the $76.3 million increase, $71.7 million was in retail deposits and $4.5 million was in wholesale certificates of deposit. CharterBank has focused on attracting and retaining core deposits in order to fund loans and reduce dependence on higher cost deposits. Accordingly, as shown in the following table, over the last two years, core deposits (checking, money market and savings accounts) have significantly increased from $122.5 million to $175.6 million. A portion of this increase is in high balance accounts, which may be more volatile than lower balance accounts. Fees on core deposit accounts increased from $679,000 in the June 2005 quarter to $981,000 in the June 2006 quarter.

	Deposit Fees	Transaction Accounts	Savings	Money Market Accounts	Total Core Deposits	Certificates of Deposit
	(Dollars in Thousands)
June 30, 2006	$981	$89,310	$14,202	$72,131	$175,643	$220,764
March 31, 2006	883	77,598	14,193	51,595	143,386	222,115
December 31, 2005	833	66,195	13,550	49,115	128,860	226,118
September 30, 2005	745	68,110	14,739	48,512	131,361	188,768
June 30, 2005	679	67,224	14,926	44,497	126,647	165,125
March 31, 2005	632	65,245	15,698	45,623	126,566	160,666
December 31, 2004	670	61,164	14,674	46,662	122,500	147,741
September 30, 2004	689	64,304	14,980	50,066	129,350	150,225
June 30, 2004	625	61,783	14,430	54,038	130,251	162,753

Management will continue to use brokered deposits, credit union certificates of deposit, FHLB advances and repurchase agreements to fund the securities and loan portfolios. The maturity dates of new FHLB advances will be determined at the time the advance is taken and will be based on interest rates, Charter Financial’s interest rate risk profile and other factors. Repurchase agreements are generally less than 45 days to maturity and carry rates at or slightly above one month LIBOR. Borrowings decreased $20.7 million or 5.4% from $382.3 million at September 30, 2005 to $361.7 million at June 30, 2006 as mortgage securities also decreased $38.4 million. A portion of the periodic cash flow from the mortgage securities was used to reduce borrowings and a portion was used to purchase $12.0 million of bank owned life insurance.

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

Total capital increased to $243.7 million at June 30, 2006 from $243.2 million at September 30, 2005. Unrealized equity decreased to $144.2 at June 30, 2006 from $149.4 million at September 30, 2005 primarily as a reduction of 75,000 shares of Freddie Mac common stock at June 30, 2006 compared to September 30, 2005. Realized capital increased to $99.4 million at June 30, 2006 from $93.8 million at September 30, 2005.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2006 and 2005

General

Net income was $2.5 million and $10.4 million for the three months and nine months ended June 30, 2006, which was $659,000 lower than the three months ended June 30, 2005 and $1.8 million higher than the nine months ended June 30, 2005. The most significant factor in the net income increase for the nine month period was significantly higher interest income. The most significant factor in the net income decrease for the three month period was due to a gain of $1.9 million on the sale of Freddie Mac common stock during the June 2005 quarter end compared to no gain recognized during the June 2006 quarter end.

Net Interest Income

Net interest income increased $645,000 from $5.8 million for the three months and increased $2.4 million from $17.2 million for the nine months ended June 30, 2005 to $6.5 million for the three months and $19.6 million for the nine months ended June 30, 2006. The key factors in this increase were an increase in Freddie Mac stock dividends and growth in loan balances. An increase in dividends received on Freddie Mac common stock from $0.35 to $0.47 per share per quarter added $532,500 to net interest income for the most recent quarter compared to the three months ended June 30, 2005. For the same periods, our net interest spread increased from 1.01% for the three months ended June 30, 2005 to 1.11% for the three months ended June 30, 2006 and increased from 0.98% for the nine months ended June 30, 2005 to 1.13% for the nine months ended June 30, 2006. Our net interest margin increased from 2.22% to 2.46% for the same three month periods and increased from 2.17% to 2.48% for the same nine month periods.

The following table shows the average balances of the key components of earning assets and interest bearing liabilities for the past five quarters. From June 2005 to June 2006, we have increased our average loan balance $48.0 million while we decreased the average balance in mortgage and investment securities by $31.7 million. During the same period, we decreased our average borrowings balance by $48.7 million and increased our interest costing deposits by $85.3 million.

	Average Assets
For Quarters Ended	Interest Earning Assets	Freddie Mac	Loans	Mortgage and Investment Securities
	(Dollars in Thousands)
June 30, 2006	$1,049,484	$269,179	$389,148	$363,565
March 31, 2006	1,072,418	296,359	384,724	364,955
December 31, 2005	1,036,088	271,443	372,074	368,417
September 30, 2005	1,032,968	284,344	353,372	374,774
June 30, 2005	1,045,123	288,894	341,158	395,225

	Average Liabilities
	Total Interest Bearing Liabilities	Borrowings	Non Interest Earning Deposits	Interest Costing Deposits
	(Dollars in Thousands)
June 30, 2006	$704,867	$360,503	$29,729	$344,364
March 31, 2006	685,140	355,809	26,989	329,331
December 31, 2005	676,056	372,103	28,645	303,953
September 30, 2005	656,374	382,522	26,280	273,852
June 30, 2005	668,301	409,196	26,647	259,105

The table below shows the costs of liabilities and yield on assets and the components of both. Our spread between the yield on securities and the cost of borrowings has varied from 34 basis points to 60 basis points, with the most recent quarter being 47 basis points. A $25 million fixed rate borrowing with a rate of 2.97% matured during the quarter. We replaced it with $25 million in borrowings with a fixed rate of 4.33%. Our loan yield and deposit cost spread has narrowed 58 basis points since the June 2005 quarter as deposits have repriced upwards faster than our loans have repriced.

	Three Months Ended
	June 2006	March 2006	December 2005	September 2005	June 2005	March 2005	December 2004	September 2004	June 2004
Cost of Liabilities	4.13%	3.86%	3.73%	3.55%	3.36%	3.18%	3.05%	2.76%	2.58%
Cost of Deposits	3.76	3.38	3.01	2.68	2.38	2.25	2.05	1.80	1.72
Cost of CD’s	4.21	3.92	3.59	3.26	2.97	2.80	2.67	2.34	2.26
Cost of NOW Accts	1.93	1.26	0.76	0.81	0.78	0.72	0.57	0.54	0.49
Cost of Savings	0.23	0.26	0.25	0.25	0.23	0.23	0.24	0.25	0.25
Cost of MMDA	4.39	3.83	3.21	2.97	2.52	2.43	1.93	1.57	1.43
Cost of Borrowings	4.48	4.30	4.32	4.18	3.98	3.74	3.67	3.41	3.19

Yield on Assets	5.24	4.95	4.94	4.46	4.37	4.16	4.02	3.91	3.83
Yield on Freddie Mac	3.10	2.82	3.13	2.22	2.21	2.09	1.79	1.85	2.05
Yield on Assets excluding Freddie Mac	5.97	5.77	5.58	5.32	5.20	4.99	4.92	4.73	4.48
Yield on Loans	7.00	6.73	6.61	6.32	6.20	5.99	6.10	5.80	5.75
Yield on Mortgage Securities	4.95	4.80	4.66	4.52	4.42	4.29	4.12	4.01	3.62
Loan/Deposit Spread	3.24	3.35	3.60	3.64	3.82	3.74	4.05	4.00	4.03
Mortgage Securities/Borrowings Spread	0.47	0.50	0.34	0.34	0.44	0.55	0.45	0.60	0.43

Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense during the June 2006 quarter and the June 2005 quarter. Information is provided in each category with respect to:

•	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005 Increase/(Decrease)
	Due to
	Volume	Rate	Combined	Net
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$53	$19	$38	$110
FHLB common stock and other equity securities	0	39	0	39
Mortgage-backed securities and collateralized mortgage obligations available for sale	(637)	508	(76)	(205)
Other investment securities available for sale	203	51	111	365
Loans receivable	743	683	96	1,522

Total interest-earning assets	362	1,300	169	1,831
Freddie Mac common stock (1)	(44)	536	(5)	487

Total interest-earning assets and Freddie Mac common stock	318	1,836	164	2,318

Interest-bearing liabilities:
NOW accounts	13	119	19	151
Savings accounts	(1)	(0)	0	(1)
Money market deposit accounts	71	215	53	339
Certificates of Deposit	512	487	215	1,214

Total interest-bearing deposits	595	821	287	1,703
Borrowed funds	(484)	516	(61)	(29)

Total interest-bearing liabilities	111	1,337	226	1,674

Change in net interest income including Freddie Mac common stock	$207	$499	$(62)	$644

(1)	The rate/volume table shows the changes resulting from both rate and volume in the combined column in lieu of allocating this amount to the rate and volume columns.

The following table shows our net interest income, net interest spread and net interest margin and the impact the dividends on each of these from our Freddie Mac stock and its dividends. Net interest rate spread is the difference between yield on assets and cost of liabilities. Net interest margin is net interest income as a percent of average earning assets. Our net interest income was up $646,000 in the June 2006 quarter compared to the June 2005 quarter.

	Three Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
	(Dollars in Thousands)
Net Interest Income	$6,457	$6,667	$6,480	$5,699	$5,811	$5,757	$5,640	$5,690	$5,460
Net Interest Income excluding Freddie Mac dividends	$4,371	$4,581	$4,359	$4,120	$4,212	$4,158	$4,262	$4,308	$4,074
Attributable to Freddie Mac dividends	$2,086	$2,086	$2,121	$1,579	$1,599	$1,599	$1,378	$1,382	$1,386

Net Interest Spread	1.11%	1.09%	1.21%	0.91%	1.01%	0.98%	0.97%	1.15%	1.25%
Net Interest Spread excluding Freddie Mac dividends	1.84%	1.91%	1.85%	1.77%	1.84%	1.81%	1.87%	1.97%	1.90%
Attributable to Freddie Mac dividends	(0.73)%	(0.82)%	(0.64)%	(0.86)%	(0.83)%	(0.83)%	(0.90)%	(0.82)%	(0.65)%

Net Interest Margin	2.46%	2.49%	2.50%	2.21%	2.22%	2.16%	2.12%	2.17%	2.16%
Net Interest Margin excluding Freddie Mac dividends	2.24%	2.36%	2.28%	2.20%	2.23%	2.19%	2.26%	2.30%	2.21%
Attributable to Freddie Mac dividends	0.22%	0.13%	0.22%	0.01%	(0.01)%	(0.03)%	(0.14)%	(0.13)%	(0.05)%

Yield on Assets	5.24%	4.95%	4.94%	4.46%	4.37%	4.16%	4.02%	3.91%	3.83%
Cost of Liabilities	4.13%	3.86%	3.73%	3.55%	3.36%	3.18%	3.05%	2.76%	2.58%

Provision for Loan Losses

No provision for loan losses was taken for the three months or nine months ended June 30, 2006 and 2005. CharterBank had net charge-offs of $67,413 for the three months ended June 30, 2006 compared to net charge-offs of $28,530 for the three months ended June 30, 2005 and $84,363 in net charge offs for the nine months ended June 30, 2006 compared to $268,676 in net charge offs for the nine months ended June 30, 2005. The 2005 charge offs included $222,456 of a loan acquired in the acquisition of Citizens Bank in 1999 for which reserves had been brought forward in purchase accounting.

Noninterest Income

Noninterest income was $1.8 million for the three months ended June 30, 2006 and $9.4 million for the nine months ended June 30, 2006 and was $3.1 million for the three months ended June 30, 2005 and $8.1 million for the nine months ended June 30, 2005. The table below shows the components of noninterest income for the last ten quarters. There was a $4.8 million gain on sale of securities during the nine months ended June 30, 2006 compared to $4.5 million for the nine months ended June 30, 2005. The gain on sale of securities was a gain on the sale of Freddie Mac common stock resulting from the exercise of calls written as a part of Charter Financial’s covered call program. Our deposit fees have increased as our checking products have increased in balance and to a lesser extent increased fees. Insufficient funds fees were $631,000 of the $981,000 deposit fees for the three months ended June 30, 2006.

	Loan Servicing Fees	Deposit Fees	Gain on the Sale of Loans	Gain on Sale of Investments, Net	Equity in loss of Limited Partnership	Gain (Loss) on Covered Call Program	Brokerage Commissions	Other Income
	(Dollars in Thousands)
For the Quarters Ended
June 30, 2006	$64	$981	$193	$—	$—	$215	$174	$161
March 31, 2006	69	883	153	—	—	309	121	158
December 31, 2005	62	833	163	4,769	—	13	116	4
September 30, 2005	63	745	254	1,603	—	76	127	3
June 30, 2005	64	679	196	1,906	—	141	104	18
March 31, 2005	58	632	201	16	—	674	70	44
December 31, 2004	62	670	233	2,599	—	(366)	91	3
September 30, 2004	62	689	255	988	(200)	11	75	106
June 30, 2004	57	625	345	38	—	(2)	61	6
March 31, 2004	58	672	309	627	—	81	59	38

As discussed above, net gain on sale of investments, a component of our noninterest income, may fluctuate significantly from quarter to quarter depending on the volume of covered calls exercised during such quarter.

Noninterest Expense

Noninterest expense increased $765,000 to $5.3 million for the three months ended June 30, 2006 from $4.5 million for the three months ended June 30, 2005. The table following shows the components of noninterest expense for the past five quarters.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in Thousands)
Compensation & employee benefits	$3,095	$2,673	$2,857	$2,506	$2,212	$8,626	$7,588
Occupancy	760	906	877	684	770	2,544	2,116
Legal & professional	313	356	361	473	471	1,029	1,026
Marketing	236	270	180	164	194	687	626
Furniture & equipment	185	159	145	190	176	489	559
Postage, office supplies, and printing	147	120	135	128	141	401	387
Federal insurance premiums and other regulatory fees	61	60	58	58	58	180	172
Net cost (gain) of operations of real estate owned	45	(3)	45	16	10	87	18
Deposit premium amortization expense	40	43	45	45	45	127	144
Other	418	288	337	339	458	1,043	1,030

Total	$5,300	$4,872	$5,040	$4,603	$4,535	$15,213	$13,666

Compensation and employee benefits increased $422,000 over the three months ended June 30, 2006 compared to the three months ended March 31, 2006. A significant portion of the increase was due to increased incentive compensation accruals. The increased accrual was due to a change in the estimate of the level of goal attainment that occurred in the June 2006 quarter and a change in the vesting schedule which eliminated the deferral of a portion of the incentive compensation beyond September 30, 2006. The primary performance measure of the incentive compensation plan this year is the level of pretax income excluding Freddie Mac common stock gains and the exercise of covered calls. The deferred portion of the incentive compensation was being expensed over the original vesting period and is now being expensed during the current fiscal year, which matches the revised vesting period. Compensation and employee benefits expense was $1.0 million higher in the nine months ended June 30, 2006 than the nine months ended June 30, 2005. Occupancy expense increased in the nine months ended June 30, 2006 compared to the same period in 2005 due partly to impairment on a building for $184,000.

Income Taxes

Income tax expense decreased to $395,000 for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. The decrease was primarily a result of our change in the estimated overall effective tax rate for the year. We estimate a lower effective rate as result of the decline in the price of Freddie Mac common stock. This decline in price reduces our estimate of gains on the sale of Freddie Mac stock related to covered call exercises.

Asset Quality

The following table shows that nonperforming loans declined from $4.1 million at September 30, 2005 to $3.2 million at June 30, 2006. Nonperforming loans as a percent of total loans decreased from 1.12% at September 30, 2005 to 0.82% at June 30, 2006. Approximately 97.0% of our nonaccrual loans had real estate as collateral at June 30, 2006. Nonperforming loans are not accruing interest. The following table also shows under-performing loans and nonperforming assets.

	June 30, 2006	September 30, 2005
	(Dollars in Thousands)
Underperforming loans	$90	$133

Total nonperforming loans	3,212	4,075
Foreclosed real estate, net	808	1,120

Total nonperforming assets	$4,020	$5,195

Nonperforming loans to total loans	0.82%	1.12%
Nonperforming assets to total assets	0.36%	0.49%

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans decreased from $133,000 at September 30, 2005 to $90,000 at June 30, 2006.

Our allowance for loan loss methodology is a loan classification based system. We base the required allowance on a percentage of the loan balance for each type of loan and classification level. Allowances on all but large balance doubtful, substandard and special mention loans are provided for at 50.0%, 15.0% and 5.0% respectively. We review larger balance classified and establish specific reserves as appropriate. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are provided for at different percentages based on our perception of the inherent losses in the type of loan. Allowances on the conforming one-to-four family loans in the portfolio are at lower percentages than other loans. Percentages are based on loan type, utilizing primarily collateral as the driver.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan classification system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. There were no provisions for loan losses taken for the nine months ended June 30, 2006, and June 30, 2005. Management considers the current allowance for loan losses to be adequate based on its analysis of the losses in the portfolio.

During the nine months ended June 30, 2006, the allowance for loan losses decreased by $84,363 to $6.1 million. When reviewing the allowance for loan losses, it is important to understand Charter Financial’s lending strategy. The largest components of our loan portfolio are one-to-four family residential loans and commercial real estate loans. Economic downturns resulting in reduced capacity to repay and/or depreciated property values are the chief risks to this lending strategy. Charter Financial has mitigated the risk associated with these types of borrowers through prudent loan to value ratios and regular monitoring of economic conditions.

We have no loans that are not currently disclosed as non-accrual, past due, underperforming or restructured, where there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms.

Commitments

Charter Financial had commitments to fund loans at June 30, 2006 of approximately $49.9 million. Commitments to fund loans include unused consumer credit lines of approximately $11.8 million, unused commercial credit lines of approximately $14.5 million, unfunded construction loans of approximately $17.3 million, approved but not yet funded mortgage loans, primarily for portfolio, of approximately $1.4 million and nonresidential loans of approximately $4.9 million. Conforming one-to-four family thirty year fixed rate loans are generally sold on a best efforts basis at the time the rate is committed to the customer so Charter Financial has no interest rate risk on these loans.

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

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate 1-4 family mortgage loans	$1,420,700	—	—	—	—
Loan commitments to fund construction loans in process	17,288,147	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	4,850,000	—	—	—	—
Available home equity and unadvanced lines of credit	26,383,312	—	—	—	—
Letters of credit	1,455,140	—	—	—	—
Lease agreements	85,624	67,482	3,738	—	—
Deposits	360,595,672	18,657,990	9,152,131	6,143,296	1,433,892
Securities sold under agreements to repurchase	41,160,000	—	—	—	—
FHLB advances	58,500,000	75,000,000	—	10,000,000	127,000,000

Total commitments and contractual obligations	$511,738,595	93,725,472	9,155,869	16,143,296	128,433,892

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote. In the prior quarter, there were repurchase agreements of $54.9 million outstanding compared to $41.2 million outstanding at June 30, 2006.

Derivative Instruments

We had no material commitments to originate loans held for sale at June 30, 2006. In prior periods, these commitments were accounted for at fair value.

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

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits increased by $76.3 million to $396.4 million at June 30, 2006, from $320.1 million at September 30, 2005. Wholesale deposits were $74.4 million at June 30, 2006 compared to $69.8 million at September 30, 2005. Wholesale deposits included $38.1 million in brokered deposits at June 30, 2006 and September 30, 2005, respectively. Time deposit accounts scheduled to mature within one year were $185.0 million and $136.2 million at June 30, 2006 and September 30, 2005, respectively. While CharterBank has experienced inconsistent certificates of deposit growth, we anticipate that a significant portion of these certificates of deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds, increase deposit fees and provide cross-selling opportunities.

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At June 30, 2006, our maximum borrowing capacity from the FHLB was approximately $398.2 million compared to $375.6 million at September 30, 2005. At June 30, 2006, we had outstanding FHLB borrowings of $320.5 million compared to $287.0 million at September 30, 2005, with unused borrowing capacity of $77.7 million and $88.6 million, respectively. Availability of eligible loans and securities to pledge as collateral limits our borrowing capacity at the FHLB. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. Funds available through reverse repurchase agreements are limited by the availability of securities to pledge as collateral. At June 30, 2006, reverse repurchase agreements totaled $41.2 million, a $54.1 million decrease from the amount outstanding at September 30, 2005 of $95.3 million. This funding was replaced with a combination of wholesale and retail deposits. We can also obtain funds in the wholesale deposit markets. Funding for loan growth may come from retail deposit growth, wholesale deposit growth, FHLB borrowings and reverse repurchase agreements.

Our Freddie Mac common stock can also be used as collateral for loans and we have established a line of credit that allows borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, interest rates, local and general economic conditions and competition in the market place strongly affect deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $60.5 million for the nine months ended June 30, 2006. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

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

During the three months ended June 30, 2006, we originated approximately $35.6 million in total loans. Residential mortgage loans accounted for 43.29% of the originations, construction loans for 19.42%, commercial and commercial real estate for 31.84%, and consumer loans for 5.45%. Of the $15.4 million in residential mortgage loans originated, $9.7 million were sold to investors. During the nine months ended June 30, 2006, we originated approximately $119.7 million in total loans. Residential mortgage loans accounted for 36.43% of the originations, construction loans for 19.85%, commercial and commercial real estate for 39.11%, and consumer loans for 4.61%. At June 30, 2006 and September 30, 2005, CharterBank had loan commitments to borrowers of approximately $23.6 million and $37.0 million, respectively, and available home equity and unadvanced lines of credit of approximately $26.4 million and $23.3 million, respectively. Of the $43.6 million in residential mortgage loans originated, $25.5 million were sold to investors.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $54.7 million for the nine months ended June 30, 2006, and $111.0 million for the nine months ended June 30, 2005. CharterBank has relied on wholesale fundings including advances from the FHLB, repurchase agreements and brokered deposits to purchase securities and fund loans.

Capital expenditures of $4.8 million during the nine months ended June 30, 2006 included approximately $4.2 million for branch expansions. We anticipate capital expenditures for acquisition of branch sites, construction, expansion and renovation of retail facilities and except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2006. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and will affect the disclosures of uncertain tax positions. Implementation is required for years beginning after December 15, 2006. The impact of implementation on the Company’s financial statements will not be material.

Item 3

Quantitative and Qualitative Disclosures about

Market Risk

As of June 30, 2006, there were no substantial changes from the interest rate sensitivity analysis or changes in the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2005. Please see the net interest income discussion in Item 2 of this document for additional discussion of the impact of changes in interest rates on our net interest income. The foregoing disclosures related to the market risk of Charter Financial should be read in conjunction with Charter Financial’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2005, included in Charter Financial’s 2005 Annual Report on Form 10-K.

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

Charter Financial Corporation

Date: August 8, 2006	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Chief Financial Officer, Vice President and Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications