Form 10-K
period 2006-09-30
CHARTER FINANCIAL CORP/GA
filed 2006-12-07
CIK 1136796

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common stock, $.01 par value per share.

Name of Exchange on which registered: Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2006 was $131,936,855 based on the per share closing price as of March 31, 2006 on the Nasdaq Global Market for the registrant’s common stock, which was $38.06.

There were 19,837,816 shares of the registrant’s common stock, $.01 par value per share outstanding at October 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHARTER FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2006

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	general and local economic conditions;

•	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

•	the performance of Freddie Mac common stock price and the level of dividends received;

•	changes in accounting principles, policies, or guidelines;

•	economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services;

•	our ability to continue to maintain overhead costs at reasonable levels;

•	our ability to generate qualifying thrift lending assets with competitive risk and yield characteristics;

•	our ability to acquire funds from or invest funds in wholesale or secondary markets;

•	the future earnings and capital levels of CharterBank, which could affect our ability to pay dividends in accordance with our dividend policies;

•	the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	the effects of, and changes in, foreign and military policies of the United States Government;

•	inflation, interest rates, market and monetary fluctuations;

•	our ability to access cost-effective funding;

•	the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our success in gaining regulatory approval of our products, services and branching locations, when required;

•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance;

•	technological changes;

•	acquisitions and dispositions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in our business.

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

PART I

ITEM 1. BUSINESS

General. Charter Financial Corporation (“Charter Financial,” “us,” or “we”) is a federally-chartered corporation organized in 2001 and is registered as a savings and loan holding company with the Office of Thrift Supervision (“OTS”). Charter Financial serves as the holding company for CharterBank (“Bank”). First Charter, MHC, a federal mutual holding company registered as a savings and loan holding company with the OTS, owns 80% of the outstanding shares of Charter Financial’s common stock. Our common stock is quoted on the National Nasdaq Global Market under the symbol “CHFN.” Unless the context otherwise requires, all references herein to the Bank or Charter Financial include Charter Financial and the Bank on a consolidated basis.

Our focus is to build stockholder value by effectively deploying our capital. Our plan is to invest in and build our retail banking franchise, manage our Freddie Mac common stock investment wisely and make use of the full range of capital management strategies that are available to us. Our plan is to grow our retail franchise, focusing on core deposits, by enhancing convenience and customer service. This means extending service hours and expanding access through additional branches, either de novo or through acquisitions, and electronic delivery channels. In this regard, we acquired EBA Bancshares, Inc. and its wholly-owned subsidiary, Eagle Bank of Alabama, in order to expand our presence in the Auburn-Opelika, Alabama market in February 2003. We also opened a new branch in Lagrange, Georgia in March 2005 and have relocated two branches in the Auburn-Opelika, Alabama area to more convenient facilities. In addition, we have a nineteen-year history with our investment in Freddie Mac common stock. We will liquidate enough Freddie Mac common stock to fund our self-tender filed on November 21, 2006 with the Securities a nd Exchange Commission. We will also sell enough Freddie Mac common stock to pay income taxes on this related gain. We will continually evaluate the remaining investment and explore our options. We expect our investment to continue to provide a competitive return for our stockholders. We will also evaluate, as appropriate, capital management strategies such as leverage, stock buyback programs and the payment of cash dividends.

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

As part of our reorganization, CharterBank organized First Charter, MHC. First Charter, MHC’s principal assets are its investment in Charter Financial and 398,000 shares of Freddie Mac common stock, the fair value of which was $26.4 million as of September 30, 2006. First Charter, MHC does not engage in any business activity other than its investment in a majority of the common stock of Charter Financial, management of Freddie Mac common stock, and the management of any cash dividends received from Freddie Mac common stock. Federal law and regulations require that as long as First Charter, MHC is in existence it must own at least a majority of Charter Financial’s common stock. During the year ended September 30, 2006, First Charter, MHC waived its right to receive cash dividends from Charter Financial. Upon continued regulatory approval, First Charter, MHC expects to waive its right to receive any future cash dividends from Charter Financial for the foreseeable future.

At September 30, 2006, Charter Financial had total assets of $1.1 billion, of which $381.7 million was comprised of loans receivable and $308.1 million was comprised of mortgage-backed securities and collateralized mortgage obligations. At September 30, 2006, total deposits were $372.1 million, borrowings were $337.9 million and total stockholders’ equity was $267.7 million. Charter Financial owns 4,437,500 shares of Freddie Mac common stock of which 1,882,500 shares are owned directly by Charter Financial and the remaining 2,555,000 shares are owned by CharterBank. Charter Financial’s 4,437,500 shares of Freddie Mac common stock had a market value of $294.3 million at September 30, 2006.

CharterBank was founded in 1954 and currently operates in Georgia and Alabama with nine full-service branch offices, three loan production offices and our corporate headquarters. CharterBank is a community-oriented financial institution serving primarily consumer households and small businesses. CharterBank is the only locally-owned and operated financial institution in Troup County, Georgia and the Valley area, consisting of Lanett and Valley, Alabama and West Point, Georgia. CharterBank is subject to extensive regulation, supervision, and examination by the OTS, its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), which insures its deposits. CharterBank’s savings deposits are insured up to the maximum allowable amount by the Deposit Insurance Fund of the FDIC.

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

In February 2003, the Company acquired EBA Bancshares, Inc. (EBA) and its subsidiary bank, Eagle Bank, and merged them into CharterBank. As part of the Eagle Bank acquisition, we acquired approximately $55.3 million in gross loans and $60.7 million in deposits. The acquisition was accounted for using the purchase method of accounting and, therefore, the results of operations of Eagle Bank have been included in our operations since the effective date of the acquisition.

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

Market Area. We conduct our operations in west-central Georgia and east-central Alabama through one branch office in West Point, Georgia, two branch offices in Valley, Alabama, two branch offices in LaGrange, Georgia, one branch office in Opelika, Alabama, and three branch offices in Auburn, Alabama. The West Point branch office and two Valley, Alabama offices serve the “Valley” region of our market area, which consists of West Point, Georgia, and Lanett and Valley, Alabama. The LaGrange offices serve an adjacent community on Interstate 85. Four branches serve the Auburn-Opelika or Lee County, Alabama area. We also operate loan production offices in Newnan and St. Mary’s, Georgia and Phenix City, Alabama. The Valley area is a small market area and we are expanding our market area to nearby counties along the Interstate I-85 corridor, which are larger and have more growth potential.

The economy of our market area has historically been supported by the textile industry. During the 1980’s and 1990’s employment growth in local telecommunications companies offset declining textile industry jobs in our area. Textile industry employment trends are continuing downward. Also, the median household income in our area is below national and statewide levels. In March 2006, Kia Motors Corporation announced that they plan to construct a major automotive assembly and manufacturing facility in our market area. This facility should stimulate economic growth in all parts of our market.

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

Lending Activities.

Loan Portfolio Composition. Our loan portfolio consists of one-to-four family residential first and second mortgage loans, commercial real estate loans, real estate construction loans, consumer loans and commercial loans. At September 30, 2006, we had total loans receivable of $381.7 million, or 34.8% of total assets. Residential mortgage loans comprised $143.9 million, or 37.7% of total loans at September 30, 2006. Commercial real estate loans totaled $158.0 million, or 41.4% of total loans at September 30, 2006. This represented a $7.0 million, or 4.6%, increase from the balance of commercial real estate loans at September 30, 2005.

At September 30, 2006, approximately $73.8 million of total commercial real estate loans were secured by real estate in the local bank market and approximately $84.2 million of total commercial real estate loans were secured by commercial real estate in other parts of Georgia and Alabama. Of the $84.2 million not in the local bank market, approximately $14.8 million was secured by real estate in the Atlanta metropolitan area. We expect continued growth in our commercial real estate portfolio in the future.

The remaining portion of our loan portfolio at September 30, 2006 consisted of consumer loans totaling $19.3 million, real estate construction loans of $43.7 million, and other commercial loans of $16.9 million. Our consumer loan portfolio contains approximately $1.7 million in auto loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential real estate(1)	$143,888	37.7%	$148,466	40.8%	$142,250	44.0%	$133,305	44.5%	$100,471	46.9%
Commercial real estate	158,003	41.4	150,993	41.5	119,618	37.0	111,189	37.1	68,016	31.8
Consumer and other(2)	19,255	5.0	18,787	5.2	19,580	6.0	19,673	6.5	19,970	9.3
Commercial	16,921	4.4	13,490	3.7	20,628	6.4	21,634	7.2	16,587	7.8
Real estate construction(3)	43,655	11.5	32,163	8.8	21,471	6.6	14,076	4.7	8,962	4.2

Total loans	381,722	100.0%	363,899	100.0%	323,547	100.0%	299,877	100.0%	214,006	100.0%

Less:
Net deferred loan (fees)	(909)		(931)		(773)		(544)		(173)
Allowance for loan losses	(6,086)		(6,160)		(6,623)		(6,780)		(5,179)

Loans receivable, net	$374,727		$356,808		$316,151		$292,553		$208,654

(1)	Excludes loans held for sale.
(2)	Includes home equity loans, lines of credit, and second mortgage loans.
(3)	Net of undisbursed proceeds on loans-in-process.

Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates of our loan portfolio as of September 30, 2006. The table does not reflect prepayments but does reflect scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

	At September 30, 2006
	1-4 Family Residential Real Estate Loans	Commercial Real Estate	Consumer and Other	Commercial	Real Estate Construction(1)	Totals
	(In thousands)
Amounts due or repricing:
Within one year	$27,003	$70,587	$15,658	$10,801	$42,272	$166,321

After one year:
One to three years	16,215	26,236	1,679	2,127	31	46,288
Three to five years	36,725	48,917	605	1,638	36	87,921
Five to ten years	50,087	10,285	900	2,172	1,316	64,760
Over ten years	13,858	1,978	413	183	—	16,432

Total due after one year	116,885	87,416	3,597	6,120	1,383	215,401

Total amount due:	$143,888	$158,003	$19,255	$16,921	$43,655	$381,722

(1)	Presented net of undisbursed proceeds on loans-in-process.

The following table presents, as of September 30, 2006, the dollar amount of all loans contractually due or scheduled to reprice after September 30, 2007 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After September 30, 2007
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$40,393	$76,492	$116,885
Commercial real estate	8,509	78,907	87,416
Consumer and other	3,591	6	3,597
Commercial	2,892	3,228	6,120
Construction	—	1,383	1,383

Total loans	$55,385	$160,016	$215,401

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands)
Loans(1):
Balance outstanding at beginning of period	$363,899	$323,547	$299,877

Originations:
One-to-four family residential real estate	57,251	70,599	76,037
Commercial real estate and commercial	59,826	56,855	62,839
Consumer and other loans	7,877	8,170	11,530
Real estate construction	28,172	25,595	41,115

Total originations	153,126	161,219	191,521

Less:
Principal repayments, unadvanced funds and other, net	111,104	92,213	129,070
Sale of residential mortgage loans, principal balance	23,168	27,631	38,083
Loan charge-offs and transfers to foreclosed real estate	1,031	1,023	698

Total deductions	135,303	120,867	167,851
Net loan activity	17,823	40,352	23,670

Ending balance	$381,722	$363,899	$323,547

(1)	Excludes loans held for sale.

Residential Mortgage Loans and Originations. We originate first and second mortgages secured by one-to-four family properties within Georgia and Alabama. At September 30, 2006, and September 30, 2005, loans on one-to-four family properties accounted for 37.7% and 40.8% of our total loan portfolio, respectively.

Our mortgage origination strategy is to offer a broad array of products to meet customer needs. These products include conforming and nonconforming loans with a variety of maturities and interest rate adjustment terms. We generally sell conforming fixed rate loans on a servicing released basis. We generally retain for our portfolio conforming loans with maturities shorter than 15 years or that have interest rate resets or balloon terms. We also retain nonconforming loans. Nonconforming loans generally have interest rate resets or maturities of less than thirty years. Management’s current strategy is to sell loans with servicing released instead of keeping the servicing, as we believe that this improves our overall profitability. Our loan portfolio contains some loans that are nonconforming due to loan-to-value or credit exceptions.

Our originations of all types of residential first mortgages amounted to $57.3 million for the fiscal year ended September 30, 2006, and $70.6 million for the year ended September 30, 2005. The average size of our residential mortgage loans originated in the year ended September 30, 2006 was $127,000, and $144,000 for the year ended September 30, 2005.

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

Adjustable Rate Mortgage Loans. We offer a variety of adjustable rate mortgage products that initially adjust after one, three, five, or seven years. After the initial term, the interest rate generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the Wall Street Journal Prime, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and the aggregate adjustment is generally subject to a maximum increase of 6% over the life of the loan. At September 30, 2006, 65.44% of the residential mortgage loans in our portfolio were adjustable rate mortgage loans, most of which were hybrid loans with a fixed rate for the first five or seven years.

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

Fixed Rate Mortgages Sold with Servicing Released. We offer a variety of fixed-rate loan products that we sell to investors on a servicing released basis. These loans are underwritten to the investors’ standards and are generally sold to the investor immediately after the loan closes. The rate on these loans is committed with the investor on a best efforts basis when the borrower locks in his or her interest rate. Gains on sales of residential loans and servicing released loan fees amounted to $741,000 of our noninterest income for the year ended September 30, 2006.

Fixed Rate Mortgages Sold with Servicing Retained. We are an approved seller/servicer for Freddie Mac. Our fixed rate loans are underwritten to comply with Freddie Mac standards for sale to the secondary market. At September 30, 2006, CharterBank serviced loans for Freddie Mac with an aggregate balance of $21.1 million and serviced loans for other investors with an aggregate balance of $978,000. There were no loans sold in 2006 in which servicing was retained.

Home Equity Credit Lines of Credit and Second Mortgages. We offer home equity lines of credit as a complement to our one-to-four family lending activities. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines provide adjustable-rate loans secured by a first or second mortgage on owner-occupied one-to-four family residences located primarily in Georgia and Alabama. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those applicable to one-to-four family first mortgage loans with the exception of loan- to-value ratios, which may go to 100%, and slightly more stringent credit-to-income and credit score requirements. At September 30, 2006, we had $14.5 million of home equity lines of credit and second mortgage loans. We also had $11.4 million of unfunded home equity commitments at September 30, 2006.

Commercial Real Estate Loans. Increasing the size of our commercial real estate loan portfolio is an integral part of our operating strategy. In underwriting commercial real estate loans, we consider not only the property’s historic cash flow, but also its current and projected occupancy, location, and physical condition. We generally lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.15 to 1 after tax. At September 30, 2006, we had $158.0 million of loans in our commercial real estate portfolio. The average size of a commercial real estate loan in our portfolio at September 30, 2006 was $205,000. Our largest funded loan exposure is a commercial real estate loan with a balance of $6.4 million at September 30, 2006. This loan is secured by a hotel located in the metropolitan Atlanta, Georgia area.

Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, the amount of rent from the properties, or the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate these risks, we monitor our loan concentration and our loan policies generally limit the amount of loans to a single borrower or group of borrowers. We also utilize the services of an outside consultant to conduct credit quality reviews of the commercial loan portfolio. Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates and shorter maturities than our residential mortgage loans. We usually offer commercial real estate loans at fixed rates and adjustable rates tied to the prime rate. However, a portion of the commercial real estate portfolio is tied to yields on U.S. Treasury securities or LIBOR. We currently offer fixed rate terms of 3-7 years on these loans. However, in prior years we have had fixed rate loans with maturities of up to 25 years.

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

Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater supervision efforts by our management compared to residential or commercial real estate lending. Commercial loans, however, comprise a small portion of our loan portfolio, totaling $16.9 million, or approximately 4.4% of total loans receivable and approximately 1.5% of total assets at September 30, 2006.

Consumer Loans. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include:

•	home equity loans-open and closed end;

•	loans secured by certificates of deposit and other loans; and

•	unsecured credit lines and installment loans.

At September 30, 2006, our consumer loan portfolio totaled $19.3 million, or 5.0% of total loans. Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans and tend to have a higher credit risk than residential loans because they may be secured by a home with a loan-to-value of 100%, secured by rapidly depreciable assets, or be unsecured. Despite these risks, our level of consumer loan delinquencies, excluding auto loans, has generally been low. We cannot assure you, however, that our delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

We also make loans for up to 100% of the amount of a borrower’s certificates of deposit balance. These secured deposit loans totaled $1.1 million at September 30, 2006.

Loan Approval Procedures and Authority. Our lending policies provide that various loan personnel and management committees may review and approve secured loan relationships up to $2.0 million and unsecured loan relationships up to $500,000. All loan relationships above these amounts require approval of either the Board’s Executive Loan Committee or the full Board of Directors.

The following describes our current lending procedures for residential mortgages and home equity lines and loans. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans, except for home equity loans or lines where an alternative evaluation may be used to determine the loan-to-value ratio. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by our lending department. We require title insurance or a title opinion on all mortgage loans.

We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, we also require evidence of compliance with applicable laws on residential mortgage loans. Further, we generally require borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums, if required.

Commercial loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the President, the Executive Vice President, the Chief Financial Officer, the Senior Credit Administrator, and certain other senior lending and credit officers. The Management Loan Committee has authority to approve loan relationships up to $2,000,000. Commercial loan relationships of $1,000,000 or less may be approved outside the Committee process by two officers who have commercial loan authority. Commercial loan relationships greater than $2,000,000 are approved by the Management Loan Committee and the Board’s Executive Loan Committee or the entire Board of Directors.

Asset Quality. One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential one-to-four family properties and commercial properties; we set sound credit standards for new loan originations; and we follow careful loan administration procedures. The following table sets forth the non-performing loans by loan category at the dates indicated. As indicated by the table, nonperforming loans decreased overall and in all categories during the year ended September 30, 2006.

	At September 30,
	2006	2005	(Decrease)
1-4 family residential real estate mortgage	$1,208,812	$2,128,104	$(919,292)

Commercial real estate	1,497,178	1,714,642	(217,464)
Commercial	109,369	208,842	(99,473)
Consumer and other	21,448	23,839	(2,391)

Total	$2,836,807	$4,075,427	$(1,238,620)

Non-accrual loans decreased by $1.2 million with the real estate secured loans, including one-to-four family and commercial real estate loans, decreasing by approximately $1.1 million and commercial, consumer and other loans decreasing by approximately $102,000.

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

The following table presents information regarding total non-performing loans, accruing loans delinquent 90 days or more, foreclosed real estate and total non-performing assets as of the dates indicated. At September 30, 2006, 2005, and 2004, we had $2.8 million, $4.1 million, and $5.9 million, respectively, of non-performing loans. The non-performing loans are primarily residential and commercial real estate loans. If all non-performing loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, we would have recorded additional interest income on these loans of approximately $134,000 for the year ended September 30, 2006.

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Underperforming loans - accruing loans delinquent 90 days or more	$392	$133	$195	$633	$133

Total nonaccrual loans	$2,837	$4,075	$5,865	$5,124	$3,013
Foreclosed real estate, net	460	1,120	453	684	670

Total non-performing assets	$3,297	$5,195	$6,318	$5,808	$3,683

Non-performing loans to total loans	0.74%	1.12%	1.81%	1.71%	1.41%

Non-performing assets to total assets	0.30%	0.49%	0.59%	0.58%	0.38%

Nonperforming assets at September 30, 2006, 2005, and 2004 were $3.3 million, $5.2 million, and $6.3 million, respectively.

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

Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment. At September 30, 2006, 2005 and 2004, impaired loans totaled $1.6 million, $2.5 million, and $3.9 million, respectively. The average recorded investment in impaired loans for the years ended September 30, 2006, 2005, and 2004 was approximately $2.1 million, $3.2 million, and $3.0 million, respectively. There were specific allowances attributable to impared loans at September 30, 2006, 2005, and 2004 of $46,073, $70,211 and $22,000. Interest income recognized on impaired loans for the years ended September 30, 2006, 2005, and 2004 was not significant.

At September 30, 2006, 2005, and 2004, we had $6.5 million, $6.3 million, and $3.0 million, respectively, of portfolio loans classified as troubled debt restructurings.

Foreclosed real estate consists of property we have acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value less disposal costs. Thereafter, we carry foreclosed real estate at the lower of cost or fair value. At September 30, 2006, 2005, and 2004 we had $460,000, $1.1 million, and $453,000 in foreclosed real estate, respectively.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$6,160	$6,623	$6,780	$5,179	$5,290
Allowance for loan losses of acquired company(1)	—	—	—	2,177	—
Charge-offs:
1-4 residential real estate	(180)	(57)	(185)	(209)	(321)
Commercial real estate	—	(222)	(15)	—	—
Commercial	—	(319)	(230)	(497)	(175)
Consumer and other	(62)	(61)	(139)	(338)	(320)
Real estate construction	—	—	(81)	—	—

Total charge-offs	(242)	(659)	(650)	(1,044)	(816)

Recoveries:
1-4 residential real estate	33	18	105	140	94
Commercial real estate	—	—	—	—	—
Commercial	65	24	105	25	—
Consumer and other	70	79	253	278	361
Real estate construction	—	—	—	—	—

Total recoveries	168	121	463	443	455

Net (charge-offs)	(74)	(538)	(187)	(601)	(361)
Provision for loan losses	—	75	30	25	250

Balance at end of year	$6,086	$6,160	$6,623	$6,780	$5,179

Total loans receivable	$381,722	$363,899	$323,547	$299,877	$214,006

Average loans outstanding	$383,346	$337,127	$311,480	$256,792	$215,632

Allowance for loan losses as a percent of total loans receivable (2)	1.60%	1.69%	2.05%	2.26%	2.33%

Net loans charged off as a percent of average outstanding	(0.02)%	(0.16)%	(0.06)%	(0.23)%	(0.16)%

(1)	Recorded in connection with the EBA in 2003.
(2)	Does not include loans held for sale or deferred fees.

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

Management believes the allowance for loan losses is sufficient to cover all known losses and inherent losses in the current loan portfolio at September 30, 2006. To determine the adequacy of the allowance, we look at historical trends in the growth and composition of our loan portfolio, among other factors. The most significant risk trends over the last five years are the growth of our commercial real estate loan portfolio, the growth of the nonconforming residential loan portfolio, and the nonperforming loans acquired in the EBA acquisition and the acquisition of Citizens Bancgroup, Inc. and its wholly-owned subsidiary, Citizens National Bank, in 1999. We believe that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one-to-four family residential mortgages.

For the year ended September 30, 2006, we did not record a provision for loan losses based on our evaluation of the items discussed above.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended September 30, 2006, and 2005, — Provision for Loan Losses.”

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

	At September 30,
	2006			2005			2004
	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category

One-to-four family residential real estate	$838	$143,888	37.7%	$1,042	$148,466	40.8%	$1,364	$142,250	44.0%
Commercial real estate	2,506	158,003	41.4	2,711	150,993	41.5	2,769	119,618	37.0
Consumer loans and other(1)	578	19,255	5.0	574	18,787	5.2	550	19,580	6.0
Commercial	512	16,921	4.4	403	13,490	3.7	836	20,628	6.4
Real estate construction	1,077	43,655	11.5	863	32,163	8.8	399	21,471	6.6
Unallocated	575	—	—	567	—	—	705	—	—

Total allowance for loan losses	$6,086	$381,722	100.0%	$6,160	$363,899	100.0%	$6,623	$323,547	100.0%

	At September 30,
	2003			2002
	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category

One-to-four family residential real estate	$1,185	$133,305	44.5%	$1,017	$100,471	46.9%
Commercial real estate	2,920	111,189	37.1	2,394	68,016	31.8
Consumer loans and other(1)	592	19,673	6.5	620	19,970	9.3
Commercial	1,147	21,634	7.2	506	16,587	7.8
Real estate construction	258	14,076	4.7	377	8,962	4.2
Unallocated	678	—	—	265	—	—

Total allowance for loan losses	$6,780	$299,877	100.0%	$5,179	$214,006	100.0%

(1)	Includes home equity lines of credit, excludes loans held for sale.

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

We utilize borrowing lines of credit supported by available collateral, including Freddie Mac common stock, which provides a high level of liquidity. We consider our Freddie Mac common stock a collateral source of last resort due to the adverse income tax consequences of losing the dividends received deduction. We borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. Our maximum borrowing capacity from the Federal Home Loan Bank is approximately $388.2 million, of which $312.0 million was utilized at September 30, 2006. We utilize Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of investment securities in order to increase our net income and return on equity.

Investment and Mortgage Securities.

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

Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. All of our securities are currently classified as “available for sale.” The weighted average annualized yield of our non-equity portfolio was 4.95% as of September 30, 2006. We believe the credit quality of the portfolio is high as it is invested in U.S. Government, U.S. Government Agency, or U.S. Government Agency-guaranteed mortgage-backed securities or mortgage related securities with a rating of AA or better or equities, primarily Freddie Mac common stock. For information see “Management Discussion and Analysis—Carrying Values, Yields and Maturities.”

The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated.

	At September 30,
	2006		2005		2004		2003		2002
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipals	$1,010	$1,027	$—	$—	$—	$—	$—	$—	$—	$—

Investment Securities:
U.S. Government agencies	36,673	36,555	17,859	17,712	—	—	12,981	12,892	—	—
Other debt securities	—	—	—	—	22,339	22,157	8,633	8,737	12,175	12,059

Total investment securities	36,673	36,555	17,859	17,712	22,339	22,157	21,614	21,629	12,175	12,059

Mortgage-backed and mortgage-related securities:
Ginnie Mae	12,970	13,050	16,020	16,266	19,876	20,170	14,532	14,919	24,189	24,714
Fannie Mae	106,115	102,881	127,547	125,449	129,954	130,652	89,365	90,408	31,103	31,590
Freddie Mac	7,522	7,371	10,285	10,191	9,852	9,902	13,378	13,267	6,744	6,732

Total mortgage-backed and mortgage- related securities	126,607	123,302	153,852	151,906	159,682	160,724	117,275	118,594	62,036	63,036

Collateralized mortgage obligations:
Fannie Mae	39,949	38,336	60,950	59,183	72,589	71,122	136,101	133,520	126,788	126,353
Freddie Mac	41,019	39,839	56,824	56,085	92,026	91,644	86,818	86,068	239,570	239,179
Non-agency	106,973	105,695	91,077	90,289	52,840	53,358	56,441	56,250	25,181	25,238
Ginnie Mae	997	977	995	998	1,510	1,509	—	—	2,139	2,134

Total collateralized mortgage Obligations	188,938	184,847	209,846	206,555	218,965	217,633	279,360	275,838	393,678	392,904

Total mortgage-backed securities and collateralized mortgage obligations	315,545	308,149	363,698	358,461	378,647	378,357	396,635	394,432	455,714	455,940

Total investment and mortgage securities	353,228	345,731	381,557	376,173	400,986	400,514	418,249	416,061	467,889	467,999

Freddie Mac common stock and other equity securities	5,919	294,339	6,061	254,776	6,213	300,430	6,285	242,904	6,317	260,215

Total investment and mortgage securities and Freddie Mac common stock	$359,147	$640,070	$387,618	$630,949	$407,199	$700,944	$424,534	$658,965	$474,206	$728,214

The following table sets forth the composition of the investment and mortgage portfolio at the dates indicated and whether such investments have fixed or adjustable interest rates.

	At September 30, 2006			At September 30, 2005
	Amortized Costs	Market Value	Unrealized Gain/(Loss)	Amortized Costs	Market Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Total municipal bonds	$1,010	$1,027	$17	$—	$—	$—
Fixed rate agency notes/bonds	11,672	11,476	(196)	17,859	17,712	(147)
Total fixed rate mortgage-backed and mortgage-related securities	96,466	93,799	(2,667)	111,208	109,881	(1,327)
Total fixed rate collateralized mortgage obligations	101,406	97,914	(3,492)	127,745	125,019	(2,726)

Total fixed rate municipals, investment and mortgage securities	210,554	204,216	(6,338)	256,812	252,612	(4,200)

Variable rate agency	25,000	25,079	79	—	—	—
Variable rate mortgage-backed and mortgage-related securities	30,140	29,504	(636)	42,644	42,025	(619)
Variable rate collateralized mortgage obligations	87,534	86,932	(602)	82,101	81,535	(566)

Total variable rate investment and mortgage securities	142,674	141,515	(1,159)	124,745	123,560	(1,185)

Freddie Mac common stock and other equity securities	5,919	294,339	288,420	6,061	254,777	248,715

Total municipals, investment and mortgage securities and Freddie Mac common stock	$359,147	$640,070	$280,923	$387,618	$630,949	$243,330

Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at September 30, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Municipal bonds	$—	$—	$—	$—	$—	$—	$1,010	4.01%	$1,010	$1,027	4.01%

Investment securities available for sale:
U. S. Government agencies	$5,000	4.25%	$25,000	5.19%	$6,673	5.05%	$—	—	$36,673	$36,555	5.04%
Corporate debt	—	—	—	—	—	—	—	—	—	—	—

Total investment securities	5,000	4.25%	25,000	5.19%	6,673	5.05%	—	—	36,673	36,555	5.04%
Mortgage-backed securities Available for sale:
Ginnie Mae	—	—	—	—	3,260	6.15	9,709	5.73	12,969	13,050	5.84%
Fannie Mae	—	—	—	—	—	—	106,115	4.63	106,115	102,881	4.63
Freddie Mac	—	—	—	—	—	—	7,522	4.77	7,522	7,371	4.77

Total mortgage-backed securities	—	—	—	—	3,260	6.15	123,346	4.72	126,606	123,302	4.76%
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	39,949	4.30	39,949	38,337	4.30%
Freddie Mac	—	—	—	—	5,102	3.53	35,916	5.19	41,018	39,839	4.99
Ginnie Mae	—	—	—	—	—	—	997	5.08	997	977	5.08
Other Non-agency	—	—	—	—	—	—	106,974	5.36	106,974	105,694	5.36

Total collateralized mortgage obligations	—	—	—	—	5,102	3.53	183,836	5.10	188,938	184,847	5.05%

Total	$5,000	4..25%	$25,000	5.19%	$15,035	6.10%	$308,192	4.93%	$353,227	$345,731	4.95%

Equity Securities. As of September 30, 2006, equity securities were primarily comprised of 4,437,500 shares of Freddie Mac common stock which had a per share market value of $66.33 per share, a total market value of $294.3 million and a cost basis of approximately $1.33 per share. The large unrealized pre-tax gain of approximately $288.4 million is the result of a series of well-timed investments in Freddie Mac common stock in the middle to late 1980’s. As a result of strong fundamental growth at Freddie Mac and a favorable stock market environment, our Freddie Mac common stock investment has appreciated significantly and now constitutes approximately 26.8% of our total assets. The unrealized gain in Freddie Mac common stock has substantially strengthened our capital. The after-tax unrealized gain in Freddie Mac common stock constitutes 66.2% of our equity capital. Dividends on Freddie Mac common stock have also significantly increased our dividend and interest income.

Our Freddie Mac common stock is held by the Company and the Bank as follows:

CharterBank	2,555,000 shares
Charter Financial	1,882,500 shares

Total	4,437,500 shares

In addition, the owner of 80% of Charter Financial’s common stock, First Charter, MHC, owns 398,000 shares of Freddie Mac common stock.

We believe that our ownership of Freddie Mac common stock continues to present attractive appreciation and dividend growth potential. We filed a self tender offer with the Securities and Exchange Commission on November 21, 2006 and indicated that we would fudn the tender offer by selling enough Freddie Mac stock held at the Charter Financial level to fund the tender offer and pay income taxes on the gain that is realized. We will continue to evaluate our remaining investment in Freddie Mac common stock considering the appreciation and dividend potential of the Freddie Mac common stock, the income tax impact of a strategy, alternative investments or uses of sales proceeds and the portion of our capital that the after-tax unrealized gain represents.

We operate a covered call program with respect to 400,000 shares of Freddie Mac common stock. When we write a call option, we receive a fee or premium. If the call option expires unexercised, we retain this premium and record it as income. If the call option is exercised, the premium is added to the sale proceeds and increases the gain on the sale of Freddie Mac stock. Once a covered call is written, we have little control over whether it will be exercised. If a call option is in the money as its maturity approaches, we can either allow it to be exercised or purchase the call to prevent its exercise. The decision to allow the exercise or to repurchase the option is based on several factors including the strike price at which the option would be exercised, alternative investments for the proceeds of the sale, tax considerations, the proportion of realized to unrealized equity and the cost to repurchase the option. If a high volume of call options are exercised within a particular quarter, we would experience higher than normal noninterest income. Because we have little control over whether a call will be exercised, our noninterest income and net income could fluctuate significantly from quarter to quarter.

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

During fiscal year 2003, we sold 15,000 shares of Freddie Mac common stock, during fiscal year 2004, we sold 35,000 shares of Freddie Mac common stock, during fiscal year 2005, we sold 92,500 shares of Freddie Mac common stock and during fiscal year 2006, we sold 75,000 shares of Freddie Mac common stock under the covered call program.

Mortgage Related Securities. Our mortgage-related security portfolio is composed of collateralized mortgage obligations and mortgage-backed securities. Collateralized mortgage obligations and mortgage-backed securities consist of various types of securities issued by the major secondary market issuers including Ginnie Mae, Fannie Mae and Freddie Mac, as well as a variety of private issuers. The portfolio includes securities with a wide variety of structures including variable rate and fixed rate securities, including many hybrid securities with balloon terms.

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

	At September 30, 2006
	Par	Premium	Discount	Amortized Cost	Average Life in Yrs.	Average Interest Yield
MBS - fixed rate	$96,431,679	$588,785	$554,895	$96,465,569	5.27	4.92%
MBS – variable rate	30,064,039	110,155	33,800	30,140,394	3.69	4.22
CMO - fixed rate	101,762,417	192,120	548,062	101,406,475	4.51	3.54
CMO – variable rate	88,010,374	12,865	492,697	87,530,542	5.70	6.65

Total	$316,268,509	$903,925	$1,629,454	$315,542,980

While mortgage related securities have average lives as stated in the accompanying tables, average lives may be significantly shorter or longer based on interest rates and underlying loan prepayments. Based on interest rates and market prepayment assumptions as of September 30, 2006, the estimated average life of our fixed rate mortgage-backed security portfolio was 5.27 years and the estimated average life of our fixed rate collateralized mortgage obligation portfolio was 4.51 years. If prepayment rates are lower than estimated, our earnings will be negatively affected by the lack of cash flows to invest in higher yields. A portion of the fixed rate mortgage-backed securities are backed by multifamily loans that have prepayment penalties or yield maintenance agreements and thus are not as likely to prepay due to changes in interest rates.

As discussed above, we have sought to utilize our strong equity position to enhance our earnings and return on equity by using Federal Home Loan Bank advances, reverse repurchase agreements and other borrowings to fund the purchase of higher yielding investment securities. Historically our mortgage-backed securities portfolio has been effective in leveraging our strong capital and increasing net earnings levels. With the current yield and risk characteristics we have been using cash flow from mortgage securities to reduce borrowings.

Mortgage-Backed Securities and Mortgage-Related Securities. The following table discloses the amortized cost and fair value of our mortgage-backed and mortgage-related securities, all of which are classified as available for sale as of the dates indicated. Since 1994, all mortgage-related securities have been classified as available for sale.

	At September 30,
	2006			2005			2004
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$12,970	4.11%	$13,050	$16,019	4.41%	$16,266	$19,876	5.25%	$20,170
Fannie Mae	106,115	33.63	102,881	127,547	35.07	125,449	129,954	34.32	130,652
Freddie Mac	7,522	2.38	7,371	10,285	2.83	10,191	9,852	2.60	9,902

Collateralized mortgage obligations available for sale:
Fannie Mae	39,949	12.66	38,336	60,950	16.76	59,183	72,589	19.17	71,122
Freddie Mac	41,018	13.00	39,839	56,824	15.62	56,085	92,026	24.30	91,644
Other	106,973	33.90	105,695	91,077	25.04	90,289	52,840	13.96	53,358
Ginnie Mae	996.32		977	996.27		998	1,510.40		1,509

Total	$315,543	100.00%	$308,149	$363,698	100.00%	$358,461	$378,647	100.00%	$378,357

	At September 30,
	2003			2002
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$14,532	3.66%	$14,919	$24,189	5.31%	$24,714
Fannie Mae	89,365	22.53	90,408	31,103	6.83	31,590
Freddie Mac	13,378	3.37	13,267	6,744	1.48	6,732

Collateralized mortgage obligations available for sale:
Fannie Mae	136,101	34.32	133,520	126,788	27.82	126,353
Freddie Mac	86,818	21.89	86,068	239,570	52.57	239,179
Other	56,441	14.23	56,250	25,181	5.52	25,238
Ginnie Mae.	—	—	—	2,139.47		2,134

Total	$396,635	100.00%	$394,432	$455,714	100.00%	$455,940

Federal Home Loan Bank Stock. Every federally insured financial institution that borrows funds from a Federal Home Loan Bank is required to invest in the stock of that Federal Home Loan Bank. The institution’s investment in Federal Home Loan Bank stock, along with other assets of the institution, is then pledged as collateral for the advances. As of September 30, 2006, we owned approximately $16.0 million of stock in the Federal Home Loan Bank of Atlanta.

Bank Owned Life Insurance During 2006, we purchased $12 million of single premium life insurance as a tax advantage investment. The insurance also serves as key person insurance for certain directors and members of management.

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

Deposits. At September 30, 2006, our total deposits amounted to $372.1 million, of which $321.3 million were retail deposits, $32.6 million were funds on deposit from credit unions, and $18.1 million were brokered deposits. Funds on deposit from credit unions and brokered deposits are known as wholesale deposits. At September 30, 2005, our retail deposits totaled $250.4 million, and our wholesale deposits totaled $69.7 million.

Retail Deposits. We offer a variety of deposit products to meet the needs of retail and business customers. We currently offer non-interest bearing demand accounts, interest bearing demand accounts (NOW), savings passbook and statement accounts, money market accounts and certificates of deposits. Deposit products are developed to meet the needs of our targeted markets and products are changed as necessary to meet customer needs and marketing objectives.

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

As of September 30, 2006, core deposits, consisting of demand deposits, NOW deposits, savings, and money market accounts, represented 52.6% of total retail deposits and 45.5% of total deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended September 30, 2006, 2005, and 2004. We expect that our retail core deposit base will continue to expand to reflect the planned expansion of our retail branch network and that our transaction accounts will increase as a result of our increased marketing efforts related to such accounts within our targeted market area.

Wholesale Deposits. Our wholesale deposits consist of brokered deposits and funds on deposit from credit unions. CharterBank obtains credit union deposits by placing rates on a rate service. CharterBank pays to advertise its rates with the third party. Credit unions with an interest in depositing funds contact CharterBank directly. At September 30, 2006, we had $32.6 million in credit union certificates of deposit and $18.1 million in brokered deposits.

At September 30, 2006, credit union certificates of deposit and brokered deposits totaled $50.7 million, or 13.6% of our total deposits. At September 30, 2005, credit union certificates of deposit and brokered deposits totaled $69.7 million, or 21.8% of our total deposits.

Deposit Distribution Weighted Average. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At September 30,
	2006			2005			2004
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Retail:
Non-certificated accounts:
Noninterest bearing-demand deposits (1)	$31,384	8.43%	—%	$27,660	8.64%	—%	$24,612	8.80%	—%
NOW deposits	49,295	13.25	1.87	40,450	12.64	.73	39,692	14.20	.55
Savings deposits	13,213	3.55	.25	14,739	4.60	.25	14,980	5.36	.25
Money market deposits	75,238	20.22	4.67	48,512	15.15	2.94	50,066	17.91	1.65

Total non-certificated accounts	169,130	45.45	2.15	131,361	41.03	1.34	129,350	46.27	0.84

Certificates of Deposit:
One year or less	131,240	35.28	4.56	75,736	23.66	2.98	73,507	26.29	2.38
Over 1 year through 3 years	15,108	4.06	3.83	31,978	9.99	3.91	32,945	11.78	3.59
Over 3 years	5,910	1.59	3.89	11,316	3.54	3.93	9,662	3.46	3.73

Total retail Certificates of Deposit	152,258	40.93	4.46	119,030	37.19	2.32	116,114	41.53	2.83

Total retail deposits	321,388	86.38	3.25	250,391	78.22	2.28	245,464	87.80	1.78

Wholesale:
Certificates of Deposit
One year or less	43,218	11.62	4.84	60,450	18.88	3.59	24,720	8.84	2.45
Over 1 year through 3 years	6,457	1.74	4.50	7,149	2.23	3.65	6,958	2.49	3.13
Over 3 years	994.26		4.55	2,139.67		4.12	2,433.87		3.94

Total wholesale:	50,669	13.62	4.79	69,738	21.78	3.61	34,111	12.20	2.70

Total deposit accounts	$372,057	100.00%	3.46%	$320,129	100.00%	2.57%	$279,575	100.00%	1.89%

(1)	Excludes mortgagors’ escrow payments.

Deposit Flow. The following table summarizes the deposit activity of the Bank for the periods indicated.

	For the Years Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$320,129	$279,575	$279,386
Net increase (decrease) before interest credited, wholesale	(18,970)	35,627	(15,626)
Net increase (decrease) before interest credited, retail	62,228	(311)	12,244
Interest credited	8,670	5,238	3,571

Balance at end of period	$372,057	$320,129	$279,575

Total increase in deposit accounts	$51,928	$40,554	$189

Percentage increase	16.22%	14.51%	.07%

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

Certificate of Deposit Maturities. At September 30, 2006, we had $94.3 million in certificates of deposit with balances of $100,000 and greater maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Retail:
Three months or less	$10,668	4.93%
Over three months through six months	21,958	5.09
Over six months through 12 months	27,364	4.40
Over 12 months	7,538	4.32

Total	67,528	4.84

Wholesale:
Three months or less	21,744	4.26
Over three months through six months	897	4.87
Over six months through 12 months	1,701	5.08
Over 12 months	2,400	4.14

Total	26,742	4.77

Total	$94,270	4.79%

Certificate of Deposit Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at the dates indicated.

	At September 30, 2006
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
Retail:
2.00% and below	$114	$19	$—	$203	$336.22%
2.01% to 3.00%	24,550	1,513	153	252	26,468	17.39
3.01% to 4.00%	4,467	4,110	2,761	2,060	13,398	8.80
4.01% to 5.00%	28,505	1,700	3,473	3,395	37,073	24.36
5.01% to 6.00%	73,604	244	1,133	—	74,981	49.23
6.01% and above	—	—	2	—	2	—

Total	$131,240	$7,586	$7,522	$5,910	$152,258	100.00%

Wholesale:
2.00% and below	$—	$—	$—	$—	$—	—%
2.01% to 3.00%	198	—	—	—	198.39
3.01% to 4.00%	3,476	1,589	847	—	5,912	11.66
4.01% to 5.00%	34,088	694	496	797	36,075	71.20
5.01% to 6.00%	5,456	2,632	199	197	8,484	16.75
6.01% and above	—	—	—	—	—	—

Total	$43,218	$4,915	$1,542	$994	$50,669	100.00%

Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase provide an additional source of funds to finance our lending and investing activities. At September 30, 2006, our total borrowings were $337.9 million, as compared to $382.3 million at September 30, 2005. Our utilization of borrowings has generally contributed to our profitability and we will continue to employ borrowings as a source of funds. At the same time, we will consider whether to undertake future borrowings as a source of funds only after a review of numerous relevant factors including:

•	the potential interest spread and risks involved;

•	analysis of the current and anticipated interest rate environment;

•	the current and expected levels of our deposit base;

•	various other risk factors associated with using borrowings as a source of funds; and

•	the return and risk characteristics of the asset to be acquired or retained.

Federal Home Loan Bank Advances. At September 30, 2006, our outstanding Federal Home Loan Bank advances totaled $312.0 million, as compared to $287.0 million at September 30, 2005.

At September 30, 2006, CharterBank had pledged, under a blanket lien with the Federal Home Loan Bank of Atlanta:

•	all stock of the Federal Home Loan Bank of Atlanta held by CharterBank;

•	certain qualifying first mortgage loans with unpaid principal balances totaling $75.0 million;

•	certain commercial real estate loans with unpaid principal balances totaling $7.8 million; and

•	certain mortgage-backed securities, collateralized mortgage obligations, and investment securities with an aggregate carrying amount of $297.7 million.

At September 30, 2006, CharterBank has available lines of credit commitments with the FHLB totaling $388.1 million, of which $312.0 million was advanced and $76.1 million was available.

Securities Sold Under Agreements to Repurchase. We had approximately $25.9 million of securities sold under agreements to repurchase outstanding at September 30, 2006, as compared to $95.3 million at September 30, 2005. This amount was reduced during fiscal 2006 as payments received on mortgage securities were applied as reductions. Our securities sold under agreements to repurchase are secured by certain mortgage-backed securities, collateralized mortgage obligations. At September 30, 2006, investment securities and had an aggregate carrying amount, including accrued interest of $28.6 million, as compared to $102.2 million at September 30, 2005. All securities sold under the agreements to repurchase are under our control. The repurchase agreements at September 30, 2006 and 2005 have maturities of less than 45 days and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian.

The following table sets forth information concerning balances and interest rates on the Bank’s Federal Home Loan Bank advances and securities sold under agreement to repurchase at the dates and for the years indicated.

	At and for the Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$302,823	$304,077	$259,235
Maximum amount outstanding at any month-end during the year	320,500	318,320	300,700
Balance outstanding at end of the year	312,000	287,000	292,050
Weighted average interest rate during the year	4.38%	4.24%	4.08%
Weighted average interest rate at end of year	4.44%	4.31%	4.11%

Securities sold under agreements to repurchase:
Average balance outstanding	$56,047	$100,005	$132,623
Maximum amount outstanding at any month-end during the year	82,580	114,381	150,710
Balance outstanding at end of the year	25,928	95,336	100,739
Weighted average interest rate during the year	4.69%	2.83%	1.28%
Weighted average interest rate at end of year	5.42%	3.85%	1.81%

The following table sets forth additional information on the maturities, interest rates, and balances of Federal Home Loan Bank advances at the dates and for the years indicated.

	2006			2005
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$75,000,000	2.62-3.68%	3.40%	25,000,000	2.97%	2.97%
One to two years	50,000,000	2.87-3.31%	3.09%	75,000,000	2.62-3.68%	3.18%
Two to three years	—	—	—	50,000,000	2.87-3.31%	3.09%
Three to four years	35,000,000	3.93-6.22%	5.57%	—	—	—
Four to five years				35,000,000	3.93-6.22%	5.57%
Thereafter	152,000,000	4.33-6.14%	5.26%	102,000,000	5.40-6.14%	5.64%

	$312,000,000		4.44%	287,000,000		4.31%

Current and Planned Sources of Funds. As discussed above, we expect to continue to rely on a combination of both retail and wholesale deposits to fund our operations. We seek to grow the retail component of our funding structure, while reducing our dependence on wholesale funds as a source of funds. We are hopeful that our future renovations and ATMs will enhance our ability to attract retail deposits.

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

Personnel. As of September 30, 2006, CharterBank had 179 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

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

Distributions. To the extent that CharterBank makes “non-dividend distributions” to Charter Financial, such distributions will be considered to result in distributions from unrecaptured tax bad debt reserve as of December 31, 1987 (“base year reserve”), to the extent thereof; and then from supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits will not be included in income.

The amount of additional income created from a non-dividend distribution is equal to the lesser of (1) the base year reserve and supplemental reserve for losses on loans or (2) an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be included in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by alternative minimum tax net operating loss carryovers, of which we currently have none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. We have been subject to a tax on alternative minimum taxable income during the past five years.

Elimination of Dividends. Charter Financial may exclude from its income 100% of dividends received from CharterBank because CharterBank and Charter Financial are members of the same affiliated group of corporations.

State Taxation. CharterBank currently files and will continue to file Georgia and Alabama income tax returns. Generally, the income of financial institutions in Georgia and Alabama, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Georgia and Alabama tax, respectively. We are not currently under audit with respect to either our Georgia or our Alabama income tax returns and none of our state tax returns have been audited for the past five years.

Charter Financial is required to file a Georgia income tax return and is generally subject to a state income tax rate that is the same tax rate as the tax rate omposed on financial institutions in Georgia.

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

QTL Test. Under federal law, CharterBank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, CharterBank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, CharterBank’s total assets less the sum of:

•	liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	office property.

CharterBank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. CharterBank met the QTL test at September 30, 2006, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender”. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

If CharterBank fails the QTL test and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require CharterBank to meet three minimum capital standards:

(1)	A tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets, as adjusted under the OTS regulations;

(2)	a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System or 4% or more if the savings association has not been assigned the highest composite rating; and

(3)	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets; provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

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

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits that qualify as core capital and minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets, servicing assets and credit-enhancing interest-only strips not includable in tangible capital and certain investments in and loans to non-includable subsidiaries and subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships and excludes minority interests in consolidated asset backed commercial paper programs that are excluded from risk-weighted assets pursuant to OTS regulations. Supplementary capital includes cumulative and other perpetual preferred stock, mandatory convertible subordinated debt, mandatory redeemable peferred stock, intermediate-term preferred stock, perpetual subordinated debt, income capital certificates, net worth certificates, mutual capital certificates, non-withdrawable accounts and pledged deposits included in core capital and allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is included in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At September 30, 2006, CharterBank met each of its capital requirements. See footnote 17 in the accompanying consolidated financial statements.

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

Transactions with Affiliates. CharterBank’s authority to engage in transactions with its “affiliates” is limited by OTS and Federal Reserve Board (“FRB”) regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to CharterBank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of CharterBank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from CharterBank. In addition, regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The FRB implements sections 23A and 23B of the FRA through Regulation W. The FRB expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W, which CharterBank has done.

Loans to Insiders. CharterBank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CharterBank’s capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit in excess of certain limits must be approved by CharterBank’s Board of Directors.

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

At September 30, 2006, CharterBank met the criteria for being considered “well-capitalized.”

When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.

Insurance of Deposit Accounts. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (the “DIF”) on March 31, 2006. CharterBank is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously paid. We believe that we have credits that will offset the assessment for calendar 2007 and possibly 2008.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Federal Home Loan Bank System. CharterBank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the regional FHLBs making up the FHLB System. Each member of the FHLB of Atlanta has to maintain a minimum investment in FHLB of Atlanta stock in an amount equal to the sum of (i) approximately 0.25% of the member’s total assets up to a maximum of $25 million, (ii) 4.5% of the member’s outstanding advances, (iii) 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, and (iv) 8% of any Affordable Multi-Family Participation Program loans purchased from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future FHLB advances was increased, CharterBank’s net interest income would be adversely affected.

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the terms or pricing for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services from a competitor of the institution.

Federal Reserve System. Under regulations of the FRB, CharterBank is required to maintain noninterest-earning reserves against its transaction accounts. The amount of transaction accounts exempt from a reserve requirement is $7.8 million. A 3% reserve is required for transaction accounts from $7.8 million to $48.3 million. Institutions with transaction accounts over $48.3 million are subject to a reserve requirement of $1.215 million plus 10% on all transaction accounts over $48.3 million. CharterBank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-

bearing account at a Federal Reserve Bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce CharterBank’s interest-earning assets, to the extent the requirement exceeds vault cash.

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

Restrictions Applicable to Charter Financial. Because Charter Financial was organized after May 4, 1999, under the Gramm-Leach-Bliley Act (the “GLB Act”), it is prohibited from engaging in non-financial activities. Charter Financial’s activities are generally restricted to:

•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•	any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (“BHCA”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the BHCA.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHCA include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.;

•	merchant banking activities; and

•	portfolio investments made by an insurance company.

In addition, Charter Financial cannot be acquired or acquire a company unless the acquirer or target (as the case may be is engaged solely in financial activities.

Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company such as First Charter MHC may engage only in the following activities:

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

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•	if the laws of the state in which the savings institution to be acquired is located specifically authorize a Georgia savings institution chartered by that state to be acquired by a savings institution.

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

The Sarbanes-Oxley Act’s principal legislation and the derivative legislation and rulemaking promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	A requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	a requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

We estimate the costs of complying with the provisions of Sarbanes Oxley section 404 were approximately $500,000 to $750,000 for the year ended September 30, 2006.

USA Patriot Act. CharterBank is subject to the Bank Secrecy Act, as amended by the USA Patriot Act which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, the USA Patriot Act imposes the following obligations on financial institutions:

•	All financial institutions must establish risk-based anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•	All financial institutions must implement a written customer identification program appropriate for its size, location and type of business,

•	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through these accounts.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and must take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications.

Federal Securities Law. Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all of your investment.

A decrease in the market value of our Freddie Mac stock investment may reduce our earnings and capital.

At November 16, 2006, we owned 4,402,500 shares of Freddie Mac stock of which 1,847,500 shares were owned directly by Charter Financial and the remaining 2,555,000 shares were owned by CharterBank. These shares had an estimated fair market value of $302.0 million. On November 21, 2006, we commenced an issuer tender offer pursuant to which we plan to purchase up to 1,000,000 shares of our common stock. The tender offer will be funded by the sale of Freddie Mac common by Charter Financial. Assuming we purchase 1,000,000 shares of our common stock at the maximum purchase price of $52.00, we would need to sell approximately 776,000 shares of Freddie Mac stock to fund the tender offer and related expenses, based on the $67.51 closing price of Freddie Mac stock on November 21, 2006. In that case, we would still own approximately 3,626,500 shares of Freddie Mac stock, on a consolidated basis, having a market value of approximately $248.7 million.

Our current revenue and strong capital structure are due, in part, to dividend income from the Freddie Mac stock and the appreciation of the stock investment. If we cannot increase income from our loan and investment portfolio and the market value of our Freddie Mac stock investment declines, our capital and profitability may be adversely impacted. In addition, if the market value of our Freddie Mac stock investment declines, our capital will be reduced proportionately.

We have a significant deferred tax liability on our Freddie Mac stock investment. If it became payable, this tax liability would significantly adversely affect our liquidity, ability to hold Freddie Mac stock and earnings.

At September 30, 2006, we had deferred taxes of $108.2 million which relate primarily to the unrealized gain on our Freddie Mac stock. The unrealized gain, net of tax, has been recorded as other comprehensive income and has been included in the equity section of the statement of financial condition as Accumulated Other Comprehensive Income and the related deferred taxes have been included in the liability section as Deferred Income Taxes. We have designated our Freddie Mac stock investment as held for investment, as opposed to trading, for tax purposes. If, because of frequent sales or for other reasons, the Internal Revenue Service designates our Freddie Mac stock investment as trading, the investment would be marked to market for tax purposes each year. As of September 30, 2006, this would add approximately $288.4 million to taxable income which, assuming a 38.6% effective tax rate, would require a combined tax payment of $111.3 million. The payment of this deferred tax liability would adversely affect our liquidity, ability to hold Freddie Mac stock and earnings. In addition, assuming we sell approximately 1,244,,000 shares of Freddie Mac stock to fund our announced issuer tender offer, approximately $83.3 million would be added to our taxable income which, assuming a 38.6% effective tax rate, would require a combined tax payment of $31.3 million.

If our dividend income exceeds our taxable income for any given year, we will lose potential tax benefits associated with the dividends received deduction.

We receive a dividends received deduction on dividend income from our investment in Freddie Mac stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividend received deduction. Therefore, if taxable income exceeds 70% of dividend income or if we incur a net loss for any given year, the full deduction of 70% of dividends is allowed, creating significant tax savings for us. However, if 70% of dividend income exceeds taxable income for any given year, we will not be able to take full advantage of the dividends received deduction and we would lose potential tax benefits. The table below shows the tax benefit of the dividends received deduction at different levels of taxable income assuming constant dividend income of $8,400,000 and an effective tax rate of 37.72%.

	Taxable Income (Loss)
1. Taxable income (loss) before dividend exclusion	$9,000,000	$100,000	$(100,000)
2. Dividend income	$8,400,000	$8,400,000	$8,400,000
3. Dividends received deduction – lesser of 70% of line 1 or line 2	$5,888,000	$70,000	$5,888,000
4. Tax benefit of deduction	$2,220,954	$26,404	$2,220,954

A decrease in our sources of funds may affect our ability to fund loans. This would reduce our earnings.

CharterBank funds its operations with a combination of retail and wholesale deposits, and with borrowings from the Federal Home Loan Bank of Atlanta and securities sold under agreements to repurchase. Credit union certificates of deposits comprised approximately 10% of our total deposit base at September 30, 2006. The balances of our credit union deposits are more volatile than our retail deposits. Wholesale deposits of approximately $43.2 million are scheduled to mature within the next year. As these deposits mature, they are less likely to remain with CharterBank, as compared to the relatively stable balance of our core retail deposit base. As a result, these maturities will most likely outpace the growth of our retail deposit base. Accordingly, we plan to continue to utilize either borrowed funds or wholesale deposits to fund asset growth and maturing liabilities.

Our capacity to borrow is impacted by the amount of available collateral. This collateral is impacted by interest rates, delinquencies and other factors related to the underlying loans and securities. In a rising interest rate environment or a weak economy, the value of our collateral may decrease thereby reducing our capacity to borrow. Further, the Federal Home Loan Bank may have higher priority than other lenders from whom we have borrowed in times of financial distress and demand significant collateral. At September 30, 2006, CharterBank had available lines of credit commitments with the Federal Home Loan Bank of Atlanta totaling $388.2 million, of which $312.0 million was advanced and $76.0 million was available.

Although we have secured a line of credit based on the value of our Freddie Mac stock, we believe that the significant negative tax implications associated with borrowing against our Freddie Mac stock makes this option a last resort.

If sufficient deposits or borrowings are not available to effectively fund loans, our future earnings may be negatively impacted.

Our local economy may affect our future growth possibilities.

Our current market area is principally located in west-central Georgia and east-central Alabama. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. While we expect our local economy to moderately grow over the next several years, a downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

Our market area has traditionally depended on the textile industry as a source of employment, and while our local economy has expanded to include other trade sectors in recent years, including the March 2006 announcement by Kia Motor Corporation that they plan to construct an automotive assembly and manufacturing facility in West Point, Georgia, our local economy has not experienced the same growth as other nearby regions. While we will seek to address this economic risk through expansion of our retail delivery systems into other nearby markets, we cannot guarantee that a downturn in our local economy will not have a negative impact on our earnings.

Our high market share in the Valley area may limit further growth and lower our profitability.

Our strong market share in the “Valley” region of our market area, which consists of West Point, Georgia, and Lanett and Valley, Alabama, may limit further growth in this area which could limit the amount of funds available to originate loans. Therefore, our profitability will depend, in part, on our ability to expand our retail market area beyond the Valley region. If this growth strategy is not successful, our earnings may be negatively impacted.

Our ownership of Freddie Mac stock causes our return on average equity to be low compared to other companies. This could hurt the trading price of our common stock.

At September 30, 2006, Freddie Mac stock, based on the price and dividend at September 30, 2006 had a yield of approximately 2.77% compared to a yield of 6.04% on our total interest-earning assets excluding Freddie Mac stock. This factor reduces our return on average equity to a level that may be lower than our peers. For the year ended September 30, 2006, our return on average equity was 5.10%. As long as we own a large amount of Freddie Mac stock, we expect our return on equity to be below the industry average, which may negatively impact the value of our stock.

A decrease in demand for mortgage, commercial and consumer loans may lower our earnings.

Making loans is a major component of our business and a primary source of revenues. If customer demand for loans decreases, our earnings may decrease because our alternative investments earn less revenue for us than real estate, commercial and consumer loans. Customer demand for loans could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, an increase in interest rates or increased competition from other institutions.

Because we intend to increase our commercial real estate lending, our lending risk will increase and downturns in the real estate market or local economy could adversely impact our earnings.

Loans secured by commercial real estate properties generally involve a higher degree of risk than residential mortgages. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties or a related business, repayment of such loans may be subject to a greater extent, to adverse conditions in the real estate market or the local economy. Commercial real estate loans may also involve relatively large loan balances to single borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties secured by the loan or the revenues from the business thereby increasing the risk of nonperforming loans. As the volume of commercial real estate loans in our loan portfolio increases, the corresponding risks and potential for losses from these activities may also increase.

Because our loans are concentrated in the states of Georgia and Alabama, downturns in the economy or real estate market in our market area will adversely impact our earnings.

Our loan portfolio is secured primarily by real estate located in Georgia and Alabama. Accordingly, the asset quality of our loan portfolio depends upon the economy and unemployment rate in this area. A downturn in the economy or the real estate market in our primary lending area would likely adversely affect our operations and earnings.

Because First Charter, MHC owns a majority of Charter Financial’s common stock, First Charter, MHC is able to prevent transactions you might be in favor of, including a sale or merger of Charter Financial.

Provisions of our federal charter and bylaws and applicable provisions of federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of Charter Financial through a tender offer, business combination, proxy contest or some other method even though some of our stockholders might believe a change in control is desirable.

In addition, First Charter, MHC owns 80.0% of Charter Financial’s common stock. The same directors and officers who manage CharterBank and Charter Financial manage First Charter, MHC. The board of directors of First Charter, MHC controls the outcome of most matters put to a vote of stockholders of Charter Financial. We cannot assure you that the votes cast by First Charter, MHC will be in your personal best interests as a stockholder.

If we deregister our common stock under the Exchange Act, it could reduce the amount of information about us that is publicly available.

We plan to terminate the registration of our common stock under the Exchange Act if we have fewer than 300 holders of record of our common stock as determined under the Exchange Act. As of September 30, 2006, we had approximately 310 shareholders of record and our issuer tender offer announced November 21, 2006 will likely reduce that number.

If we deregistered our common stock under the Exchange Act, we would no longer be required to file information with the SEC or provide certain information to our stockholders under the Exchange Act, and many provisions of the Exchange Act would become inapplicable to us. Therefore, deregistration could substantially reduce the information we would be required to furnish to our stockholders. However, if we deregister our common stock, we currently intend to provide all of our stockholders with audited annual financial statements, along with other information we deem appropriate and consistent with applicable laws.

If our common stock does not continue to be traded on the Nasdaq Global Market, the liquidity of our common stock could decrease and it may be difficult for you to sell your stock.

Our common stock is currently traded on the Nasdaq Global Market. If we deregister our common stock under the Exchange Act, it will no longer be eligible to be traded on that market. In that case, we expect that our common stock will trade on the Over-the-Counter Bulletin Board or the Pink Sheets. However, broker-dealers often decline to trade in OTC Bulletin Board and Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct our business through nine full-service banking offices and three loan production offices. As of September 30, 2006, the properties and leasehold improvements owned by us had an aggregate net book value of $17.0 million.

Location	Ownership	Year Opened	Date of Lease or License Expiration(1)	Deposits as of September 30, 2005
				(In thousands)
Administrative Office:
1233 O.G. Skinner Drive West Point, Georgia	Owned	2005	—	—

Branch Offices:
600 Third Avenue West Point, Georgia	Owned	1965	—	$139,740

300 Church Street LaGrange, Georgia	Owned	1976	—	40,903

3500 20th Avenue(2) Valley, Alabama	Leased	1963	7/31/08	62,894

91 River Road(2) Valley, Alabama	Owned	1989	—	13,811

1605 East University Drive Auburn, Alabama	Owned	2001	—	36,305

2320 Moore’s Mill Road (3) Auburn, Alabama	Owned	2002	—	13,562

555 South Davis Road LaGrange, Georgia	Owned	2005	—	25,613

2nd Avenue Opelika, Alabama	Owned	2006	—	38,021

1684 South College Street Auburn, Alabama	Owned	2006	—	1,208

Loan Production Offices:
2959 Highway 154, Bld. C, Suite D Newnan, Georgia	Leased	1993	3/31/08

1212 7th Avenue, Suite B and C Phenix City, Alabama	Leased	2001	month-to-month

217 Osborne Street St. Mary’s, Georgia	Leased	2003	5/31/07

(1)	Lease expiration dates assume all options to extend lease terms are exercised.

(2)	Includes time period operated by Citizens National Bank prior to the Citizens acquisition.
(3)	Includes time period operated by Eagle Bank prior to the EBA acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol “CHFN.” First Charter, MHC, owns 15,857,924 shares, or 80% of our outstanding common stock. At September 30, 2006, there were 19,662,981 shares of common stock issued and outstanding, and there were approximately 330 holders of record. The price range for our common stock for the period from October 1, 2004, to September 30, 2006, based on daily closing prices, and the amounts of dividends we paid during that period, are set forth in the following table.

	High	Low	Dividends Declared
Fiscal Year Ended September 30, 2005
First Quarter	$44.00	$34.85	$2.25 per share	(1)
Second Quarter	$43.27	$31.50	$0.25 per share
Third Quarter	$36.44	$30.75	$0.35 per share
Fourth Quarter	$36.40	$33.48	$0.35 per share
Fiscal Year Ended September 30, 2006
First Quarter	$39.65	$32.68	$0.70 per share	(2)
Second Quarter	$38.74	$35.00	$0.45 per share
Third Quarter	$40.05	$35.72	$0.45 per share
Fourth Quarter	$40.30	$34.79	$2.20 per share	(3)

(1)	Included a special dividend of $2.00
(2)	Included a special dividend of $ .35
(3)	Included special dividend of $1.75

The stock price information set forth above has been provided by Bloomberg. High, low, and closing prices and daily trading volumes are reported in most major newspapers.

During the years ended September 30, 2006, and September 30, 2005, we paid dividends in the amounts set forth in the table above. The payment of future dividends will be subject to determination by our board of directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by CharterBank to Charter Financial. We cannot guarantee that we will not reduce or eliminate dividends in the future.

When Charter Financial pays dividends to its stockholders, it is required to pay dividends to First Charter, MHC, unless First Charter, MHC, elects to waive dividends. To date, First Charter, MHC, has waived dividends paid by Charter Financial. Any decision to waive dividends will be subject to regulatory approval.

Charter Financial is not subject to OTS regulatory restrictions on the payment of dividends. Our ability to pay dividends in the future depends on cash at Charter Financial and income at Charter Financial, including premiums on covered calls and exercises of covered calls on Freddie Mac common stock. It also depends on the amount of funds available from CharterBank. CharterBank must provide the OTS with 30 days notice of its intention to make a capital distribution to Charter Financial. OTS regulations may also limit, in certain circumstances, CharterBank’s ability to make capital distributions. CharterBank made a dividend distribution to Charter Financial in December 2005 of $9.0 million, which was approved by the OTS.

ITEM 6. SELECTED FINANCIAL DATA

The summary information presented below at September 30 and for each of the years presented is derived in part from the consolidated financial statements of Charter Financial. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At September 30,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Data:
Total assets	$1,097,321	$1,050,570	$1,068,201	$1,000,495	$982,563
Loans receivable, net(1)	374,726	356,808	316,151	292,553	208,654
Investment and mortgage securities available for sale(2)	345,732	376,173	400,513	416,061	467,999
Freddie Mac common stock & other equity securities	294,339	254,776	300,430	242,904	260,215
Retail deposits	321,288	250,391	245,464	229,649	173,078
Total deposits	372,057	320,129	279,575	279,386	210,746
Deferred income taxes	108,186	93,271	111,603	88,196	96,040
Total borrowings	337,928	382,336	392,789	388,441	410,963
Total retained earnings	63,548	63,790	63,626	59,190	58,225
Accumulated other comprehensive income(3)	172,489	149,405	180,359	143,941	155,961
Total equity	267,709	243,230	272,500	230,359	249,166
Allowance for loan losses	6,086	6,160	6,623	6,780	5,179
Non-performing assets	3,297	5,195	6,318	5,808	3,683

	For the Years Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Operating Data:
Interest and dividend income	$53,802	$44,689	$38,813	$34,335	$37,740
Interest expense	27,801	21,782	17,068	18,805	21,845

Net interest income	26,001	22,907	21,745	15,530	15,895
Provision for loan losses	—	75	30	25	250

Net interest and dividend income after provision for loan losses	26,001	22,832	21,715	15,505	15,645

Total noninterest income	10,826	10,966	6,508	5,894	1,939
Total noninterest expenses	21,130	18,269	17,156	18,225	14,200

Income before provision for income taxes	15,697	15,529	11,067	3,174	3,384

Income tax expense	2,353	4,116	2,850	83	484

Net income	$13,344	$11,413	$8,217	$3,091	$2,900

Basic earnings per share	$0.69	$0.58	$0.42	$0.16	$0.15
Fully Diluted earnings per share	$0.68	$0.58	$0.42	$0.16	$0.15
Dividends declared per share	$3.80	$3.20	$1.10	$0.60	$0.20

(1)	Loans are shown net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.
(2)	Includes all CharterBank investment and mortgage securities available for sale excluding Freddie Mac common stock.
(3)	Consists of unrealized holding gains and losses on Freddie Mac common stock, investments, mortgage-backed securities and collateralized mortgage obligations classified as available for sale, net of income taxes.

	At or for the Years Ended September 30,
	2006		2005		2004		2003		2002
Selected Financial Ratios and Other Data(4):

Performance:

Return on realized assets(5)	1.61%		1.44%		1.06%		0.43%		0.40%
Return on average assets	1.22		1.06		0.79		0.32		0.29
Comprehensive return on average assets(6)	3.34		(1.81)		4.28		(0.91)		(2.17)
Return on realized equity(5)	13.70		12.37		9.16		3.46		2.22
Return on average equity	5.10		4.23		3.23		1.26		0.93
Comprehensive return on average equity(7)	14.14		(7.24)		17.57		(3.64)		(7.06)
Average equity to average assets	23.60		24.97		24.35		25.07		30.71
Equity to total assets at end of period	24.40		23.15		25.51		23.02		25.36
Average interest rate spread(8)	1.10		0.96		1.20		0.49		0.10
Net interest margin(8)(9)	2.48		2.18		2.14		1.62		1.67
Average interest-earning assets to average interest-bearing liabilities	1.52	x	1.59	x	1.55	x	1.57	x	1.69	x
Total noninterest expense to average assets	1.94%		1.69%		1.64%		1.85%		1.40%

Regulatory Capital Ratios:
Tangible capital	9.71%		9.86%		9.46%		8.78%		10.16%
Core capital	9.71		9.86		9.46		8.78		10.16
Risk-based capital	26.21		27.62		28.37		27.23		32.67

Asset Quality Ratios:
Non-performing loans as a percent of total loans	0.74		1.12		1.81		1.71		1.41
Non-performing assets as a percent of total assets	0.30		0.49		0.59		0.58		0.38
Allowance for loan losses as a percent of total loans	1.59		1.69		2.05		2.26		2.42
Allowance for loan losses as a ratio of non-performing loans	2.15	x	1.51	x	1.12	x	1.32	x	1.30	x

Number of:
Full-time equivalent employees	179		169		181		188		147

(4)	Asset quality ratios and regulatory capital ratios are end of period ratios.
(5)	Realized assets and equity exclude unrealized gains on available for sale securities. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(6)	Comprehensive return on average assets represents comprehensive income divided by average assets. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(7)	Comprehensive return on average equity represents comprehensive income divided by average equity. We believe that this information is relevant because, in contrast to other financial institutions, a vast majority of Charter Financial’s comprehensive income is in the form of other comprehensive income instead of net income due to Charter Financial’s significant investment in Freddie Mac common stock. Please see the Ratio Analysis section in the Management’s Discussion and Analysis for further discussion.
(8)	The net interest spread and net interest margin are significantly impacted by the large balances of Freddie Mac common stock and the low dividend yield on that stock. Please see the net interest margin discussion in Management’s Discussion & Analysis for a discussion of this impact.
(9)	Net interest margin represents net interest income including dividend income from Freddie Mac common stock as a percentage of average interest-earning assets including Freddie Mac common stock.

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

The I-85/I-185 corridor anchored by Auburn, Alabama and Atlanta and Columbus, Georgia is an attractive market and the portions that are not in our current market are the most logical places for expanding our franchise through de novo branching. We will consider acquisitions in attractive growth markets in a broader geographic area.

Our current market includes the I-85 corridor from LaGrange, Georgia to Auburn, Alabama, including the economic communities of LaGrange, Georgia, Auburn-Opelika, Alabama and the Valley area which includes West Point, Georgia, and Lanett and Valley, Alabama. The Valley area is our historical home base. Based on data from the FDIC, as of June 30, 2006 we have 51.7% of the bank deposits in the Valley market, approximately 5.5% deposit market share in the Auburn-Opelika market and 11.9% deposit market share in the LaGrange market. Only one competitor has branches in all three of these markets. We have 15.3% of the combined deposit market share which is the second largest market share of any bank in these markets. There are a significant number of customers and potential customers that live in one of these markets and work in another. Auburn-Opelika, and to a lesser extent LaGrange, have stronger economies and more growth potential than the Valley market.

Historically we have focused on the consumer with one-to-four family mortgage loans and certificates of deposit. We are continuing our consumer focus with one-to-four family mortgages, consumer loans to credit-worthy borrowers, and a full menu of core deposit products. Our core deposits, transaction accounts, savings accounts and money market accounts, have increased to 52.6% of our total retail deposits from the traditional thrift deposit base that was almost exclusively certificate of deposits and passbook savings. We are expanding our customer base to include credit worthy small businesses and commercial real estate loans.

We seek to:

•	Improve customer service and convenience as a means to compete for an increased share of our customers’ financial service business;

•	Expand our retail banking franchise and our market share by increasing the number of households and the share of wallet of current households served within our market area;

•	Expand our retail banking franchise through the convenience of extended retail hours;

•	Continue to expand our market coverage by taking advantage of opportunities to build or acquire branches or acquire delivery systems within our target market;

•	Improve customer use of our existing alternative delivery channels, such as ATMs, Internet banking and telephone banking; and

•	Expand our offerings to businesses by focusing our commercial loan and deposit products and services as a means to increase the yield on our loan portfolio, to attract lower cost deposit accounts and increase non-interest income through related fees.

We train our employees in providing outstanding quality service to customers as well as in the technical aspects of their jobs.

A significant component of expanding our retail franchise is improving the communities we serve. The Charter Foundation plays a major role in implementing change in our markets. The Charter Foundation was created in 1994 and endowed by CharterBank’s members with an initial gift of $1 million of Freddie Mac common stock. Subsequent gifts from CharterBank plus proceeds from the Foundation’s investments have put the Foundation’s corpus at approximately $7.0 million. The annual grant budget, which is a minimum of 5% of the Foundation’s average assets, now totals approximately $400,000. In 2002, The Charter Foundation incorporated a member-voting component into the grant program. In June and July of each year, CharterBank’s customers in each market have an opportunity to vote for three $5,000 grants to be given in their community. This program is designed to more closely tie The Charter Foundation and CharterBank in the minds of customers and the general public. Since its inception in 1994, The Charter Foundation has awarded approximately $3.0 million in grants in the communities served by CharterBank.

Another community development activity geared to expanding the retail franchise is the Honors Savings Club program. This program, currently available to students in all public high schools in Troup County, Georgia, and Chambers County, Alabama, pays students for making all A’s in a given semester. There is also a $500 bonus opportunity for the class valedictorian, and a $500 bonus opportunity for any student who makes all A’s for all 4 years. To receive the award, each student must open an account at CharterBank, with one of the goals of the program being to cement a banking relationship with these students while they are young. Other goals are to reward academic excellence and to try to combat peer pressure that says it is not “cool” to be smart. Since its inception in 1996, more than $560,000 has been earned by students making all A’s. This program, while bearing the CharterBank name, is funded from First Charter, MHC.

In October 2006, First Charter, MHC made a contribution to the local hospital to assist in the creation of the CharterBank Women’s Center.

Managing Our Freddie Mac Common Stock Investment. We manage our Freddie Mac common stock in several ways. Over the past ten years our total annual return on Freddie Mac common stock has averaged 12.03%. Dividends on pretax Freddie Mac common stock are an important component of our shareholder value. Our income from Freddie Mac dividends exceeds $0.43 per Charter Financial share, or over $2.33 per Charter Financial minority share. Seventy percent of the Freddie Mac dividends are excluded from Charter Financial’s taxable income through the corporate dividends received exclusion. The Freddie Mac dividend, when combined with the 70% corporate dividend exclusion and the 15% personal tax rate reduction on dividends received by individuals, creates a tax efficient means for our stockholders to receive value from our Freddie Mac common stock investment. Also, the dividend waiver by First Charter, MHC, where only our minority shareholders receive dividends, adds significant value to our minority shareholders.

In 2003, we implemented a program of selling covered calls on the Freddie Mac common stock as a means of enhancing the returns on this investment. The holders of the call options exercised their call on 75,000 shares in fiscal 2006, 92,500 shares in fiscal 2005, 35,000 shares in fiscal 2004 and 15,000 shares in 2003 resulting in the sale of these shares. The sales resulted in gain on the sale of stock of approximately $4.8 million, $6.1 million, and $2.1 million in fiscal 2006, 2005, and 2004, respectively. The call program resulted in net call premiums of $278,000, $525,000, and $149,000 in 2006, 2005, and 2004, respectively. In the thirty-nine month period during which we have been writing calls, the price of the underlying stock has ranged from a low of $48.10 to a high of $73.70. This volatility has resulted in more repurchases of the option or sales of the underlying stock than would occur in a lower level of volatility. We continue to review this investment in Freddie Mac common stock in light of existing conditions and what is in the best interests of our shareholders.

On November 21, 2006 we filed a self tender offer to repurchase up to one million of our outstanding shares. We will sell enough Freddie Mac common stock to fund this tender offer and pay income taxes on the gain on the sale of Freddie mac stock.

Managing our Capital. The third major component of our strategy is capital management. We increased our capital leverage with the additional retail assets and deposits acquired in the Eagle Bank acquisition. We regularly evaluate expanding our capital leverage by extending the market area through de novo branching or acquisitions. Effective February 2003, Charter Financial acquired all of the outstanding shares of EBA Bancshares, Inc., Opelika, Alabama, and its wholly-owned banking subsidiary, Eagle Bank of Alabama, for a purchase price of approximately $8.6 million cash. The acquisition added three branches in the growing Auburn-Opelika area of Alabama, home of Auburn University, with $55.3 million in loans and $60.7 million in retail deposits. We slightly reduced our wholesale leverage of mortgage securities and borrowings. Wholesale leverage generally enhances income, but not franchise value, and thus is a low priority capital management tool. During the second fiscal quarter of 2006 we increased our quarterly dividend from 35 cents to 45 cents per share. We also paid special dividends of $2.10 per share in addition to our regular quarterly dividend during the fiscal year 2006. Our capacity to pay dividends is enhanced by First Charter, MHC’s willingness to waive receipt of its portion of the dividends. We continue to evaluate our dividend policy and the appropriateness of special dividends or share repurchases.

General. Charter Financial Corporation is the mid-tier holding company and the sole shareholder of CharterBank. In October 2001, Charter Financial was formed in connection with the conversion of the Bank from mutual to stock form. At that time, the Company issued 80% or 15,857,924 shares of its common stock to First Charter, MHC (“MHC”). The conversion, the offering of stock to depositors, and the issuance of Company stock to the MHC are referred to collectively as the “reorganization”. As a result of the reorganization, the Bank converted to a federally chartered stock savings bank and became a wholly-owned subsidiary of the Company, which is majority owned by the MHC, a federally chartered mutual holding company. Charter Financial’s common stock is traded on the Nasdaq Global Market under the symbol “CHFN”. All references to Charter Financial prior to October 16, 2001, except where otherwise indicated, are to CharterBank.

Our principal business is attracting deposits from the general public and investing those funds primarily in real estate loans. We also own 4.4 million shares of Freddie Mac common stock with an after tax unrealized gain of $177.1 million. While our primary businesses are the collecting of deposits from the general public and investing those funds in real estate loans, we also make consumer, construction and commercial loans and invest in mortgage-related and investment securities.

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

The table below shows our quarterly operating results for the past eight quarters.

	2006				2005
	4th qtr.	3rd qtr.	2nd qtr.	1st qtr.	4th qtr.	3rd qtr.	2nd qtr.	1st qtr.
	(In thousands)
Interest and dividend income	$14,003	$13,739	$13,273	$12,787	$11,530	$11,422	$11,059	$10,679
Interest expense	7,605	7,282	6,606	6,308	5,831	5,610	5,302	5,039

Net interest and dividend income	6,398	6,457	6,667	6,479	5,699	5,812	5,757	5,640
Provision for loan losses	—	—	—	—	75	—	—	—

Net interest and dividend income after provision for loan losses	6,398	6,457	6,667	6,479	5,624	5,812	5,757	5,640
Noninterest income	1,383	1,788	1,694	5,961	2,871	3,108	1,695	3,292
Noninterest expense	5,917	5,300	4,873	5,040	4,603	4,535	4,530	4,601

Income before provision for income taxes	1,864	2,945	3,488	7,400	3,892	4,385	2,922	4,331

Income tax expense	(1,045)	395	936	2,067	1,075	1,176	459	1,407

Net income	$2,909	$2,550	$2,552	$5,333	$2,817	$3,209	$2,463	$2,924

Earnings per share	$0.16	$0.13	$0.13	$0.27	$0.14	$0.16	$0.13	$0.15

Earnings per share- fully diluted	$0.15	$0.13	$0.13	$0.27	$0.14	$0.16	$0.13	$0.15

Capital and Capital Management. CharterBank has traditionally been a well-capitalized savings bank, due, among other factors, to our unrealized gains on Freddie Mac common stock. At September 30, 2006 and 2005, we exceeded each of the applicable regulatory capital requirements. Our tier 1 capital was $78.4 million and $78.8 million at September 30, 2006 and 2005, respectively. Tier 1 capital represented 13.11% and 14.69% of risk-weighted assets at September 30, 2006 and 2005, respectively. Tier 1 capital represented 9.71% and 9.86% of total regulatory assets at September 30, 2006 and 2005, respectively, which exceeds the well-capitalized requirements of 5.0%. At September 30, 2006 and 2005, respectively, we had total risk-based capital of $156.8 million and $148.1 million and risk-based capital ratios of 26.21% and 27.62%, which significantly exceeds the applicable well-capitalized requirements of 10%. CharterBank exceeded its various regulatory capital requirements by amounts ranging from $38.0 million to $97.0 million at September 30, 2006.

We declared regular dividends of $0.35 per share in December 2005 and $0.45 per share in March 2006, June 2006 and September 2006, and special dividends of $0.35 in December 2005 and $1.75 in August 2006. First Charter, MHC has waived its portion of these dividends. The Board of Directors will determine future dividends as well as other capital management strategies such as additional leverage, stock repurchases and special dividends. The Board of Directors will consider, among other factors, capital levels, results of operations, tax considerations, regulatory and regulatory business plan considerations, industry standards and economic conditions in determining such future dividends.

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

The Company segments its allowance for loan losses into the following four major categories: 1) specific reserves; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. An organizationally independent department reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by loan type. The Company has developed specific quantitative reserve factors to apply to each individual component of the reserve. These quantitative reserve factors are based upon economic, market and industry conditions that are specific to the Company’s local markets. These quantitative reserve factors consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the quantitative reserve factors are included in the various individual components of the allowance for loan losses. In addition, we use some qualitative reserve factors that are subjective in nature and require considerable judgment on the part of management. However, it is management’s opinion that these items do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary based on changes in economic conditions or changes in accounting guidance on reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management believes that the allowance for loan losses is adequate. The Company has 90.6% of its loan portfolio secured by real estate, with one-to-four family real estate loans comprising 37.7% of the total loan portfolio. Commercial real estate loans comprise 41.4% of the loan portfolio. Construction and development loans comprise 11.5% of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans the Company chooses to maintain in its portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price locked so the Company takes no credit or interest rate risk with respect to these loans. The Company’s largest individual funded loan exposure is a commercial real estate loan with a balance of $6.4 million at September 30, 2006. Our largest industry exposure is the hotel industry with approximately $16.6 million in loans. Only 5.0% of the Company’s portfolio consists of consumer loans, while 4.4% consists of commercial non-real estate loans.

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

The Company receives a dividends received deduction for tax purposes on dividend income from our investment in Freddie Mac common stock. This deduction is the lesser of 70% of dividends received or 70% of taxable income before the dividends received deduction. Since the Company does not file a consolidated tax return, this determination is made at the individual entity level. At September 30, 2006, the tax provision was based on a deduction of 70% of dividends received.

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

Our lending activities have emphasized one-to-four family and commercial real estate loans. Our sources of funds include retail deposits, FHLB advances, repurchase agreements and wholesale deposits. Retail deposits consist primarily of Certificates of Deposit, which have shorter terms to maturity than the loan portfolio, and transaction accounts. We employ several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•	selling fixed rate mortgages we originate to the secondary market, generally on a servicing released basis;

•	maintaining the diversity of our existing loan portfolio through the origination of commercial real estate and consumer loans which typically have variable rates and shorter terms than residential mortgages;

•	emphasizing investments with adjustable interest rates;

•	maintaining fixed rate borrowings from the FHLB; and

•	increasing retail transaction deposits which typically have long durations.

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

The table following sets forth, as of September 30, 2006, the estimated changes in net portfolio value that would result from changes in interest rates as indicated over the applicable twelve-month period.

Change In Rates	Net Portfolio Value % Change	Post Shock Capital Ratio
+300 bp	(13.31)%	24.12%
+200 bp	(8.74)%	24.88%
+100 bp	(4.17)%	25.61%
0 bp	0.00%	26.21%
-100 bp	1.75%	26.28%
-200 bp	0.26%	25.70%

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

The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase. The following gap table summarizes the anticipated maturities or repricing of CharterBank’s interest-earning assets and interest-bearing liabilities as of September 30, 2006, based on the information and assumptions set forth in the notes that follow.

At September 30, 2006	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
(Dollars In thousands)
Interest-earning assets:
Loans (1) (2)	$122,722	$62,542	$66,886	$72,087	$57,485	$381,722
Mortgage related securities(2)	32,531	33,362	110,030	44,560	87,667	308,150
Investment securities(3)	25,224	5,631	1,413	1,090	4,224	37,582
Other securities	—	—	—	—	5,919	5,919
Interest-bearing deposits	9,640	—	—	—	—	9,640
Other interest-earning assets	—	—	—	—	15,981	15,981

Total interest-earning assets	190,117	101,535	178,329	117,737	171,276	758,994

Interest-bearing liabilities:

Certificates of Deposit	55,204	119,066	21,341	6,900	417	202,928
Money market accounts (4)	30,525	5,434	30,525	—	8,754	75,238
NOW accounts (4)	—	—	29,577	9,859	9,859	49,295
Savings accounts (4)	—	—	7,928	2,643	2,642	13,213
Borrowed funds (5)	75,928	75,000	50,000	137,000	—	337,928

Total interest-bearing liabilities	161,657	199,500	139,371	156,402	21,672	678,602

Period gap	$28,460	$(97,965)	$38,958	$(38,665)	$149,604	$80,392

Cumulative gap	$28,460	$(69,505)	$(30,547)	$(69,212)	$80,392

Cumulative gap as a percentage of total assets	2.59%	(6.33)%	(2.78)%	(6.31)%	7.33%

(1)	Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due, or in the period in which repayments are expected to occur prior to their next rate adjustment, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization. Both fixed and adjustable rate loans are adjusted to take into account estimated prepayments in assessing their interest rate sensitivity.
(2)	Reflects estimated prepayments in the current interest rate environment.
(3)	Based on contractual maturities and if applicable, call dates.
(4)	Although our money market accounts, NOW accounts and savings accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on management’s estimates and should not be regarded as indicative of the actual withdrawals that may be experienced by us.
(5)	Conversion features are not assumed to be exercised.

The preceding table indicates that we have more assets that reprice than liabilities. This normally indicates that our net interest income should benefit from lower rates in the short term and higher rates in the longer term. The gap table should be used in conjunction with the portfolio equity analysis. Each method of analysis provides a different analysis of interest risk and at times each has strengths and weaknesses. The gap table uses loan and mortgage securities repricings based on current interest rates and thus probably indicates earlier repricings than would actually occur if interest rates were higher and later repricings than would actually occur if rates were lower.

Average Balance Sheet and Analysis of Net Interest Income. The following tables depict the significant effect of the Freddie Mac common stock on our traditional bank ratios, such as net interest income, net interest rate spread, and net interest margin. The tables show these measures with and without the effects of the Freddie Mac common stock. Freddie Mac common stock had a dividend return on our cost basis of approximately 140.81% at September 30, 2006. The dividend yield on the market value of the Freddie Mac common stock was 3.04%. The appreciation over time in the market value of the Freddie Mac common stock has helped to create our strong accumulated other comprehensive income.

Overall, our net interest margin for September 30, 2006 was 2.48%, compared to 2.18% for the year ended September 30, 2005. The net interest margin excluding the Freddie Mac stock dividends was essentially the same for 2006 at 2.27% compared to 2.22% for the prior year. The yield on Freddie Mac common stock increased from 2.08% to 3.04% as the impact of the increased dividend rate was partially offset by the higher market value. The increase in the average cost of borrowings was 54 basis points from 2005 to 2006 which was similar to the increase of 52 basis points in the yield on mortgage-related investments. The increase in mortgage securities was attributable to increased yields on adjustable rate investments and newly purchased investments. The yield on loans receivable also increased 72 basis points. The cost of deposits increased 122 basis points from 2.35% in 2005 to 3.57% in 2006. The increase in the cost of deposits is due to cathchup since deposit rates had not increased in the prior year as much as overall interest rates.

In the following tables, we derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes the recognition of certain fees over the lives of the underlying loans.

	At September 30, 2006
	Actual Balance	Yield/Cost
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$9,640	5.26%
FHLB common stock	15,981	5.90%
Mortgage-backed securities and collateralized mortgage obligations available for sale	308,150	4.94%
Other investment securities available for sale	37,582	5.01%
Loans receivable	381,722	7.05%

Total interest-earning assets excluding Freddie Mac common stock	753,075	6.04%
Freddie Mac common stock	294,339	2.77%

Total interest-earning assets including Freddie Mac common stock	1,047,414	5.12%
Total noninterest-earning assets	49,907	—

Total assets	$1,097,321	4.89%

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$49,295	1.87%
Savings accounts	13,213	0.25%
Money market deposit accounts	75,238	4.68%
Certificates of Deposit accounts	202,928	4.54%

Total interest-bearing deposits	340,674	4.02%
Borrowed funds	337,928	4.38%

Total interest-bearing liabilities	678,602	4.20%
Noninterest-bearing deposits	31,383	—
Other noninterest-bearing liabilities	119,627	—

Total noninterest-bearing liabilities	151,010	—

Total liabilities	829,612	3.43%
Total stockholders’ equity	267,709

Total liabilities and stockholders’ equity	$1,097,321

	For the Years Ended September 30,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$13,717	$650	4.74%	$4,039	$105	2.60%	$3,651	$61	1.67%
FHLB common stock and other equity securities	15,577	858	5.51	15,535	597	3.84	13,051	457	3.50
Mortgage-backed securities and collateralized mortgage obligations available for sale	333,074	16,148	4.85	384,807	16,677	4.33	396,992	14,369	3.62
Other investment securities available for sale	29,172	1,375	4.71	13,282	401	3.02	17,065	488	2.86
Loans receivable(1)(2)	383,346	26,393	6.88	337,143	20,755	6.16	311,480	18,080	5.80

Total interest-earning assets excluding Freddie Mac common stock	774,886	45,424	5.86	754,806	38,535	5.11	742,239	33,455	4.51
Freddie Mac common stock	275,176	8,378	3.04	296,491	6,154	2.08	275,981	5,358	1.94

Total interest-earning assets including Freddie Mac common stock	1,050,062	53,802	5.12	1,051,297	44,689	4.25	1,018,220	38,813	3.81
Total non-interest-earning assets	41,672	—		29,129	—		25,349	—

Total assets	$1,091,734	$53,802		$1,080,426	$44,689		$1,043,569	$38,813

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$45,399	$696	1.53	$40,335	$292	0.72	$37,831	$190	0.50
Savings accounts	13,845	34	0.25	15,061	37	0.25	14,762	39	0.26
Money market deposit accounts	57,771	2,405	4.16	46,625	1,141	2.45	45,583	646	1.42
Certificates of Deposit accounts	216,246	8,767	4.05	156,624	4,598	2.94	164,897	3,910	2.37

Total interest-bearing deposits	333,261	11,902	3.57	258,645	6,068	2.35	263,073	4,785	1.82
Borrowed funds	358,870	15,899	4.43	404,083	15,714	3.89	391,858	12,283	3.13

Total interest-bearing liabilities	692,131	27,801	4.02	662,728	21,782	3.29	654,931	17,068	2.61
Noninterest-bearing deposits	28,855			25,448			22,300
Other noninterest-bearing liabilities	113,099	—		122,450	—		112,252	—

Total noninterest-bearing liabilities	141,954	—		147,898	—		134,552	—

Total liabilities	834,085	27,801		810,626	21,782		789,483	17,068
Total stockholders’ equity	257,649	—		269,800	—		254,086	—

Total liabilities and stockholders’ equity	$1,091,734	$27,801		$1,080,426	$21,782		$1,043,569	$17,068

Net interest income, including Freddie Mac common stock		$26,001			$22,907			$21,745

Net interest rate spread, including Freddie Mac common stock(3)			1.10%			0.96%			1.20%
Net interest margin, including Freddie Mac common stock(4)			2.48%			2.18%			2.14%
Ratio of interest-earning assets to average interest-bearing liabilities, including Freddie Mac common stock	151.72%			158.63%			155.47%
Net interest income excluding Freddie Mac common stock dividends		$17,623			$16,753			$16,387

Net interest rate spread excluding Freddie Mac common stock(5)			1.84%			1.82%			1.90%
Net interest rate margin excluding Freddie Mac common stock (6)			2.27%			2.22%			2.21%
Ratio of interest-earning assets to average interest-bearing liabilities, excluding Freddie Mac common stock	111.96%			113.89%			113.33%

(footnotes on following page)

(1)	Interest income on loans is interest income as recorded in the income statement and therefore does not include interest income on non-accrual loans.
(2)	Tax exempt or tax advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest rate spread excluding Freddie Mac common stock represents the difference between the weighted average yield on total interest-earning assets excluding Freddie Mac common stock and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin excluding Freddie Mac common stock represents net interest income excluding Freddie Mac common stock dividends as a percentage of average interest-earning assets excluding Freddie Mac common stock.

The following tables show our net interest spread and margin with and without Freddie Mac common stock and the dividends on that stock.

	Year Ended September 30,
	2006	2005	2004
Net interest spread including Freddie Mac common stock	1.10%	0.96%	1.20%
Net interest spread excluding Freddie Mac common stock	1.84	1.82	1.90

Difference attributable to Freddie Mac common stock	(0.74)%	(0.86)%	(0.70)%

	2006	2005	2004
Net interest margin including Freddie Mac common stock	2.48%	2.18%	2.14%
Net interest margin excluding Freddie Mac common stock	2.27	2.22	2.21

Difference attributable to Freddie Mac common stock	0.21%	(0.04)%	(0.07)%

Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	Year Ended September 30, 2006 Compared to Year Ended September 30, 2005 Increase/(Decrease)				Year Ended September 30, 2005 Compared to Year Ended September 30, 2004 Increase/(Decrease)
	Due to				Due to
	Volume	Rate	Combined	Net	Volume	Rate	Combined	Net
	(In thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$252	$86	$207	$545	$6	$34	$4	$44
FHLB common stock and other equity securities	2	259	1	262	87	45	8	140
Mortgage-backed securities and collateralized mortgage obligations available for sale	(2,242)	1,979	(266)	(529)	(441)	2,836	(87)	2,308
Other investment securities available for sale	480	225	269	974	(108)	27	(6)	(87)
Loans receivable	2,844	2,457	337	5,638	1,490	1,095	90	2,675

Total interest-earning assets	1,336	5,006	548	6,890	1,034	4,037	9	5,080

Freddie Mac common stock(1)	(44)	2,273	(5)	2,224	(44)	845	(5)	796

Total interest-earning assets and Freddie Mac common stock	1,292	7,279	543	9,114	990	4,882	4	5,876

Interest-bearing liabilities:
NOW accounts	37	326	41	404	13	84	5	102
Savings accounts	(3)	(0)	(0)	(3)	1	(3)	(0)	(2)
Money market deposit accounts	272	801	191	1,264	15	470	10	495
Certificates of Deposit	1,750	1,752	667	4,169	(196)	931	(47)	688

Total interest-bearing deposits	2,056	2,879	899	5,834	(167)	1,482	(32)	1,283
Borrowed funds	(1,758)	2,188	(245)	185	383	2,956	92	3,431

Total interest-bearing liabilities	298	5,067	654	6,019	216	4,438	60	4,714

Change in net interest income including Freddie Mac common stock	$994	$2,212	$(111)	$3,095	$774	$444	$(56)	$1,162

(1)	The rate/volume table shows the changes resulting from both rate and volume in the combined column in lieu of allocating this amount to the rate and volume columns.

Comparison of Financial Condition at September 30, 2006 and 2005. Our total assets increased $46.8 million, or 4.45%, to $1.10 billion at September 30, 2006, from $1.05 billion at September 30, 2005. The increase was primarily due to increases in the market value of Freddie Mac common stock and loans receivable. Total loans increased $17.8 million, or 4.90%, to $381.7 million at September 30, 2006. Real estate construction loans accounted for $11.5 million of the $17.8 million increase. Freddie Mac stock increased to $294.3 million at September 30, 2006 from $254.8 million the prior year as the price per share increased to $66.33 from $56.46.

The one-to-four family residential real estate portfolio decreased by $4.6 million, or 3.08%, to $143.9 million at September 30, 2006. The consumer and other loan portfolio increased $468,000 or 2.49% from September 30, 2005, to $19.3 million at September 30, 2006. Commercial real estate and other commercial loans increased by $10.4 million to $174.9 million during fiscal 2006, and real estate construction loans also increased by $11.5 million to $43.7 million during the year.

Our mortgage-backed securities and collateralized mortgage obligations decreased from $358.5 million at September 30, 2005, to $308.1 million at September 30, 2006, a decrease of $50.3 million or 14.04%. The decrease was attributable to our determination not to reinvest cash flow from floating rate collateralized mortgage securities as the spread from borrowing costs was unfavorable.

Total deposits increased from $320.1 million at September 30, 2005, to $372.1 million at September 30, 2006. Core deposits increased by $37.8 million while certificates of deposits increased $14.2 million with a $19.0 million decrease in wholesale deposits.

While we are diligently working to gather core deposits, we will continue to rely on borrowings and brokered deposits, especially brokered deposits, Federal Home Loan Bank advances and repurchase agreements to fund the loan portfolio to the extent that loan growth exceeds deposit growth. The terms of new advances will be determined at the time of the advance based on interest rates, our interest risk profile, and other factors. Repurchase agreements are generally less than 45 days to maturity with rates at or slightly above LIBOR. Total borrowings decreased 11.61% from $382.3 million at September 30, 2005, to $337.9 million at September 30, 2006.

Our total stockholders’ equity is comprised of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income. Stockholders’ equity increased $24.5 million, or 10.06%, to $267.7 million at September 30, 2006. Realized equity increased by $1.4 million to $95.2 million at September 30, 2006, from $93.8 million at September 30, 2005. Accumulated other comprehensive income or, unrealized equity, is comprised of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income increased by $23.1 million or 15.45%, to $172.5 million at September 30, 2006 due an increase in the Freddie Mac stock price.

As indicated in the tables below, total other comprehensive income for the year was $23.1 million compared to a loss of $31.0 million for the year ended September 30, 2005. The gain was primarily the result of the increase in the price of Freddie Mac common stock, which increased by $9.87 per share, resulting in an after-tax increase in our Freddie Mac common stock investment of $24.4 million. Other comprehensive income (loss) relating to mortgage securities and other investments increased by $1.3 million to a loss of $4.6 million from a loss of $3.3 million for the year ended September 30, 2005.

	For the Years Ended September 30,
	2006	2005	2004	2003	2002
Freddie Mac:
Number of shares	4,437,500	4,512,500	4,605,000	4,640,000	4,655,000
Market Price	$66.33	$56.46	$65.24	$52.35	$55.90
Market Value	$294,339,375	$254,775,750	$300,430,200	$242,904,000	$260,214,500
Unrealized Gain Net of Tax	$177,090,209	$152,710,919	$180,649,622	$145,283,854	$155,893,352

Other Comprehensive Gain (Loss)
Related to Mortgage Securities and other Investments	$(1,294,963)	$(3,015,313)	$1,052,778	$(1,410,665)	$1,112,500
Freddie Mac Common Stock	$24,379,290	$(27,938,704)	$35,365,768	$(10,609,498)	$(26,009,347)

Total Other Comprehensive Income (Loss)	$23,084,327	$(30,954,017)	$36,418,546	$(12,020,163)	$(24,896,847)

Comparison of Operating Results for Years Ended September 30, 2006 and 2005.

General. Net income of $13.3 million for the year ended September 30, 2006 represents a $1.9 million increase from net income of $11.4 million for the year ended September 30, 2005. Net interest income increased by $3.2 million. We had a decrease of $140,000 in noninterest income and an increase of $2.9 million in noninterest expense. Our income tax expense was down $1.8 million as a result of the reversing of contingency items, primarily due to a change in strategic planning during the fourth quarter of 2006. There was no provision for loan losses during 2006.

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

	Year Ended September 30,
	2006	2005	2004	2003	2002
Return on total equity	5.18%	4.23%	3.23%	1.26%	0.93%
Return on realized equity	13.70	12.37	9.16	3.46	2.22

Difference attributable to unrealized equity	8.52%	8.14%	5.93%	2.20%	1.29%

Return on total equity	5.18%	4.23%	3.23%	1.26%	0.93%
Comprehensive return on equity	14.14	(7.24)	17.57	(3.64)	(7.06)

Difference attributable to unrealized equity and other comprehensive income (loss)	8.96%	(11.47)%	14.34%	(4.90)%	(7.99)%

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

	Year Ended September 30,
	2006	2005	2004	2003	2002
Return on total assets	1.22%	1.06%	0.79%	0.32%	0.29%
Return on realized assets	1.61	1.44	1.06	0.43	0.40

Difference attributable to unrealized assets	(0.39)%	(0.38)%	(0.27)%	(0.11)%	(0.11)%

Return on total assets	1.22%	1.06%	0.79%	0.32%	0.29%
Comprehensive return on assets	3.34	(1.81)	4.28	(0.91)	(2.17)

Difference attributable to other comprehensive income(loss)	2.12%	(2.87)%	3.49%	(1.23)%	(2.46)%

Interest Income. Total interest and dividend income, including dividends on Freddie Mac common stock, was $53.8 million for 2006, a 20.39% increase over the total of $44.7 million for the year ended September 30, 2005. Dividend income on Freddie Mac common stock increased by $2.2 million to $8.4 million from $6.2 million due to the increase in quarterly dividends of Freddie Mac common stock from $0.35 per share to $0.47 per share.

Total interest and dividend income, excluding Freddie Mac common stock, was $45.4 million for the year, a 17.88% increase over interest and dividend income, excluding Freddie Mac common stock, of $38.5 million for the year ended September 30, 2005.

Interest on loans increased $5.6 million, or 27.16%, to $26.4 million. The average balance of loans receivable increased $46.2 million to $383.3 million for the year ended September 30, 2006. Interest on investment debt securities available for sale increased $973,000 to $1.4 million for the year from $401,000 for the prior year.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased by $529,000 to $16.1 million for the year from $16.7 million a year earlier. The decrease was due to lower volume as the yield on adjustable rate securities increased and higher yield rates provided higher yields on current year purchases. The yield on interest-earning assets excluding Freddie Mac common stock increased 75 basis points. Total interest-earning assets excluding Freddie Mac common stock averaged $774.9 million for the year, up from $754.8 million in the comparable 2005 period, a 2.66% increase. The average yield on loans increased 72 basis points to 6.88%, while the yield on mortgage-related securities increased from 4.33% for 2005 to 4.85% in 2006.

Interest Expense. Total interest expense for the year was $27.8 million, a $6.0 million, or 27.63%, increase from 2005. The increase is attributable to a 73 basis point increase in the average cost of interest-bearing liabilities and a $29.4 million increase in the average balance of interest-bearing liabilities from $662.7 million for the year ended September 30, 2005, to $692.1 million for the year ended September 30, 2006. The increase in average cost was primarily due to the 54 basis point increase in the cost of borrowed funds and a 122 basis point increase in the cost of interest bearing deposits as compared to the year ended September 30, 2005.

Interest expense on deposits increased $5.8 million, or 96.15%, to $11.9 million for the year ended September 30, 2006, compared with $6.1 million for the prior year. Due to the increasing interest rate environment during this period the average cost of interest-bearing deposits increased 122 basis points. The average balance on deposits increased $74.6 million during 2006 also attributing to the increase in interest expense on deposits. Interest expense on certificate of deposit balances increased $4.2 million during the year ended September 30, 2006, compared with the year ended September 30, 2005, as the average balance of these accounts increased by $59.6 million and the cost increased 111 basis points.

Interest expense on borrowed funds increased $185,000 as a result of the 54 basis point increase in the average cost of borrowed funds partially offset by a decrease in the average balance of borrowed funds by $45.2 million. The increase in the average cost was attributed to the rising interest rate environment, specifically in short term interest rates.

Net Interest Income. Net interest income including Freddie Mac common stock dividends for the year ended September 30, 2006 increased $3.2 million, or 13.88%, to $26.0 million. The net interest rate spread including Freddie Mac common stock increased 14 basis points to 1.10% for the year ended September 30, 2006, from 0.96% for the prior year. We believe that traditional bank measures such as net interest rate spread and net interest rate margin would improve if the market value of the Freddie Mac common stock and/or mortgage securities and borrowings became a smaller portion of our earning assets and we were able to invest in higher yielding assets. The average balance of the Freddie Mac common stock was $275.2 million for the year ended September 30, 2006, as compared to $296.5 million for the year ended September 30, 2005. The net interest margin, which is net interest income including dividends on Freddie Mac common stock divided by average total interest-earning assets, increased 30 basis points to 2.48% for the year ended September 30, 2006.

Net interest income excluding the effects of Freddie Mac common stock increased $870,000, or 5.19%, to $17.6 million for the year ended September 30, 2006, compared with $16.8 million for the year ended September 30, 2005. The net interest rate spread excluding effects of Freddie Mac common stock, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, increased by two basis points as the yield on interest-earning assets excluding Freddie Mac common stock increased at a less rate than the average cost of interest-bearing liabilities. The net interest margin, which is net interest income divided by average total interest-earning assets excluding Freddie Mac common stock, increased five basis points.

Our net interest margin and net interest spread are low when compared to industry standards primarily due to two factors. First, under our wholesale investment strategy, our assets include a high proportion of securities with rates lower than those that would typically be earned on loans. Our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. Generally each of these factors lowers our net interest margin and net interest spread. Our wholesale investment strategy has historically resulted in increases in net interest income and a more efficient use of our capital. Second, the dividend rate as compared to the market value of our Freddie Mac common stock is low. However, when compared to our cost basis in the investment, the dividend rate exceeds 100%.

Provision for Loan Losses and Asset Quality. There was no provison for loan losses booked for the year ended September 30, 2006, while $75,000 was recorded for the year ended September 30, 2005. We had net charge-offs of $74,000 for the year ended September 30, 2006 compared to $538,000 for the year ended September 30, 2005.

Nonperforming loans are not accruing interest. The following table shows nonperforming loans, under-performing loans and nonperforming assets.

	September 30, 2006	September 30, 2005
	(In thousands)
Under-performing loans	$392	$133

Total nonperforming loans	$2,837	$4,075
Foreclosed real estate, net	460	1,120

Total nonperforming assets	$3,297	$5,195

Nonperforming loans to total loans	0.74%	1.12%
Nonperforming assets to total assets	0.30%	0.49%

Nonperforming loans decreased from $4.1 million at September 30, 2006, to $2.8 million at September 30, 2006. Nonperforming loans as a percentage of total loans fell from 1.12% at September 30, 2005, to 0.74% at September 30, 2006. Approximately 98.7% of our nonaccrual loans had real estate as collateral at September 30, 2006.

Under-performing loans are loans 90 days or more delinquent or 90 days past maturity date that are still accruing interest. Under-performing loans increased from $133,000 at September 30, 2005, to $392,000 at September 30, 2006. Under-performing loans at September 30, 2006, were primarily nonresidential loans with underlying collateral that indicate a very low risk of loss.

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

We have no loans for which there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms that are not currently disclosed as non-accrual, past due, underperforming or restructured.

Noninterest Income. Noninterest income decreased 1.3% to $10.8 million for the year ended September 30, 2006 compared with $11.0 million in the prior year. We had $4.8 million in gain on the sale of Freddie Mac common stock during the year ended September 30, 2006, compared with a net gain of $6.1 million gain on the sale of Freddie Mac common stock for the prior year. This decrease was partially offset by a $266,000 increase in cash surrender value of bank owned life insurance and an increase of 36.75% or $1.0 million in fees on deposits. In 2005 and 2006, the gain on sale of loans has been lower as fewer borrowers have the capacity to reduce their interest rate through a refinance and mortgage interest rates have increased slightly. Future levels of gain on sale of loans will be dependent on interest rates. The increase in deposit fees reflects growth in core deposits and our focus on deposit fees. The following table shows the quarterly levels of deposit fees, core deposits and gain on sale of loans for the last four fiscal years.

(In thousands)	Core Deposits (at Quarter End)	Deposit Fees (for the Quarter)	Gain on Sale of Loans (for the Quarter)
September 30, 2006	$169,129	$1,031	$232
June 30, 2006	175,642	981	193
March 31, 2006	143,386	883	153
December 31, 2005	128,859	833	163

September 30, 2005	131,001	745	254
June 30, 2005	126,647	679	196
March 31, 2005	126,566	632	201
December 31, 2004	122,500	670	233

September 30, 2004	129,349	689	255
June 30, 2004	130,250	625	345
March 31, 2004	130,002	673	310
December 31, 2003	99,555	563	242

September 30, 2003	99,546	496	657
June 30, 2003	98,605	463	886
March 31, 2003	95,557	356	643
December 31, 2002	68,090	402	589

The following table shows the yearly levels of gain on sale of loans, gain on sale of Freddie Mac common stock, and gain on sale of covered calls for the last five fiscal years.

(In thousands)	Gain on Sale of Loans	Gain on Sale of Freddie Mac Stock	Gain on Covered Calls
September 30, 2006	$741	$4,769	$278
September 30, 2005	884	6,085	525
September 30, 2004	1,152	2,113	149
September 30, 2003	2,775	773	52
September 30, 2002	1,860	0	0

Gain on sale of securities, including Freddie Mac common stock, was $4.8 million for the year ended September 30, 2006, compared to $6.1 million for the same period in 2005, a decrease of $1.3 million. There were no sales of mortgage securities during the 2006 fiscal year. The $6.1 million gain on sale of securities for fiscal 2005 was comprised of net gains of approximately $38,000 on mortgage securities and other investment securities and a net gain of $6.1 million on the sale of Freddie Mac common stock.

Noninterest Expense. Total noninterest expense increased $2.8 million, or 15.66%, to $21.1 million for the year compared with $18.3 million for the prior year. The primary causes of the increase were due to increases in overall general and administrative expenses and occupancy expenses.

Occupancy expenses increased $590,000, or 21.06%, for the year ended September 30, 2006, as compared to the same period in 2005 primarily due to service bureau expenses and increased building maintenance. We consolidated management and support personnel into a new facility from five buildings. Salaries and employee benefits expense increased due to dividends on unallocated ESOP shares, granted but not vested stock options, and incentive compensation. Incentive compensation increased primarily due to higher attainment of targets and to a lesser extent the elimination of the deferral feature in the incentive compensation program. The elimination of the deferral feature accelerated a portion of this expense. The following table shows the yearly levels of compensation and benefits, occupancy, equipment, and professional services for the last five fiscal years.

(In thousands)	Salaries & Employee Benefits	Occupancy	Furniture and Equipment	Legal and Professional
September 30, 2006	$12,035	3,390	666	1,583
September 30, 2005	10,094	2,800	749	1,500
September 30, 2004	10,130	2,414	569	886
September 30, 2003	10,574	2,238	631	1,261
September 30, 2002	7,412	1,978	475	1,243

Income Taxes. Income taxes decreased from $4.1 million for the year ended September 30, 2005 to $2.4 million for the year ended September 30, 2006. The effective tax rate was 14.99% in 2006, and 26.51% in 2005. The decrease in income tax expense is due to the reversing of approximately $1,422,000 in contingency items that were thought to be exposure items in the prior year and not in the current year. The single largest contingency reserve was $800,000 for recapture of the tax bad debt reserve. In the fourth quarter the Company determined based on several factors that it was no longer appropriate to maintain this reserve. In both years, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax.

Comparison of Financial Condition at September 30, 2005 and 2004. Our total assets decreased $17.6 million, or 1.68%, to $1.05 billion at September 30, 2005, from $1.07 billion at September 30, 2004. The decrease was primarily due to a $19.9 million decrease in the amount of mortgage backed securities and collateralized mortgage obligations and a decrease of 92,500 shares of Freddie Mac common stock owned. Total loans increased $40.4 million, or 12.47%, to $363.9 million at September 30, 2005.

The one-to-four family residential real estate portfolio increased by $6.2 million, or 4.37%, to $148.5 million at September 30, 2005. The consumer and other loan portfolio decreased $792,000 or 4.04% from September 30, 2004, to $18.8 million at September 30, 2005. The decrease in the consumer portfolio was primarily the result of reductions in second mortgage loans due to refinancings. Commercial real estate and other commercial loans increased by $24.2 million to $164.5 million during fiscal 2005, and real estate construction loans also increased by $10.7 million to $32.2 million during the year.

Our mortgage-backed securities and collateralized mortgage obligations decreased from $378.4 million at September 30, 2004, to $358.5 million at September 30, 2005, a decrease of $19.9 million or 5.26% which was attributable to our determination not to reinvest cash flow from floating rate collateralized mortgage securities as the spread from borrowing costs was unfavorable. The market value of Freddie Mac common stock decreased $45.6 million, or 15.20%, from $300.4 million at September 30, 2004, to $254.8 million at September 30, 2005.

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

Our total stockholders’ equity is comprised of realized equity and unrealized equity. Realized equity includes common stock, additional paid-in capital, treasury stock, unearned compensation, and retained earnings, while unrealized equity is comprised of accumulated other comprehensive income. Stockholders’ equity decreased $29.3 million, or 10.74%, to $243.2 million at September 30, 2005. Realized equity increased by $1.7 million to $93.8 million at September 30, 2005, from $92.1 million at September 30, 2004. Accumulated other comprehensive income or, unrealized equity is comprised, of net unrealized holding gains on securities available for sale. Accumulated other comprehensive income decreased by $31.0 million or 17.16%, to $149.4 million at September 30, 2005 due to sales of Freddie Mac stock and a decrease in the Freddie Mac stock price.

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

Net interest income excluding the effects of Freddie Mac common stock increased $366,000, or 2.23%, to $16.8 million for the year ended September 30, 2005, compared with $16.4 million for the year ended September 30, 2004. The net interest rate spread excluding effects of Freddie Mac common stock, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, decreased by eight basis points as the yield on interest-earning assets excluding Freddie Mac common stock increased at a lower rate than the average cost of interest-bearing liabilities. The net interest margin, which is net interest income divided by average total interest-earning assets excluding Freddie Mac common stock, increased one basis point.

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

(In thousands)	Salaries & Employee Benefits	Occupancy	Furniture and Equipment	Legal and Professional
September 30, 2005	$10,094	2,800	749	1,500
September 30, 2004	10,130	2,414	569	886
September 30, 2003	10,574	2,238	631	1,261
September 30, 2002	7,412	1,978	475	1,243
September 30, 2001	6,245	1,578	399	640

Income Taxes. Income taxes increased from $2.9 million for the year ended September 30, 2004 to $4.1 million for the year ended September 30, 2005. The effective tax rate was 26.51% in 2005, and 25.75% in 2004. In both years, the dividends received deduction relating to 70% of the Freddie Mac cash dividends received has reduced federal income tax.

Liquidity and Capital Resources

Commitments. We had commitments to fund loans at September 30, 2006, of approximately $49.4 million which is composed of unused consumer credit lines of approximately $12.1 million, unused commercial credit lines of approximately $11.6 million, unfunded construction loans of approximately $19.7 million, mortgage loans of approximately $1.4 million, and nonresidential and consumer loans of approximately $4.6 million. Fixed rate conforming one-to-four family loans are generally sold on a best efforts basis so we have no binding commitments on these loans.

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

Our commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of our commitments to extend credit, commitments under contractual leases as well as our contractual obligations, consisting of deposits, Federal Home Loan Bank advances and borrowed funds by contractual maturity date for the next five years.

	Commitments and Contractual Obligations
	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Loan commitments to originate mortgage loans	$1,364,050	$—	$—	$—	$—
Loan commitments to fund construction loans in process	19,733,390	—	—	—	—
Loan commitments to originate nonresidential mortgage loans	4,577,200	—	—	—	—
Loan commitments to originate consumer loans	40,000	—	—	—	—
Available home equity and unadvanced lines of credit	23,672,137	—	—	—	—
Letters of credit	1,367,509	—	—	—	—
Lease agreements	78,224	52,464	—	—	—
Deposits	343,361,390	12,500,784	9,063,382	5,531,858	1,170,582
Securities sold under agreements to repurchase	25,928,000	—	—	—	—
FHLB advances	75,000,000	50,000,000	—	35,000,000	102,000,000

Total commitments and contractual obligations	$495,121,900	$62,553,248	$9,063,382	$40,531,858	$103,170,582

Management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise. Management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Derivative Instruments. We did not have any commitments to originate loans held for sale at September 30, 2006. In prior periods these commitments were accounted for at fair value.

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

We can borrow funds from the FHLB based on eligible collateral of loans and securities up to a limit of 40% of CharterBank’s assets. At September 30, 2006 and 2005, our maximum borrowing capacity from the FHLB was approximately $388.1 million and $375.6 million, respectively. At September 30, 2006 and 2005, we had outstanding borrowings of $312.0 million and $287.0 million, respectively, with unused borrowing capacity of $76.1 million and $88.6 million, respectively. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral. We can obtain funds in the brokered deposit markets. See page 33 for a distribution of our deposit accounts over the last three years, including presentation of historical reliance on brokered deposits.

We can also obtain funds using our Freddie Mac common stock as collateral and have established a line of credit that provides for borrowing up to half of the market value of the stock. We consider this source of funds a last resort due to the potential adverse tax consequences on the dividends received deduction that exempts 70% of our Freddie Mac dividends from taxable income. CharterBank has relied on wholesale fundings, including advances from the Federal Home Loan Bank, repurchase agreements and brokered deposits, to fund loans and purchase securities in the past two fiscal years. CharterBank monitors its liquidity position frequently and anticipates that we will have sufficient funds to meet our current funding commitments.

At September 30, 2006, repurchase agreements totaled $25.9 million, a $69.4 million decrease from the amount outstanding at September 30, 2005, of $95.3 million. Wholesale deposits were $50.7 million at September 30, 2006, as compared to $69.8 million at September 30, 2005.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Principal repayments on mortgage related securities totaled $77.2 million for the twelve months ended September 30, 2006. Ongoing levels of cash flow will depend on the level of mortgage rates and possible mortgage refinancing.

Our primary investing activities are the origination of commercial real estate, one-to four-family real estate, commercial, and consumer loans, and the purchase of mortgage and investment securities.

During the year ended September 30, 2006, we originated approximately $153.1 million in total loans. Residential mortgage loans accounted for 37.4% of the originations, construction loans for 18.4% of the originations, commercial and commercial real estate loans for 39.1% of the originations, and consumer loans for 5.1% of the originations during the year ended September 30, 2006. Of the $57.3 million in residential loans originated, $23.2 million were sold to investors. During the year ended September 30, 2005, we originated loans of approximately $161.2 million. In the year ended September 30, 2005, with the 1-4 family refinance boom residential mortgage loans accounted for 43.8% of total loan originations for fiscal 2005. Commercial real estate loans accounted for 35.2% of total originations for fiscal 2005.

Purchases of mortgage-backed securities, collateralized mortgage obligations, and other investment securities totaled $54.7 million for the year ended September 30, 2006, and $136.8 million for the year ended September 30, 2005. CharterBank has relied on wholesale fundings including advances from the Federal Home Loan Bank, repurchase agreements and brokered deposits to purchase securities and fund loans.

Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors, and by other factors. Total deposits were $372.1 million at September 30, 2006, as compared to $320.1 million at September 30, 2005. Time deposit accounts scheduled to mature within one year were $174.2 million and $136.2 million at September 30, 2006 and 2005, respectively. While CharterBank has experienced Certificates of Deposit run-off, we anticipate that a significant portion of these Certificates of Deposit will remain on deposit. CharterBank continues to target growth of transaction-based deposit accounts to lower its overall cost of funds, provide deposit fees, and provide cross-sell opportunities.

Capital expenditures of $5.5 million during the twelve months ended September 30, 2006, included approximately $4.6 million for branch expansions. We anticipate that capital expenditures for acquisition of branch sites, construction, and expansion will total $1.5 million for fiscal 2007. Except for these expenditures and any changes in our intentions to repurchase shares as outlined in “Capital and Capital Management,” we do not anticipate any other material capital expenditures during fiscal year 2007. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items, other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective October 1, 2005, resulting in additional compensation expense of $221,279 for the year ended September 30, 2006.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) to have a material impact on its financial condition or results of operation.

FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The application of FASB Interpretation No. 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

On September 20, 2006, the FASB ratified EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance.” This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue 06-5 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company has not yet evaluated the impact of the implementation of SFAS No. 108.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 63 to 72, for a discussion of Quantitative and Qualitative Disclosures about Market Risk. The interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate analysis calculated as of September 30, 2006 indicates a loss of market value of portfolio equity for a significant increase or decrease in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-49 following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Senior Vice President, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer, Treasurer and Vice President concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is (i)recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework. Based on such assessment, management believes that, as of September 30, 2006, the Company’s internal control over financial reporting is effective based upon those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Their reports appear on the pages F1 and F2.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end (the “Proxy Statement”) under the captions: “Election of Directors,” “Nominees and Continuing Directors,” “Executive Officers who are not Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included in the Proxy Statement under the captions: “Security Ownership of Certain Beneficial Owners and Management-Principal Shareholders of Charter Financial Corporation,” and “Security Ownership of Management” is incorporated herein by reference.

The following table sets forth the aggregate information regarding our equity compensation plans in effect as of September 30, 2006.

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Options	258,300	$31.24	421,343
Restricted stock	107,346	N/A	67,489
Equity compensation plans not approved by security holders	—	—	—

Total	365,646	N/A	488,832

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Listed below are all financial statements and exhibits filed as part of this report:

a.	Financial Statements, Schedules, and Exhibits

(1)	The consolidated balance sheets of Charter Financial Corporation and its subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2006, together with the related notes and report of KPMG LLP, independent registered public accounting firm.

(2)	Schedules omitted as they are not applicable.

(3)	See Exhibit Index.

b.	Exhibits

Exhibit	Description

2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance (1)

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc. (2)

3.1	Federal Stock Charter of Charter Financial Corporation (1)

3.2	Bylaws of Charter Financial Corporation (1)

4.1	Federal Stock Charter of Charter Financial Corporation (See Exhibit 3.1) (1)

4.2	Bylaws of Charter Financial Corporation (See Exhibit 3.2) (1)

4.3	Form of Stock Certificate of Charter Financial Corporation (1)

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation (6)

10.2 Form of Benefit Restoration Plan of Charter Financial Corporation (7)

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation (1)

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank (1)

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank (1)

10.6	CharterBank 401(k) Plan and Adoption Agreement (3)

10.7	Charter Financial Corporation 2001 Stock Option Plan (4)

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan (4)

14.0	Conflict of Interest Policy and Code of Ethics (5)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

(1)	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.

(2)	Incorporated herein by reference to the current report on Form 8-K dated September 11, 2002.

(3)	Incorporated herein by reference to the Registration Statement No. 333-67402, on Form S-8, filed with the SEC on August 13, 2001, as amended.

(4)	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.

(5)	Incorporated herein by reference to the current report on Form 8-K dated April 30, 2004.

(6)	Incorporated by reference to the Current Report on Form 8-K dated September 6, 2005.

(7)	Incorporated by reference to the Current Report on Form 8-K dated December 23, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2006.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/John W. Johnson, Jr.	Chairman of the Board	December 7, 2006
John W. Johnson, Jr.

/s/ Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	December 7, 2006
Robert L. Johnson

/s/ David Z. Cauble, III	Director	December 7, 2006
David Z. Cauble, III

/s/ Jane W. Darden	Director	December 7, 2006
Jane W. Darden

/s/ William B. Hudson	Director	December 7, 2006
William B. Hudson

/s/ Thomas M. Lane	Director	December 7, 2006
Thomas M. Lane

/s/ David L. Strobel	Director	December 7, 2006
David L. Strobel

/s/ Curtis R. Kollar	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	December 7, 2006
Curtis R. Kollar

Exhibit Index

Exhibit	Description	Method of Filing
2.1	CharterBank Amended Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance	(1)

2.2	Business Combination Agreement, dated September 10, 2002 by and among Charter Financial Corporation, CharterBank and EBA Bancshares, Inc.	(2)

3.1	Federal Stock Charter of Charter Financial Corporation	(1)

3.2	Bylaws of Charter Financial Corporation	(1)

4.1	Federal Stock Charter of Charter Financial Corporation	(1)

4.2	Bylaws of Charter Financial Corporation	(1)

4.3	Form of Stock Certificate of Charter Financial Corporation	(1)

10.1	Form of Employee Stock Ownership Plan of Charter Financial Corporation	(6)

10.2	Form of Benefit Restoration Plan of Charter Financial Corporation	(7)

10.3	Form of Employment Agreement by and among Robert L. Johnson and Charter Financial Corporation	(1)

10.4	Form of One Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	(1)

10.5	Form of Two Year Change in Control Agreement by and among certain officers, Charter Financial Corporation and CharterBank	(1)

10.6	CharterBank 401(k) Plan and Adoption Agreement	(3)

10.7	Charter Financial Corporation 2001 Stock Option Plan	(4)

10.8	Charter Financial Corporation 2001 Recognition and Retention Plan	(4)

14.0	Conflict of Interest Policy and Code of Ethics	(5)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	SSSection 1350 Certifications

(1)	Incorporated herein by reference to the Registration Statement No. 333-57684, on Form S-1 of Charter Financial filed with the SEC on March 27, 2001, as amended.
(2)	Incorporated herein by reference to the current report on Form 8-K dated September 11, 2002.
(3)	Incorporated herein by reference to the Registration Statement No. 333-67402, on From S-8, filed with the SEC on August 13, 2001, as amended.
(4)	Incorporated herein by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on March 26, 2002.
(5)	Incorporated herein by reference to the Current Report on Form 8-K dated April 30, 2004.
(6)	Incorporated herein by reference to the Current Report on Form 8-K dated September 6, 2005.
(7)	Incorporated herein by reference to the Current Report on Form 8-K dated December 23, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Charter Financial Corporation:

We have audited the accompanying consolidated balance sheets of Charter Financial Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, effective October 1, 2005.

/s/ KPMG LLP

Birmingham, Alabama

December 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Charter Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Charter Financial Corporation (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Charter Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Charter Financial Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charter Financial Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

December 7, 2006

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2006 and 2005

	2006	2005
Assets
Cash and amounts due from depository institutions	$14,780,668	12,295,506
Interest–bearing deposits in other financial institutions	9,640,178	8,568,599

Cash and cash equivalents	24,420,846	20,864,105

Loans held for sale, market value of $913,825 and $1,248,495 at September 30, 2006 and 2005, respectively	909,206	1,233,679
Freddie Mac common stock (note 3)	294,339,375	254,775,750
Mortgage–backed securities and collateralized mortgage obligations available for sale (notes 4 and 16)	308,149,540	358,461,047
Other investment securities available for sale (notes 4 and 16)	37,582,398	17,711,641
Federal Home Loan Bank stock (notes 3 and 16)	15,981,200	14,869,300

Loans receivable	381,721,931	363,898,792
Unamortized loan origination fees, net	(909,229)	(930,936)
Allowance for loan losses	(6,086,205)	(6,160,314)

Loans receivable, net (notes 6 and 16)	374,726,497	356,807,542

Real estate owned (note 7)	460,223	1,120,418
Accrued interest and dividends receivable (note 8)	3,578,371	3,222,854
Premises and equipment, net (note 9)	17,025,398	13,969,137
Goodwill and other intangible assets, net of amortization (note 2)	5,598,817	5,765,492
Cash surrender value of life insurance	12,265,590	—
Other assets (note 10)	2,284,034	1,769,518

Total assets	$1,097,321,495	1,050,570,483

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 11 and 16)	$372,056,697	320,129,182
Borrowings (note 12 and 16)	337,928,000	382,336,000
Advance payments by borrowers for taxes and insurance	1,344,221	1,314,541
Deferred income taxes (note 13)	108,185,711	93,270,870
Other liabilities	10,097,621	10,289,711

Total liabilities	829,612,250	807,340,304

Stockholders’ equity (notes 14, 17, and 20):
Common stock, $0.01 par value; authorized 30,000,000 and issued 19,837,816 and 19,830,705 shares in 2006 and 2005, respectively; outstanding 19,662,981 and 19,629,372 shares in 2006 and 2005, respectively	198,378	198,307
Preferred Stock, authorized 5,000,000 shares	—	—
Additional paid–in capital	39,031,515	38,384,588
Treasury stock, at cost; 174,835 and 201,333 shares in 2006 and 2005, respectively	(5,436,393)	(6,261,270)
Unearned compensation – ESOP	(2,121,940)	(2,286,940)
Retained earnings	63,548,301	63,790,437
Accumulated other comprehensive income:
Net unrealized holding gains on securities available for sale	172,489,384	149,405,057

Total stockholders’ equity	267,709,245	243,230,179
Commitments and contingencies (notes 15, 16, and 18)	—	—

Total liabilities and stockholders’ equity	$1,097,321,495	1,050,570,483

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

Years ended September 30, 2006, 2005, and 2004

	2006	2005	2004
Interest and dividend income:
Loans receivable	$26,392,763	20,755,245	18,079,797
Mortgage–backed securities and collateralized mortgage obligations	16,148,184	16,676,747	14,369,588
Equity securities	9,236,357	6,750,959	5,814,828
Debt securities	1,374,632	401,493	488,583
Interest–bearing deposits in other financial institutions	650,077	104,689	60,968

Total interest and dividend income	53,802,013	44,689,133	38,813,764

Interest expense:
Deposits (note 11)	11,901,470	6,067,559	4,785,246
Borrowings (note 12)	15,899,368	15,713,992	12,282,777

Total interest expense	27,800,838	21,781,551	17,068,023

Net interest income	26,001,175	22,907,582	21,745,741
Provision for loan losses (note 6)	—	75,000	30,000

Net interest income after provision for loan losses	26,001,175	22,832,582	21,715,741

Noninterest income:
Gain on sale of loans and servicing released loan fees	741,014	883,928	1,151,996
Service charges on deposit accounts	3,728,192	2,726,243	2,549,231
Gain on sale of Freddie Mac common stock (note 3)	4,768,735	6,085,297	2,113,336
Gain on sale of mortgage–backed securities, collateralized mortgage obligations, and other investments (notes 3 and 4)	—	38,069	115,261
Loan servicing fees	266,589	247,236	208,337
Write–off of investment	—	—	(200,000)
Brokerage commissions	499,225	392,310	264,345
Net gain on operation of covered call program (note 5)	277,857	525,065	148,836
Bank owned life insurance	265,590	—	—
Other	279,257	68,080	156,496

Total noninterest income	10,826,459	10,966,228	6,507,838

Noninterest expenses:
Salaries and employee benefits (note 14)	12,035,044	10,093,598	10,129,840
Occupancy	3,390,014	2,800,370	2,414,329
Legal and professional	1,583,362	1,499,666	886,211
Marketing	921,648	789,593	861,781
Furniture and equipment	665,943	748,583	569,247
Postage, office supplies, and printing	542,337	514,983	469,288
Federal insurance premiums and other regulatory fees	243,332	230,444	222,007
Net cost of operations of real estate owned	104,054	33,187	69,372
Deposit premium amortization expense (note 2)	166,675	188,627	213,955
Other	1,477,302	1,370,412	1,320,171

Total noninterest expenses	21,129,711	18,269,463	17,156,201

Income before income taxes	15,697,923	15,529,347	11,067,378
Income tax expense (note 13)	2,353,454	4,116,244	2,850,102

Net income	$13,344,469	11,413,103	8,217,276

Basic net income per share	$0.69	0.58	0.42

Diluted net income per share	$0.68	0.58	0.42
Weighted average number of common shares outstanding	19,414,941	19,523,748	19,437,613
Weighted average number of common and common equivalent shares outstanding	19,576,486	19,569,097	19,478,037

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2006, 2005, and 2004

	Comprehensive income (loss)	Common stock		Additional paid–in capital	Treasury stock	Unearned compensation – ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
		Number of shares	Amount
Balance at September 30, 2003		19,822,405	198,224	37,491,011	(7,836,234)	(2,624,940)	59,190,493	143,940,528	230,359,082
Comprehensive income:
Net income	$8,217,276	—	—	—	—	—	8,217,276	—	8,217,276
Other comprehensive income – unrealized gain on securities, net of income taxes of $22,895,046 (note 20)	36,418,546	—	—	—	—	—	—	36,418,546	36,418,546

Total comprehensive income	$44,635,822

Dividends paid, $1.10 per share		—	—	—	—	—	(3,781,656)	—	(3,781,656)
Allocation of ESOP common stock		—	—	363,834	—	170,000	—	—	533,834
Grant of common stock from treasury		—	—	(67,145)	776,410	—	—	—	709,265
Stock options exercised		1,500	15	43,875	—	—	—	—	43,890

Balance at September 30, 2004		19,823,905	198,239	37,831,575	(7,059,824)	(2,454,940)	63,626,113	180,359,074	272,500,237
Comprehensive income (loss):
Net income	$11,413,103	—	—	—	—	—	11,413,103	—	11,413,103
Other comprehensive loss – unrealized loss on securities, net of income taxes of $19,459,691 (note 20)	(30,954,017)	—	—	—	—	—	—	(30,954,017)	(30,954,017)

Total comprehensive loss	$(19,540,914)

Dividends paid, $3.20 per share		—	—	—	—	—	(11,248,779)	—	(11,248,779)
Allocation of ESOP common stock		—	—	443,402	—	168,000	—	—	611,402
Grant of common stock from treasury		—	—	(89,289)	798,554	—	—	—	709,265
Stock options exercised		6,800	68	198,900	—	—	—	—	198,968

Balance at September 30, 2005		19,830,705	$198,307	38,384,588	(6,261,270)	(2,286,940)	63,790,437	149,405,057	243,230,179

Comprehensive income (loss):
Net income	$13,344,469	—	—	—	—	—	13,344,469	—	13,344,469
Other comprehensive income – unrealized gain on securities, net of income taxes of $14,512,297 (note 21)	23,084,327	—	—	—	—	—	—	23,084,327	23,084,327

Total comprehensive income	$36,428,796

Dividends paid, $3.80 per share		—	—	—	—	—	(13,586,605)	—	(13,586,605)
Allocation of ESOP common stock		—	—	416,510	—	165,000	—	—	581,510
Grant of common stock from treasury		—	—	(84,877)	824,877	—	—	—	740,000
Stock based compensation expense		—	—	221,279	—	—	—	—	221,279
Exercise of stock options		7,111	71	94,015	—	—	—	—	94,086

Balance at September 30, 2006		19,837,816	198,378	39,031,515	(5,436,393)	(2,121,940)	63,548,301	172,489,384	267,709,245

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$13,344,469	11,413,103	8,217,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	75,000	30,000
Provision for asset impairment	184,233	—	—
Depreciation and amortization	967,103	923,749	997,758
Allocation of ESOP common stock	581,510	611,402	533,834
Deferred income tax expense	402,545	1,127,900	511,285
Loss (gain) on sale of premises and equipment, net	79,354	—	(2,500)
Write–off of investment	—	—	200,000
(Accretion) amortization of premiums and discounts, net	(311,609)	251,512	584,235
Gain on sale of loans held for sale, net	(741,014)	(883,928)	(1,151,996)
Proceeds from sale of loans held for sale	24,233,032	28,515,369	39,183,522
Originations of loans held for sale	(23,167,545)	(26,787,610)	(38,082,775)
Gain on sale of Freddie Mac common stock	(4,768,735)	(6,085,297)	(2,113,336)
Gain on sales of mortgage–backed securities, collateralized mortgage obligations, and other investments	—	(38,069)	(115,261)
Provision for allowance in other real estate owned	78,418	—	71,507
Loss (gain) on sales of real estate owned	20,774	(13,183)	(24,201)
Stock based compensation expense	221,279	—	—
Excess tax benefit on exercise of stock options	(6,306)	—	—
Income on bank owned life insurance	(265,590)	—	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(355,517)	(218,630)	195,888
(Increase) decrease in other assets	(62,399)	(194,612)	426,093
Increase (decrease) in other liabilities	554,214	454,152	(1,667,336)

Net cash provided by operating activities	10,988,216	9,150,858	7,793,993

Cash flows from investing activities:
Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations available for sale	—	6,428,323	104,608,929
Principal collections on agencies available for sale	1,178,545	—	—
Principal collections on mortgage–backed securities and collateralized mortgage obligations available for sale	77,152,230	137,281,945	244,793,078
Purchases of mortgage–backed securities and collateralized mortgage obligations available for sale	(28,673,633)	(128,935,360)	(331,825,548)
Purchases of other investment securities available for sale	(26,013,842)	(7,858,617)	(21,561,000)
Proceeds from sale of other investment securities available for sale	—	—	13,777,721
Proceeds from sale of Freddie Mac common stock	4,910,794	6,236,973	2,186,107
Proceeds from calls and maturities of other investment securities available for sale	5,000,000	12,300,000	7,000,000
Purchase of FHLB stock	(2,171,300)	(11,272,900)	(11,667,500)
Proceeds from redemption of FHLB stock	1,059,400	11,246,100	10,435,000
Net increase in loans receivable, exclusive of loan sales	(18,950,168)	(41,754,718)	(24,325,777)
Proceeds from sale of real estate owned	1,592,216	368,429	881,981
Proceeds from the sale of premises and equipment	306,425	—	2,500
Purchases of premises and equipment	(4,878,818)	(3,874,773)	(2,445,749)
Purchase of cash surrender value of life insurance	(12,000,000)	—	—

Net cash (used in) investing activities	(1,488,151)	(19,834,598)	(8,140,258)

F-7	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from financing activities:
Net proceeds from the exercise of stock options	$87,780	198,968	43,890
Excess tax benefit on exercise of stock options	6,306	—	—
Dividends paid	(13,586,605)	(11,248,779)	(3,781,656)
Net increase in deposits	51,927,515	40,554,473	189,001
Proceeds from Federal Home Loan Bank advances	104,250,000	313,215,000	581,375,000
Principal payments on advances from Federal Home Loan Bank	(79,250,000)	(318,265,000)	(556,425,000)
Proceeds from other borrowings	745,152,000	1,640,817,678	1,694,902,600
Principal payments on other borrowings	(814,560,000)	(1,646,220,678)	(1,715,504,820)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	29,680	124,954	(2,010)

Net cash (used in) provided by financing activities	(5,943,324)	19,176,616	797,005

Net increase in cash and cash equivalents	3,556,741	8,492,876	450,740
Cash and cash equivalents, beginning of year	20,864,105	12,371,229	11,920,489

Cash and cash equivalents, end of year	$24,420,846	20,864,105	12,371,229

Supplemental disclosures of cash flow information:
Interest paid	$27,032,168	21,933,245	17,042,988
Income taxes paid	4,082,450	3,588,395	3,294,453

Investing activities:
Transfer of premises and equipment to assets held for sale	486,988	433,349	—
Financing activities:
Real estate acquired through foreclosure of loans receivable	1,031,213	1,022,993	698,381
Issuance of common stock under stock benefit plans	740,000	709,265	709,265
Issuance of common stock through net share settlement exercises	497,420	—	—

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

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

Charter Financial Corporation was formed through the reorganization of CharterBank in October 2001. At that time, CharterBank converted from a federally chartered mutual savings and loan association into a two–tiered mutual holding company structure and became a direct wholly owned subsidiary of Charter Financial Corporation. Through a public offering during the same year, Charter Financial Corporation sold 20% of its common stock. First Charter, MHC, a federal mutual holding company, owns the remaining 80% of the outstanding shares of the common stock of Charter Financial Corporation (See note 21).

The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its nine full–service branch offices located in West Point and LaGrange, Georgia; Auburn, Opelika, and Valley, Alabama. In addition, the Company operates three loan production offices located in various Georgia and Alabama locations. The Company primarily competes with other financial institutions in its market area within west central Georgia and east central Alabama. The Company considers its primary lending market to be the states of Georgia and Alabama.

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

September 30, 2006, 2005, and 2004

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

A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At September 30, 2006, the Company did not have any securities with other than temporary impairment.

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

Generally, the accrual of interest income is discontinued on loans which become contractually past due by 90 days or when reasonable doubt exists as to the full timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans, which is ultimately collected, is credited to income in the period received.

F-10	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

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

September 30, 2006, 2005, and 2004

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

September 30, 2006, 2005, and 2004

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

At September 30, 2006 the Company was covered under a $5 million banker’s blanket bond policy and a $3 million errors and omissions policy. The Company is also covered with a $10 million umbrella policy.

(j)	Income Taxes

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

(k)	Comprehensive Income

Comprehensive income for the Company consists of net income for the period and unrealized holding gains and losses on investments, mortgage–backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes.

(l)	Intangible Assets

Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA Bancshares, Inc. (“EBA”). The deposit premium is being amortized over 13 years (See note 2).

In accordance with the provisions of SFAS No. 142, the Company tests its goodwill for impairment annually. If indicators of impairment were present in amortizable intangible assets and undiscounted future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No impairment charges have been recognized through September 30, 2006.

F-13	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(m)	Stock–Based Compensation

Effective October 1, 2005, the Company implemented SFAS No. 123R using the modified prospective transition method. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to the grant date fair value and recognized as expense on a straight line basis over the service periods of the awards. For the year ended September 30, 2006 stock option expense of $221,279 was recorded in the income statement in income before taxes. The net income impact was approximately $187,975. As of September 30, 2006, the Company had $335,953 of unrecognized stock option expense not yet recognized which will be recognized over 3 years.

As allowed under SFAS No. 123, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans prior to October 2005. Accordingly, compensation cost was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option plans and restricted stock awards have been determined based on the fair value at the grant dates for awards under those plans consistent with the method included in SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2005	2004
Net income	$11,413,103	8,217,276

Add:
Total stock–based compensation expense inclued in reported net income, net of tax	1,059,422	783,118

Deduct:
Total stock–based compensation expense determined under fair value based method, net of related tax effect	1,283,114	1,021,442

Pro forma net income	$11,189,411	7,978,952

Net income per common share – basic:
As reported	$0.58	0.42
Pro forma	0.57	0.41

Net income per common share – diluted:
As reported	$0.58	0.42
Pro forma	0.57	0.41

F-14	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(n)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

	Year Ended September 30,
	2006	2005
Net income	$13,344,469	$11,413,103

Denominator:
Weighted average common shares outstanding	19,414,941	19,523,748
Equivalent shares issuable upon exercise of stock options	161,545	45,349

Diluted shares	19,576,486	19,569,097
Net income per share
Basic	$0.69	$0.58

Diluted	$0.68	$0.58

For the year ended September 30, 2006 and September 30, 2005 there were no antidulitive shares. See Note 19 Subsequent Event.

(o)	Treasury Stock

Treasury stock is accounted for at cost.

(p)	Derivatives

The Company recognizes all derivatives as either assets or liabilities in the Company’s consolidated balance sheets and measures these instruments at fair value. At present, the Company’s use of derivatives is limited to commitments to originate loans held for sale and call options written on certain shares of its Freddie Mac common stock.

(q)	Bank Owned Life Insurance

The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2006 was $12,265,590. The Company recorded increases to the cash surrender value of $265,590 for the year ended September 30, 2006.

(r)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for

F-15	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective October 1, 2005, resulting in additional compensation expense of $221,279 for the year ended September 30, 2006.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) to have a material impact on its financial condition or results of operation.

FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133,

F-16	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

“Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The application of FASB Interpretation No. 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

F-17	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

On September 20, 2006, the FASB ratified EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance.” This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue 06-5 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company has not yet evaluated the impact of the implementation of SFAS No. 108.

(s)	Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the presentation adopted in 2006.

(2)	Goodwill and Other Intangible Assets

In conjunction with the acquisition of EBA, the Company recorded the following goodwill and other intangible assets:

Goodwill	$4,325,282
Deposit premium	1,975,941

$6,301,223

Goodwill and other intangible assets include cost in excess of net assets acquired and deposit premiums recorded in connection with the acquisition of EBA. The deposit premium is being amortized over 13 years. The Company recorded amortization expense related to the deposit premium of $166,675, $188,627, and $213,955 for the years ended September 30, 2006, 2005 and 2004, respectively.

F-18	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

At September 30, 2006 and 2005, other intangible assets is summarized as follows:

	2006	2005
Deposit premium	$1,975,941	1,975,941
Less accumulated amortization	702,406	535,731

	$1,273,535	1,440,210

Amortization expense for the next five years is as follows:

2007	$146,209
2008	136,371
2009	134,402
2010	134,402
2011	134,402
Thereafter	587,749

$1,273,535

(3)	Investment Securities

Investment securities available for sale are summarized as follows:

	September 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$5,918,840	288,420,535	—	294,339,375

Other:
U.S. government agencies	36,672,523	78,425	(195,954)	36,554,994
Municipals	1,009,635	17,769	—	1,027,404

	37,682,158	96,194	(195,954)	37,582,398

	September 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Freddie Mac common stock	$6,060,899	248,714,851	—	254,775,750

Other:
U.S. government agencies	17,858,691	—	(147,050)	17,711,641

The amortized cost and estimated fair value of investment debt securities available for sale as of September 30, 2006, by contractual maturity, are shown below. Expected maturities may differ from

F-19	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
0-1 years	$5,000,000	4,976,745
1-5 years	25,000,000	25,078,425
5-10 years	6,672,523	6,499,824
After 10 years	1,009,635	1,027,404

	$37,682,158	37,582,398

The Company’s investment in FHLB stock was $15,981,200 and $14,869,300 at September 30, 2006 and 2005, respectively. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment in FHLB stock is carried at cost because it is considered a restricted stock investment. The investment in FHLB stock was not considered impaired at September 30, 2006 and 2005.

Proceeds from called, matured, or sold investment securities during 2006, 2005, and 2004 were $5,000,000, $12,300,000 and $20,777,721, respectively. There were no sales in 2006 or 2005. Gross gains of $8,486 were realized on those sales for 2004, and gross realized losses on sales of investment securities for 2004 were $0.

Investment securities available for sale that have been in a continuous unrealized loss position for less than 12 months at September 30, 2006 follow:

Amortized cost	Gross unrealized losses	Estimated fair value
$—	—	—

Investment securities available for sale that have been in a continuous unrealized loss position for 12 months or greater at September 30, 2006 are as follows:

Amortized cost	Gross unrealized losses	Estimated fair value
$11,672,523	(195,954)	11,476,569

There are two investments in an unrealized loss position. The investments have no credit deterioration and are impaired due to interest rates and therefore is not considered other than temporarily impaired because the Company has the intent and ability to hold them until maturity.

Investment securities with an aggregate carrying amount of $36,672,523 and $18,000,507 at September 30, 2006 and 2005, respectively, were pledged to collateralize FHLB advances and securities sold under agreements to repurchase.

F-20	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Proceeds from the sale of Freddie Mac common stock during 2006, 2005 and 2004 were $4,910,794, $6,236,973 and $2,186,107, respectively. Net gains of $4,768,735, $6,085,297 and $2,113,336 were realized on those sales for 2006, 2005 and 2004, respectively.

(4)	Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$106,114,771	103,882	(3,337,445)	102,881,208
GNMA certificates	12,969,587	80,182	—	13,049,769
FHLMC certificates	7,521,605	—	(150,655)	7,370,950
Collateralized mortgage obligations:
FNMA	39,948,854	23,804	(1,636,170)	38,336,488
FHLMC	41,018,629	27,838	(1,207,129)	39,839,338
GNMA	996,681	—	(19,473)	977,208
Other	106,972,853	7,589	(1,285,863)	105,694,579

	$315,542,980	243,295	(7,636,735)	308,149,540

	September 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$127,547,323	408,200	(2,506,476)	125,449,047
GNMA certificates	16,019,621	264,729	(17,992)	16,266,358
FHLMC certificates	10,285,074	14,370	(108,562)	10,190,882
Collateralized mortgage obligations:
FNMA	60,949,862	3,595	(1,770,445)	59,183,012
FHLMC	56,823,607	20,098	(758,607)	56,085,098
GNMA	996,133	1,854	—	997,987
Other	91,076,517	76,956	(864,810)	90,288,663

	$363,698,137	789,802	(6,026,892)	358,461,047

F-21	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during 2006, 2005, and 2004 were $0, $6,428,323, and $104,608,929, respectively. Gross gains of $0, $38,069, and $693,035, and gross losses of $0, $0, and $577,774, were realized on those sales for 2006, 2005, and 2004, respectively.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $289,534,183 and $314,040,698 at September 30, 2006 and 2005, respectively, were pledged to secure FHLB advances and to collateralize securities sold under agreements to repurchase.

The following table shows additional information related to the collateralized mortgage obligations held by the Company:

	September 30, 2006
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$97,913,655	3.54 years	4.51%	$(3,492,822)
Variable rate	86,933,958	6.65 years	5.70	(596,582)

Total	$184,847,613	4.98 years	5.06%	$(4,089,404)

	September 30, 2005
	Fair value	Weighted average life	Yield	Net unrealized gain (loss)
Fixed rate	$125,019,334	2.44 years	4.20%	$(2,725,420)
Variable rate	81,535,426	4.73 years	4.84	(565,939)

Total	$206,554,760	3.34 years	4.45%	$(3,291,359)

The weighted average lives and yields in the above table are based on the average life utilizing the previous three months of prepayment speeds from September 30, 2006 and 2005, respectively. Different prepayment assumptions may result in different average lives and thus different yields.

F-22	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for less than 12 months at September 30, 2006 are as follows:

	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$12,017,576	(136,776)	11,880,800
FHLMC certificates	3,077,725	(31,369)	3,046,356
Collateralized mortgage obligations:
GNMA	996,681	(19,473)	977,208
FNMA	4,449	(14)	4,435
FHLMC	6,909,880	(153,718)	6,756,162
Other	39,189,758	(365,923)	38,823,835

	$62,196,069	(707,273)	61,488,796

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2006 are as follows:

	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$84,068,222	(3,200,670)	80,867,552
FHLMC certificates	4,443,879	(119,285)	4,324,594
Collateralized mortgage obligations:
FNMA	31,495,706	(1,604,034)	29,891,672
FHLMC	32,056,773	(1,085,532)	30,971,241
Other	61,031,705	(919,941)	60,111,764

	$213,096,285	(6,929,462)	206,166,823

There are 70 investments in an unrealized loss position all of which are mortgage security investments. They have no credit deterioration and are impaired due to interest rates and therefore are not considered to be other than temporarily impaired because the Company has the intent and ability to hold the investments to maturity.

(5)	Derivative Instruments

During 2006, the Company sold a total of 1,025,000 options under its covered call program on Freddie Mac common stock, of which 880,000 options expired or were bought back by the Company and 75,000 options were exercised by the holders. At no time during 2006 did the Company have more than 400,000 options outstanding.

F-23	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

During 2005, the Company sold a total of 883,700 options, of which 876,400 options expired or were bought back by the Company and 92,500 options were exercised by the holders. At no time during 2005 did the Company have more than 265,000 options outstanding.

During 2004, the Company sold a total of 567,900 options, of which 594,200 options expired or were bought back by the Company and 35,000 were exercised by the holder. At no time during 2004 did the Company have more than 400,000 options outstanding

The covered call options written on Freddie Mac common stock are derivative instruments as defined by SFAS No. 133 and as such are recorded at fair value. The Company does not account for the options as hedges and as a result the change in fair value is recorded in the consolidated statements of income. There were 70,000 options outstanding at September 30, 2006 with a fair value loss of $277,375 included in other liabilities and at September 30, 2005, no options were outstanding.

(6)	Loans Receivable

Loans receivable are summarized as follows:

	September 30
	2006	2005
1-4 family residential real estate mortgage	$143,887,573	$148,465,648
Commercial real estate	158,003,063	150,992,637
Commercial	16,921,310	13,489,864
Real estate construction	43,654,722	32,163,182
Consumer and other	19,255,263	18,787,461

Loans receivable, net of undisbursed proceeds of loans in process	381,721,931	363,898,792
Less:
Unamortized loan origination fees, net	909,229	930,936
Allowance for loan losses	6,086,205	6,160,314

	$374,726,497	356,807,542

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $22,139,062, $28,330,192, and $36,877,285 at September 30, 2006, 2005, and 2004, respectively.

F-24	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Loans to certain executive officers, directors, and their associates totaled $1,323,953 and $1,346,032 at September 30, 2006 and 2005, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during 2006 with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	2006	2005
Beginning Balance	$1,346,032	1,496,440
New loans	—	34,500
Repayments	22,079	184,908

Ending Balance	$1,323,953	1,346,032

At September 30, 2006 and 2005, the Company had $2,836,807 and $4,075,427 respectively, of nonaccrual loans. At September 30, 2006 and 2005, the Company did not have any commitments to debtors whose loans were nonperforming. The following is a summary of interest income relating to nonaccrual loans for the years ended September 30, 2006, 2005, and 2004.

	2006	2005	2004
Interest income at contractual rates	$249,949	361,802	450,906
Interest income actually recorded	(115,949)	(161,865)	(206,882)

Reduction of interest income	$134,000	199,937	244,024

The following is a summary of transactions in the allowance for loan losses:

	2006	2005	2004
Balance, beginning of year	$6,160,314	6,622,597	6,779,576
Loans charged off	(242,342)	(659,084)	(650,377)
Recoveries on loans previously charged off	168,233	121,801	463,398
Provision for loan losses charged to operations	—	75,000	30,000

Balance, end of year	$6,086,205	6,160,314	6,622,597

At September 30, 2006, 2005, and 2004, pursuant to the definition within SFAS No. 114, the Company had impaired loans of approximately $1,613,000, $2,527,000, and $3,876,000, respectively. There were specific allowances attributable to impaired loans at September 30, 2006, 2005, and 2004 of $46,073, $70,211, and $22,000, respectively.

The average recorded investments in impaired loans for the years ended September 30, 2006, 2005, and 2004 were approximately $2,070,000, $3,200,000, and $3,048,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2006, 2005, and 2004, was $122,000, $206,000, and $295,000, respectively.

F-25	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(7)	Real Estate Owned

At September 30, 2006 and 2005, real estate owned is summarized as follows:

	2006	2005
Real estate acquired through foreclosure	$460,223	1,120,418

(8)	Accrued Interest and Dividends Receivable

At September 30, 2006 and 2005, accrued interest and dividends receivable are summarized as follows:

	2006	2005
Loans	$1,996,070	1,648,149
Mortgage–backed securities and collateralized mortgage obligations	1,245,769	1,410,909
Investment securities	98,716	56,512
Other	237,816	107,284

	$3,578,371	3,222,854

(9)	Premises and Equipment

Premises and equipment at September 30, 2006 and 2005 is summarized as follows:

	2006	2005
Land	$5,781,355	4,844,213
Buildings and improvements	11,417,790	9,405,017
Furniture, fixtures, and equipment	3,195,800	3,887,772
Construction in progress	1,250	620,461

	20,396,195	18,757,463
Less accumulated depreciation	3,370,797	4,788,326

	$17,025,398	13,969,137

Depreciation expense for premises and equipment for the years ended September 30, 2006, 2005, and 2004, was $765,558, $945,136 and $733,539, respectively. During year ended September 30, 2006 the Company recorded $184,000 for impairment due to a building being structural unsound. This expense is included in occupancy expense in the consolidated statements of income. The Company transferred three buildings with a net book value of $486,988 into assets available for sale during the year ended September 30, 2006. These assets are included in other assets in the consolidated balance sheets.

F-26	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(10)	Mortgage Servicing Rights

Activity in mortgage servicing rights (which are included in other assets) for the years ended September 30, 2006, 2005, and 2004 consists of the following:

	2006	2005	2004
Balance, beginning of year	$46,645	112,292	263,222
Capitalized during the year	—	—	—
Amortization expense	(33,605)	(65,647)	(150,930)

Balance, end of year	$13,040	46,645	112,292

There was no valuation allowance at September 30, 2006, 2005, and 2004.

(11)	Deposits

At September 30, 2006 and 2005, deposits are summarized as follows:

	2006			2005
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates
Demand, NOW, and money market accounts	$155,916,799	0.00-5.48%	2.85%	$116,621,897	0.00-3.84%	1.48%
Savings deposits	13,212,543	0.25	0.25	14,739,398	0.25-0.40	0.25
Time deposits by original term:
Time deposits $100,000 and over	94,260,181	0.00-5.70	4.80	86,013,758	0.00-6.85	3.58
Other time deposits:
12 months or less	90,134,921	1.41-5.90	4.41	42,798,265	1.51-5.85	2.88
13 – 36 months	14,086,713	1.77-6.97	3.87	33,843,698	1.20-5.45	3.05
37 months or more	4,445,540	2.54-5.50	4.12	26,112,166	1.65-7.25	4.32

Total deposits	372,056,697		3.68	320,129,182		2.57
Accrued interest payable	902,510			167,352

	$372,959,207			$320,296,534

During 2006 and 2005, the Company accepted out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the credit union deposits was $32.6 million and $24.8 million and of the broker deposits was $18.1 million and $45.0 million at September 30, 2006 and 2005, respectively.

F-27	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

At September 30, 2006, scheduled maturities of time deposits are as follows:

Year ending September 30:
2007	$174,457,743
2008	12,500,784
2009	9,063,382
2010	5,531,858
2011	1,170,582
2012 and thereafter	203,006

$202,927,355

Interest expense on deposits for the years ended September 30, 2006, 2005, and 2004 is summarized as follows:

	2006	2005	2004
Demand, NOW, and money market accounts	$3,100,095	1,432,563	836,509
Savings deposits	33,835	37,215	38,681
Time deposits	8,767,540	4,597,781	3,910,056

	$11,901,470	6,067,559	4,785,246

Deposits of certain officers, directors, and their associates totaled $1.5 million and $1.4 million at September 30, 2006 and 2005, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other persons.

(12)	Borrowings

At September 30, 2006 and 2005, borrowings are summarized as follows:

	2006	2005
Federal Home Loan Bank advances	$312,000,000	287,000,000
Securities sold under agreements to repurchase	25,928,000	95,336,000

	$337,928,000	382,336,000

F-28	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

FHLB advances at September 30, 2006 and 2005 are summarized by year of maturity in the table below:

	2006			2005
Due	Amount	Interest rates	Weighted average rate	Amount	Interest rates	Weighted average rate
Less than one year	$75,000,000	2.62-3.68%	3.40%	$25,000,000	2.97%	2.97%
One to two years	50,000,000	2.87-3.31	3.09	75,000,000	2.62-3.68	3.18
Two to three years	—	—	—	50,000,000	2.87-3.31	3.09
Three to four years	—	—	—	—	—	—
Four to five years	35,000,000	3.93-6.22	5.57	35,000,000	3.93-6.22	5.57
Thereafter	152,000,000	4.33-6.14	5.26	102,000,000	5.40-6.14	5.64

	$312,000,000		4.44%	$287,000,000		4.31%

At September 30, 2006, the Company has pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $75,039,958, certain commercial loans with unpaid principal balances totaling $7,841,969, and certain mortgage–backed securities, collateralized mortgage obligations, and investment securities with an aggregate carrying amount of $297,653,618.

The Company has $312 million in fixed rate advances from the FHLB at September 30, 2006. As of September 30, 2006, the Company’s fixed rate FHLB advances include $147 million of advances that are callable by the FHLB under certain circumstances.

At September 30, 2006, the Company had available line of credit commitments with the FHLB totaling $388,091,212 of which $312,000,000 was advanced and $76,091,212 was available at September 30, 2006.

The securities sold under agreements to repurchase are secured by certain mortgage–backed securities, collateralized mortgage obligations, and investment securities with an aggregate carrying amount of $28,553,088 and $102,221,212 at September 30, 2006 and 2005, respectively. All securities sold under the agreements to repurchase are under the Company’s control. The repurchase agreements at September 30, 2006 and 2005 have maturities of less than 45 days, and provide for the purchase of identical securities and specify delivery of the underlying securities to an approved custodian. The aggregate carrying amount of such securities sold under the agreements to repurchase exceeded the amount of repurchase liabilities by $2,625,088 at September 30, 2006.

F-29	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

The following summarizes pertinent data related to FHLB advances for the years ended September 30, 2006, 2005, and 2004:

	2006	2005	2004
Weighted average borrowing rate at year–end	4.44%	4.31%	4.11%
Weighted average borrowing rate during the year	4.38	4.24	4.08
Average daily balance during year	$302,823,014	304,077,000	259,235,000
Maximum month–end balance during the year	320,500,000	318,320,000	300,700,000

The following summarizes pertinent data related to securities sold under the agreements to repurchase for the years ended September 30, 2006, 2005, and 2004:

	2006	2005	2004
Weighted average borrowing rate at year–end	5.42%	3.85%	1.81%
Weighted average borrowing rate during the year	4.69	2.83	1.28
Average daily balance during year	$56,047,318	100,005,169	132,622,831
Maximum month–end balance during the year	82,580,000	114,381,000	150,710,000

Interest expense on borrowings for the years ended September 30, 2006, 2005, and 2004 is summarized as follows:

	2006	2005	2004
Securities sold under agreements to repurchase	$2,627,003	2,832,510	1,697,549
Federal Home Loan Bank advances	13,272,365	12,881,482	10,585,228

	$15,899,368	15,713,992	12,282,777

F-30	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(13)	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2006, 2005, and 2004 consists of:

	2006	2005	2004
Federal:
Current	$1,494,130	2,595,023	1,921,934
Deferred	349,782	1,003,965	475,495

Total federal tax expense	1,843,912	3,598,988	2,397,429

State:
Current	456,779	393,321	416,883
Deferred	52,763	123,935	35,790

Total state tax expense	509,542	517,256	452,673

	$2,353,454	4,116,244	2,850,102

The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 34% for the years ended September 30, 2006, 2005, and 2004, is summarized as follows:

	2006	2005	2004
Computed “expected” tax expense	$5,337,294	5,279,978	3,762,909
Increase (decrease) in tax expense resulting from:
Dividends received deduction	(1,993,904)	(1,464,742)	(1,248,374)
State income taxes, net of federal tax effect	336,298	341,389	298,764
Tax–exempt income	(101,734)	—	—
Change in tax contingency accrual	(1,421,552)	—	—
Market value appreciation of ESOP shares	142,673	135,605	90,248
Other, net	54,379	(175,986)	(53,445)

	$2,353,454	4,116,244	2,850,102

The change in tax contingency accrual resulted from the Company reversing, during the fourth quarter of 2006, contingency items that were thought to be exposure items in the prior years and not in the current year. The single largest contingency accrual was $800,000 for recapture of the tax bad debt reserve. In the fourth quarter in 2006, the Company determined based on several factors that it was no longer appropriate to maintain this accrual.

The effective tax rate for the years ended September 30, 2006, 2005, and 2004 was 14.99%, 26.51%, and 25.75%, respectively.

F-31	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2006 and 2005 are presented below:

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2006.

	2006	2005
Deferred tax assets:
Allowance for loan losses	1,174,037	1,201,924
Interest on nonacrual loans	50,425	27,453
Deferred compensation	1,217,129	1,137,672
Investment in limited partnership	—	241,571
Real estate acquired through foreclosure	311,320	—
Alternative minimum tax credit carryforward	205,095	181,066
Covered calls market adjustment for tax reporting	146,629	—
Other	30,275	4,846

Total gross deferred tax assets	3,134,910	2,794,532

Deferred tax liabilities:
Deferred loan costs, net	519,895	527,423
Depreciation	542,610	219,707
Mortgage servicing rights	4,907	17,553
Investment securitites market adjustment for tax reporting	1,733,693	1,286,340
Net unrealized holding gains on securities available for sale	108,437,952	93,925,654
Federal Home Loan Bank stock dividends	2,455	2,613
Other	79,109	86,112

Total gross deferred tax liabilities	111,320,621	96,065,402

Net deferred tax liabilities	108,185,711	93,270,870

F-32	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(14)	Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.

The Company has a short–term incentive plan which covers substantially all employees. The Company also had a long–term incentive plan which is phasing out that covered key employees. For the years ended September 30, 2006, 2005, and 2004, the Company expensed $1,562,556, $700,997, and $1,427,268, respectively, related to the incentive plans.

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10–year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 28,300 have been granted and exercised, 258,300 are granted and outstanding with the remaining 421,343 shares available to be granted.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Exercise price/share	Weighted Average Remaining Life (Years)	Intrinsic Value of Unexercised in the Money Options
Options outstanding- September 30, 2005	279,700	31.10	8	836,211
Options exercised	(20,000)	29.26	6	184,932
Options forfeited	(1,400)	29.26-32.99	7	8,539
Granted in 2006	—	—	—	—

Options outstanding- September 30, 2006	258,300	31.24	7	2,260,549

Options exercisable at end of year – September 30, 2006	92,100	29.26	6	988,233

The intrinsic value on the options exercised during the years ended September 30, 2006, 2005, and 2004 was $184,932, $90,675, and $14,541, respectively.

The fair value on the stock options vested during the years ended September 30, 2006, 2005, and 2004 was $228,608 for each of the three years.

F-33	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

The following table summarizes information about the options outstanding at September 30, 2006:

Number outstanding at September 30, 2006	Weighted average remaining contractual life in years	Exercise price per share	Weighted average exercise price per share
121,300	6	$29.26	29.26
137,000	8	32.99	32.99

258,300

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values for the years ended September 30, 2004 as follows:

2004
Risk-free interest rate	4.34%
Dividend yield	6.06%
Expected life at date of grant	7 years
Volatility	22.00%
Weighted average grant–date fair value	$4.00

No options were granted during the years ended September 30, 2006 and September 30, 2005.

The Company has implemented a benefit restoration plan (the Benefit Plan) which covers the chief executive officer of the Company and any employees of the Company who are designated as eligible to participate in the Benefit Plan by resolution of the board of directors of the Company. The Benefit Plan restores the benefits in tax–qualified plans that are limited by the Internal Revenue Code. Also, in the case of a participant who retires before the repayment in full of a loan to the Employee Stock Ownership Plan (ESOP), the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The participant in the Benefit Plan is entitled to contributions to the Benefit Plan upon termination of service, retirement or death. The Company expensed $189,315, $110,064, and $97,664 related to the Benefit Plan during the years ended September 30, 2006, 2005, and 2004, respectively included in the salaries and employee benefits in the consolidated statements of income.

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized. As of September 30, 2006, 174,835 shares remain in the trust and are disclosed as treasury stock in the consolidated balance sheets. Of the 174,835 shares remaining in the trust, 107,346 shares have been granted and are not yet vested and 67,489 shares are available for grants.

F-34	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

	2006	2005	2004
Shares granted	—	4,050	77,598
Fair value per share at grant date	N/A	33.91	32.99
Aggregate value at grant date	N/A	137,336	2,559,958
Vesting for current year grants	N/A	5 years	4 to 9 years
Expensed for year	$1,226,726	1,441,511	1,054,738

	Shares	Weighted Average Grant Date Fair Value per Award
Unvested Restricted stock awards- October 1, 2005	133,044	$30.94
Granted	800	38.42
Vested	26,498	27.93
Cancelled or expired	200	32.99
Unvested Restricted stock awards- September 30 ,2006	107,146	31.73

Recognition and retention grants and stock option grants vest at the earlier of the scheduled vesting or death, disability, or qualified retirement. All grants prior to the implementation of SFAS 123(R) are expensed to the scheduled vesting date. Grants subsequent to the implementation of SFAS 123(R) will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with 10 years of service. One grant recipient is qualified for retirement as of September 30, 2006. Four restricted stock grant recipients and nine stock option grant recipients will be qualified for retirement before all of their grants reach scheduled vesting.

The Company has implemented the ESOP which covers substantially all of its employees. During the stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $1,161,940, $836,042, and $439,999 related to the ESOP during the years ended September 30, 2006, 2005, and 2004, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company committed to be allocated 15,070 shares, 16,500 shares, 16,800 shares to participants in the plan during the years ended September 30, 2006, 2005, and 2004, respectively. At September 30, 2006, there were 212,194 unallocated shares with a market value of $8,015,416 in the Plan.

F-35	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(15)	Commitments and Contingent Liabilities

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operations.

Future minimum lease payments for all leases of the Company are as follows:

Year ending September 30:
2007	$78,224
2008	52,464

$130,688

Rent expense for the years ended September 30, 2006, 2005, and 2004 was $123,217, $158,779, and $135,731, respectively, which were included in occupancy expense in the consolidated statements of income.

(16)	Fair Value of Financial Instruments

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

The following table presents the fair value at September 30, 2006 and 2005:

	2006	2005
Freddie Mac common stock	$294,339,375	254,775,750
Other investment securities	37,582,398	17,711,641
Mortgage-backed securities and collateralized mortgage obligations	308,149,540	358,461,047
Federal Home Loan Bank stock	15,981,200	14,869,300

	$656,052,513	645,817,738

F-36	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

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

The following table presents information for loans at September 30, 2006 and 2005:

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
1– 4 family residential real estate	$143,887,573	152,790,834	148,465,648	152,324,400
Commercial real estate	158,003,063	153,531,703	150,992,637	148,875,655
Commercial	16,921,310	16,420,085	13,489,864	13,353,886
Real estate construction	43,654,722	43,469,798	32,163,182	32,060,072
Consumer and other	19,255,263	19,627,884	18,787,461	19,379,598
Unamortized loan origination fees, net	(909,229)	(909,229)	(930,936)	(930,936)
Allowance for loan losses	(6,086,205)	(6,086,205)	(6,160,314)	(6,160,314)

	$374,726,497	378,844,870	356,807,542	358,902,361

Loans held for sale	$909,206	913,825	1,233,679	1,248,495

(d)	Mortgage Servicing Rights

The fair value of mortgage servicing rights approximates its carrying value due to the Company’s evaluation of the underlying loan portfolio and subsequent adjustment for loan prepayments and other market conditions.

F-37	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(e)	Deposits

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of September 30, 2006 and 2005. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information for deposits at September 30, 2006 and 2005:

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Demand, NOW, and money market accounts	$155,916,799	155,916,799	116,621,897	116,621,897
Savings deposits	13,212,543	13,212,543	14,739,398	14,739,398
Time deposits	202,927,355	203,424,093	188,767,887	188,719,854

	$372,056,697	372,553,435	320,129,182	320,081,149

(f)	Borrowings

The fair value of the Company’s Federal Home Loan Bank advances is estimated based on the discounted value of contractual cash flows. The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The following presents information for borrowings at September 30, 2006 and 2005:

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
FHLB advances	$312,000,000	312,075,094	287,000,000	289,326,758
Securities sold under agreements to repurchase	25,928,000	25,928,000	95,336,000	95,336,000

	$337,928,000	338,003,094	382,336,000	384,662,758

(g)	Accrued Interest and Dividends Receivable and Payable

The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

F-38	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

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

A summary of the Company’s financial instruments with off–balance–sheet risk at September 30, 2006 and 2005 is as follows:

	2006	2005
Financial instruments whose contract amounts represent credit risk – commitments:
Mortgage loans	$1,364,050	13,233,739
Nonmortgage loans	4,617,200	60,000
Open–end consumer loans	12,092,984	9,685,480
Open–end commercial loans	11,579,153	13,580,268
Construction loans	19,733,390	23,768,935

Total commitments	$49,386,777	60,328,422

The Company was not committed to sell loans at September 30, 2006 and 2005, respectively.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2006 and 2005:

	Amount	Range of rates
September 30, 2006	$4,560,500	6.38 – 9.50%
September 30, 2005	4,983,541	5.95 – 8.00%

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2006 and 2005, adjustable rate mortgage loans with interest rate caps and floors amounted to $58,873,000 and $56,669,000, respectively.

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

(17)	Regulatory Matters

The Company is required to maintain noninterest–bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2006 and 2005 to satisfy the regulatory requirement were $606,570 and $513,540, respectively.

F-40	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Under Office of Thrift Supervision (OTS) regulations, the Company is required to measure its interest rate risk and maintain the interest rate risk within limits the Company establishes. Based on its asset/liability structure at September 30, 2006, the Company’s earnings may be negatively impacted if interest rates increase or decrease significantly.

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

As of September 30, 2006, the most recent notification from the OTS categorized CharterBank as well–capitalized under the regulatory framework for prompt corrective action. To be categorized as well–capitalized, CharterBank must maintain minimum total risk–based, Tier 1 risk–based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2006 which would affect CharterBank’s well–capitalized classification. The requirements for FDICIA were recently changed and CharterBank is not currently subject to FDICIA reporting requirements.

F-41	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

The table of compliance with minimum capital requirements for CharterBank is presented below at September 30, 2006 and 2005 (in thousands):

	2006
	Tangible capital		Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity		$181,267	181,267	181,267	181,267
General valuation allowances		—	—	—	5,769
Allowable unrealized gains		—	—	—	72,624
Goodwill and other intangible assets		(5,599)	(5,599)	(5,599)	(5,599)
Accumulated other		(97,275)	(97,275)	(97,275)	(97,275)

comprehensive income Regulatory capital		$78,393	78,393	78,393	156,786

Total assets		$971,188	971,188	971,188	971,188
Regulatory total assets		807,160	807,160	—	—
Risk-weighted assets		—	—	598,161	598,161
Capital ratio		9.71%	9.71%	13.11%	26.21%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than		1.50%	3.00%	N/A	8.00%
Capital exceeding requirement		66,286	54,178	N/A	108,933
Adequately capitalized or minimum FDICIA requirement equal to or greater than		N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	$	N/A	46,107	54,467	108,933
Well capitalized, equal to or greater than		N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	$	N/A	38,035	42,503	96,970

F-42	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

	2005
	Tangible capital		Core/ leverage capital	Tier I risk-based capital	Total risk-based capital
Total equity		$167,608	167,608	167,608	167,608
General valuation allowances		—	—	—	5,994
Allowable unrealized gains		—	—	—	63,317
Goodwill and other intangible assets		(5,765)	(5,765)	(5,765)	(5,765)
Accumulated other		(83,087)	(83,087)	(83,087)	(83,087)

comprehensive income Regulatory capital		$78,756	78,756	78,756	148,067

Total assets		$939,570	939,570	939,570	939,570
Regulatory total assets		798,485	798,485	—	—
Risk-weighted assets		—	—	535,994	535,994
Capital ratio		9.86%	9.86%	14.69%	27.62%
Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than		1.50%	3.00%	N/A	8.00%
Capital exceeding requirement		66,779	54,801	N/A	105,187
Adequately capitalized or minimum FDICIA requirement equal to or greater than		N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	$	N/A	46,817	57,316	105,187
Well capitalized, equal to or greater than		N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	$	N/A	38,832	46,596	94,468

(18)	Related Parties

During the years ended September 30, 2006, 2005, and 2004, the Company paid approximately $109,400, $97,000, and $157,000, respectively, in legal fees in the normal course of business to a law firm in which a partner is related to two board members.

The Company currently leases a branch facility and parking lot. The leases are from a partnership in which a Company executive and other related parties are partners. The facility lease expires July 31, 2008. The parking lot lease is presently being paid month–to–month. During each of the years ended September 30, 2006, 2005, and 2004, lease expense relating to these leases was $50,866, $75,910, and $50,297, respectively.

(19)	Subsequent Events

On November 21, 2006, Charter Financial filed a combined issuer self tender offer statement on Schedule TO-I and going private transaction statement on Schedule 13e-3 with the Securities and Exchange

F-43	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Commission to purchase up to one million of its shares in a modified Dutch auction with a price range from $43.00 to $52.00 per share. Unless the offer is terminated or amended as described in the Offer to Purchase, Charter Financial must purchase all shares properly tendered up to one million shares and may purchase up to an additional two percent of its outstanding shares (396,722). The purchase of shares will be funded by the sale of Freddie Mac common stock held at the Charter Financial level. The transaction will not impact the liquidity or regulatory capital of CharterBank.

Charter Financial also announced that it intended to deregister with the SEC following the completion of the tender offer.

(20)	Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

	September 30,
	2006	2005
Assets
Cash	$8,743,360	7,868,301
Interest-bearing deposits in other financial institutions	908,237	728,075
Freddie Mac common stock	124,866,225	110,520,450
Investment in subsidiaries	181,266,949	167,607,360
Other assets	1,319,003	248,441

Total Assets	$317,103,774	286,972,627

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses	$2,509,963	2,296,078
Deferred income taxes	46,884,566	41,446,370

Total liabilities	49,394,529	43,742,448

Stockholders’ equity:
Common stock, $0.01 par value, issued 19,837,816 and 19,830,705 shares in 2006 and 2005, respectively; outstanding 19,662,981 and 19,629,372 shares in 2006 and 2005, respectively	198,378	198,307
Additional paid-in capital	39,031,515	38,384,588
Treasury stock, at cost; 174,835 and 201,333 shares in 2006 and 2005, respectively	(5,436,393)	(6,261,270)
Unearned compensation - ESOP	(2,121,940)	(2,286,940)
Retained earnings	63,548,301	63,790,437
Accumulated other comprehensive income	172,489,384	149,405,057

Total stockholders’ equity	267,709,245	243,230,179

	$317,103,774	286,972,627

F-44	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Condensed Statements of Income

	Years ended September 30
	2006	2005	2004
Income:
Interest income	$599,421	268,266	288,989
Dividend income	3,574,350	2,627,625	1,929,930
Gain on sale of Freddie Mac common stock	4,768,735	3,508,520	2,113,336
Write–off of investment	—	—	(200,000)
Other income	278,563	524,953	118,929

Total operating income	9,221,069	6,929,364	4,251,184

Expenses:
Salaries and employee benefits	1,444,265	1,083,074	730,481
Occupancy	12,000	12,000	16,819
Legal and professional	525,067	418,160	224,387
Marketing	143,814	150,494	152,600
Other	66,051	42,267	37,465

Total operating expenses	2,191,197	1,705,995	1,161,752

Income before income taxes	7,029,872	5,223,369	3,089,432
Income tax expense	1,739,685	1,277,409	655,755

Income before equity in undistributed net income of subsidiaries	5,290,187	3,945,960	2,433,677
Equity in undistributed net income (distributions in excess of net income) of subsidiaries	8,054,282	7,467,143	5,783,599

Net income	$13,344,469	11,413,103	8,217,276

F-45	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

Condensed Statements of Cash Flows

	Years ended September 30
	2006	2005	2004
Cash flows from operating activities:
Net income	$13,344,469	11,413,103	8,217,276
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Freddie Mac common stock	(4,768,735)	(3,508,520)	(2,113,336)
Deferred tax expense (benefit)	(154,109)	143,746	(47,582)
Stock based compensation expense	221,279	—	—
Excess tax benefit on exercise of stock options	(6,306)
Net cash provided by dissolution of Charter Insurance	—	3,342,069	—
(Equity in undistributed net income) distributions in excess of net income of subsidiaries	(8,054,282)	(7,467,143)	(5,783,599)
Allocation of ESOP common stock	165,000	168,000	170,000
Decrease (increase) in other assets	(1,070,562)	56,350	732,487
Increase in accrued expenses	960,192	629,844	1,051,081

Net cash provided by operating activities	636,946	4,777,449	2,226,327

Cash flows from investing activities:
Proceeds from the sale of Freddie Mac common stock	4,910,794	3,622,549	2,186,107

Net cash provided by investing activities	4,910,794	3,622,549	2,186,107

Cash flows from financing activities:
Net proceeds from the exercise of stock options	87,780	198,968	43,890
Excess tax benefit on exercise of stock options	6,306	—	—
Capital distribution from CharterBank	9,000,000	—	—
Dividends paid	(13,586,605)	(11,248,779)	(3,781,656)

Net cash used in financing activities	(4,492,519)	(11,049,811)	(3,737,766)

Net (decrease) increase in cash	1,055,221	(2,649,813)	674,668
Cash and cash equivalents, beginning of period	8,596,376	11,246,189	10,571,521

Cash and cash equivalents, end of period	$9,651,597	8,596,376	11,246,189

Supplemental disclosures of cash flow information:
Income taxes paid	$2,205,699	1,090,777	714,681
Grant of common stock under stock benefit plans	740,000	709,265	709,265
Issuance of common stock through net share settlement exercises	497,420	—	—

F-46	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

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

(21)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains (losses) on investment and mortgage securities available for sale in stockholders’ equity. The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended September 30, 2006, 2005, and 2004.

F-47	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

	Pretax amount	Tax effect	After tax amount
2006:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$42,365,359	(16,353,029)	26,012,330
Less reclassification adjustment for net gains realized in net income	4,768,735	(1,840,732)	2,928,003

Other comprehensive income	$37,596,624	(14,512,297)	23,084,327

2005:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$(44,290,342)	17,096,072	(27,194,270)
Less reclassification adjustment for net gains realized in net income	6,123,366	(2,363,619)	3,759,747

Other comprehensive loss	$(50,413,708)	19,459,691	(30,954,017)

2004:
Net unrealized holding losses on investment and mortgage securities available for sale arising during the year	$61,542,189	(23,755,285)	37,786,904
Less reclassification adjustment for net gains realized in net income	2,228,597	(860,239)	1,368,358

Other comprehensive income	$59,313,592	(22,895,046)	36,418,546

F-48	(Continued)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006, 2005, and 2004

(22)	Condensed Balance Sheets of First Charter, MHC

The following represents the condensed balance sheets of First Charter, MHC:

	September 30
	2006	2005
Assets:
Cash and cash equivalents	$1,404,354	736,387
Freddie Mac common stock	26,399,340	22,471,080
Investment in Charter Financial Corporation	214,167,396	194,584,143
Other assets	257,359	46,707

Total assets	$242,228,449	217,838,317

Liabilities:
Deferred income taxes	$9,971,297	8,454,989
Other liabilities	2,000,433	160,142

Total liabilities	11,971,730	8,615,131

Equity:
Contributed capital	14,125,589	12,816,089
Retained earnings	62,278,544	63,433,925
Accumulated other comprehensive income	153,852,586	132,973,172

Total equity	230,256,719	209,223,186

Total liabilities and equity	$242,228,449	217,838,317

F-49