Form 10-Q
period 2010-06-30
CHARTER FINANCIAL CORP/GA
filed 2010-09-27
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 000-33071

Charter Financial Corporation
(Exact name of registrant as specified in its charter)

United States	58-2659667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1233 O.G. Skinner Drive, West Point, Georgia	31833
(Address of Principal Executive Offices)	Zip Code

(706) 645-1391
(Registrant’s telephone number)

                                       N/A
  (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES ☐   NO ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐   NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer                                         ☐                       Accelerated filer                                                         ☐
Non-accelerated filer                                           ☒                      Smaller reporting company                                       ☐
                                      (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

There were 18,672,361 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of September 24, 2010.

CHARTER FINANCIAL CORPORATION

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	September 30, 2009

Assets
Cash and amounts due from depository institutions	$50,374,042	$36,679,210
Interest-bearing deposits in other financial institutions	66,981,937	17,160,826
Cash and cash equivalents	117,355,979	53,840,036
Loans held for sale, fair value of $886,365 and $1,129,286	877,685	1,123,489
Mortgage-backed securities and collateralized mortgage obligations available for sale	156,251,137	201,625,975
Other investment securities available for sale	4,077,020	4,434,732
Federal Home Loan Bank stock	15,157,100	14,035,800
Loans receivable:
Not covered under FDIC loss sharing agreements	474,061,430	472,974,693
Covered under FDIC loss sharing agreements, net	201,678,373	89,763,944
Unamortized loan origination fees, net	(884,029)	(856,538)
Allowance for loan losses (non-covered loans)	(9,457,649)	(9,331,612)
Loans receivable, net	665,398,125	552,550,487
Other real estate owned:
Not covered under FDIC loss sharing agreements	11,016,762	4,777,542
Covered under FDIC loss sharing agreements	38,263,848	10,681,499
Accrued interest and dividends receivable	3,803,999	3,746,080
Premises and equipment, net	17,870,413	17,287,140
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	987,562	854,586
Cash surrender value of life insurance	31,399,476	30,549,849
FDIC receivable for loss sharing agreements	71,949,256	26,481,146
Deferred income taxes	588,296	7,289,043
Other assets	7,342,081	3,277,447
Total assets	$1,146,664,021	$936,880,133

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$811,057,573	$597,633,669
FHLB advances and other borrowings	212,175,178	227,000,000
Advance payments by borrowers for taxes and insurance	842,167	1,279,440
Other liabilities	10,075,745	12,710,364
Total liabilities	1,034,150,663	838,623,473
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at June 30, 2010 and September 30, 2009, respectively; 18,584,548 and 18,577,356 shares outstanding at June 30, 2010 and September 30, 2009, respectively	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	42,845,796	42,751,898
Treasury stock, at cost; 1,274,671 and 1,281,863 shares at June 30, 2010 and September 30, 2009, respectively	(36,731,488)	(36,948,327)
Unearned compensation – ESOP	(1,546,990)	(1,683,990)
Retained earnings	109,702,935	102,215,498
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(1,955,487)	(8,277,011)
Total stockholders’ equity	112,513,358	98,256,660
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,146,664,021	$936,880,133

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans receivable	$12,540,173	$6,460,363	$30,695,825	$19,594,139
Mortgage-backed securities and collateralized mortgage obligations	1,702,253	2,596,152	5,664,065	8,349,809
Equity securities	18,512	---	33,780	---
Debt securities	47,002	68,563	145,611	398,378
Interest-bearing deposits in other financial institutions	46,110	15,749	88,510	27,936
Total interest and dividend income	14,354,050	9,140,827	36,627,791	28,370,262
Interest expense:
Deposits	3,568,824	2,162,900	8,694,725	7,392,342
Borrowings	2,624,633	3,182,501	7,876,886	9,289,223
Total interest expense	6,193,457	5,345,401	16,571,611	16,681,565
Net interest income	8,160,593	3,795,426	20,056,180	11,688,697
Provision for loan losses	1,300,000	600,000	5,100,000	3,150,000
Net interest income after provision for loan losses	6,860,593	3,195,426	14,956,180	8,538,697
Noninterest income:
Service charges on deposit accounts	1,552,958	1,129,387	4,225,418	3,379,870
Gain on sale of investments	128,208	514,333	331,396	697,130
Total impairment losses on securities	---	---	(6,664,016)	---
Portion of losses recognized in other comprehensive income	---	---	4,137,342	---
Net impairment losses recognized in earnings	---	---	(2,526,674)	---
Impairment loss on equity security	---	---	(1,000,000)	---
Bank owned life insurance	283,262	313,670	849,628	950,192
Gain on sale of loans and loan servicing release fees	157,487	233,812	625,732	546,298
Loan servicing fees	98,403	49,699	235,581	152,677
Brokerage commissions	130,265	61,696	379,173	203,680
Acquisition gain	---	---	15,604,040	---
Other	493,543	115,344	1,534,857	2,382,190
Total noninterest income	2,844,126	2,417,941	20,259,151	8,312,037
Noninterest expenses:
Salaries and employee benefits	3,962,853	2,359,323	10,206,248	7,118,787
Occupancy	1,412,471	915,147	4,342,437	2,811,388
Legal and professional	519,355	244,050	1,475,626	664,632
Marketing	424,262	273,392	1,143,536	661,060
Federal insurance premiums and other regulatory fees	312,806	595,975	856,966	1,086,738
Net cost of operations of real estate owned	372,238	296,545	898,309	342,264
Furniture and equipment	169,273	150,044	483,459	455,105
Postage, office supplies and printing	241,078	155,220	582,619	457,080
Core deposit intangible amortization expense	58,633	33,600	125,834	100,801
Other	564,978	364,519	1,271,922	1,078,856
Total noninterest expenses	8,037,947	5,387,815	21,386,956	14,776,711
Income before income taxes	1,666,772	225,552	13,828,375	2,074,023
Income tax expense (benefit)	553,288	(150,830)	4,981,380	268,242
Net income	$1,113,484	$376,382	$8,846,995	$1,805,781

Basic net income per share	$0.06	$0.02	$0.48	$0.10
Diluted net income per share	$0.06	$0.02	$0.48	$0.10
Weighted average number of common shares outstanding	18,424,157	18,466,535	18,419,085	18,524,315
Weighted average number of common and potential common shares outstanding	18,479,581	18,512,442	18,474,509	18,570,222

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

		Common Stock
	Comprehensive income (loss)	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2008		19,859,219	$198,592	$42,537,428	$(35,060,409)	$(1,825,390)	$103,301,290	$(6,849,590)	$102,301,921
Comprehensive income (loss):
Net income	$2,315,762	-	-	-	-	-	2,315,762	-	2,315,762
Other comprehensive income (loss) – change in unrealized loss on securities, net of income taxes of $897,369	(1,427,421)	-	-	-	-	-	-	(1,427,421)	(1,427,421)
Total comprehensive income	$888,341
Dividends paid, $1.00 per share		-	-	-	-	-	(3,401,554)	-	(3,401,554)
Allocation of ESOP common stock		-	-	148,470	141,400	-	-	289,870
Vesting of non-vested shares		-	-	32,066	340,424	-	-	-	372,490
Stock based compensation expense		-	-	33,934	-	-	-	33,934
Repurchase of shares		-	-	-	(2,228,342)	-	-	-	(2,228,342)

Balance at September 30, 2009		19,859,219	$198,592	$42,751,898	$(36,948,327)	$(1,683,990)	$102,215,498	$(8,277,011)	$98,256,660
Comprehensive income:
Net income	$8,846,995	-	-	-	-	-	8,846,995	-	8,846,995
Other comprehensive income – change in unrealized loss on securities, net of income tax benefit of $2,612,822	6,321,524	-	-	-	-	-	-	6,321,524	6,321,524
Total comprehensive income	$15,168,519
Dividends paid, $0.35 per share		-	-	-	-	-	(1,359,558)	-	(1,359,558)
Allocation of ESOP common stock		-	-	-	-	137,000	-	-	137,000
Vesting of non-vested shares		-	-	54,849	216,839	-	-	-	271,688
Stock based compensation expense		-	-	39,049	-	-	-	-	39,049

Balance at June 30, 2010		19,859,219	$198,592	$42,845,796	$(36,731,488)	$(1,546,990)	$109,702,935	(1,955,487)	$112,513,358

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$8,846,995	$1,805,781
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,100,000	3,150,000
Depreciation and amortization	806,877	748,929
Deferred income tax expense	3,444,204	1,920,594
Accretion and amortization of premiums and discounts, net	956,603	21,621
Accretion of fair value discounts related to covered loans	(6,486,561)	-
Gain on sale of loans	(625,732)	(546,298)
Proceeds from sale of loans	15,741,528	20,368,908
Originations and purchases of loans held for sale	(14,869,991)	(19,545,840)
Gain on acquisition	(15,604,040)	-
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(331,396)	(697,130)
Other-than-temporary impairment- securities	2,526,674	-
Other-than-temporary impairment- other assets	1,000,000	-
Write down of real estate owned	309,776	266,827
Gain on sale of real estate owned	(48,349)	(28,279)
Recovery payable to FDIC on other real estate owned gains	(377,420)	-
Restricted stock award expense	153,296	220,841
Stock option expense	39,049	25,474
Increase in cash surrender value on bank owned life insurance	(849,628)	(950,192)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	591,882	(10,018)
Increase in other assets	(4,828,213)	(4,462,062)
Decrease in other liabilities	(3,788,279)	(2,589,278)
Net cash used in operating activities	(8,292,725)	(300,122)

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	47,895,259	34,736,580
Principal collections on government sponsored entities securities available for sale	598,073	-
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	42,667,653	52,785,785
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(14,107,959)	(43,173,820)
Purchase of equity securities and other investments	(475,000)	(7,000,000)
Proceeds from the sale or issuer call of equity securities and other investments	250,000	29,050,000
Purchase of FHLB stock	-	(2,236,500)
Proceeds from redemption of FHLB stock	-	2,806,500
Proceeds from redemption of FRB stock acquired	-	157,800
Net increase in loans receivable	(808,966)	(30,025,826)
Net decrease in FDIC receivable	26,748,302	-
Proceeds from sale of real estate owned	10,069,590	2,990,303
Proceeds from sale of premises and equipment	-	708,523
Purchases of premises and equipment	(1,264,316)	(1,241,665)
Net cash received from acquisitions	68,914,993	30,017,337
Net cash provided by investing activities	180,487,629	69,575,017

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended
	June 30,
	2010	2009

Cash flows from financing activities:
Purchase of treasury stock	$-	$(1,681,134)
Dividends paid	(1,359,558)	(2,608,676)
Net (decrease) increase in deposits	(82,565,822)	15,953,239
Proceeds from Federal Home Loan Bank advances	-	56,300,000
Principal payments on Federal Home Loan Bank advances	(24,316,308)	(79,376,665)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(437,273)	(135,186)
Net cash used in financing activities	(108,678,961)	(11,548,422)

Net increase in cash and cash equivalents	63,515,943	57,726,473

Cash and cash equivalents at beginning of period	53,840,036	14,639,128

Cash and cash equivalents at end of period	$117,355,979	$72,365,601

Supplemental disclosures of cash flow information:
Interest paid	$16,574,634	$17,025,781
Income taxes paid	$3,725,626	$252,098

Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$20,125,702	$6,202,861
Issuance of ESOP common stock	$137,000	$289,870
Issuance of common stock under stock benefit plans	$83,909	$-
Unrealized gain (loss) on securities available for sale, net	$6,321,524	$2,792,776
Acquisitions:
Assets acquired at fair value	$322,494,304	$196,749,266
Liabilities assumed at fair value	$312,888,457	$196,749,266
Net assets acquired	$9,605,847	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Charter Financial Corporation (“Charter Financial” or the “Company”), a federally chartered corporation, was organized on October 16, 2001 by CharterBank (the “Bank” ), to become the mid-tier holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure.  In connection with the reorganization, the Company sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares at $10.00 per share, and received net proceeds of $37.2 million. An additional 15,857,924 shares, or 80% of the Company’s outstanding shares, were issued to First Charter, MHC, the Bank’s federally chartered mutual holding company.

In January 2007, Charter Financial repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer.  Following the stock repurchase, Charter Financial delisted its common stock from the Nasdaq Global Market and deregistered its common stock with the Securities and Exchange Commission.  Since January 2007 Charter Financial has repurchased 678,016 additional shares of its common stock.  As of June 30, 2010, First Charter, MHC owned 15,857,924 shares of the Company’s common stock, representing 84.9% of the Company’s 18,672,361 outstanding shares of common stock at that date.  The remaining 2,814,437 shares of common stock, or 15.1% of the outstanding shares of common stock, were held by the public.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiaries include the accounts of the Company and the Bank as of June 30, 2010 and September 30, 2009, and for the three and nine-month periods ended June 30, 2010 and 2009.  All intercompany accounts and transactions have been eliminated in consolidation.  The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and nine-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s prospectus dated August 12, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations.

Certain reclassifications of 2009 balances have been made to conform to classifications used in 2010.  These reclassifications did not change stockholders’ equity or net income.

 Note 3: Recent Accounting Pronouncements

In January 2010, the FASB issued an update to the accounting standards for the presentation on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.   The Company  adopted the fair value disclosures guidance on April 1, 2010, except for the gross presentation of Level 3 rollforward information, which is not required to be adopted by the Company until October 1, 2011.

In January 2010, the FASB issued an update to the accounting standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan losses.  This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with its effect on the allowance for loan losses.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The adoption of this standard will not have a material impact on the Company’s financial position and results of operations; however, it will increase the amount of disclosures in the notes to the consolidated financial statements.

Note 4: Federally Assisted Acquisition of McIntosh Commercial Bank

On March 26, 2010, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of McIntosh Commercial Bank (MCB) from the FDIC, as Receiver of MCB.  MCB operated four commercial banking branches and was headquartered in Carrollton, Georgia.  The FDIC took MCB under receivership upon its closure by the Georgia Department of Banking and Finance.  The Bank’s bid to purchase MCB included the purchase of substantially all MCB’s assets at a discount of $53,000,000 in exchange for assuming certain MCB deposits and certain other liabilities.  No cash, deposit premium or other consideration was paid by the Bank.  The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date.  Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $106,000,000, and 95 percent of net losses exceeding $106,000,000.  The term for loss sharing on residential real estate loans is ten years, while the term of for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.  As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $70,746,613 at the time of acquisition.

The acquisition of MCB was accounted for under the acquisition method of accounting.  The statement of net assets acquired and the resulting acquisition date purchase gain net of taxes is presented in the following table.  As explained in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

Noninterest income includes a pre-tax gain on acquisition of $15,604,040.  The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed.

The following table presents the assets acquired and liabilities assumed, as recorded by MCB on the acquisition date and as adjusted for purchase accounting adjustments.

	As recorded by		Fair value		As recorded by
	MCB		adjustments		CharterBank
Assets
Cash and due from banks	$32,285,757		$36,629,236	(a)	$68,914,993
FHLB and other bank stock	1,321,710		(200,410	) (b)	1,121,300
Mortgage-backed securities	24,744,318		(75,028	) (c)	24,669,290
Loans	207,644,252		(75,396,640	) (d)	132,247,612
Other real estate owned	55,267,968		(31,618,504	) (e)	23,649,464
FDIC receivable for loss sharing agreements	-		70,746,613	(f)	70,746,613
Core deposit intangible	-		258,811	(g)	258,811
Other assets	1,313,923		(427,702	) (h)	886,221
Total assets	$322,577,928		$(83,624)		$322,494,304

Liabilities
Deposits:
Noninterest-bearing	$5,443,673		$-		$5,443,673
Interest-bearing	289,862,953		683,100	(i)	290,546,053
Total deposits	295,306,626		683,100		295,989,726
FHLB advance and other borrowings	9,491,486		-		9,491,486
Deferred tax liability	-		5,998,193	(j)	5,998,193
Other liabilities	1,409,052		-		1,409,052
Total liabilities	306,207,164		6,681,293		312,888,457

Excess of assets acquired over
liabilities assumed	$16,370,764	(k)
Aggregate fair value adjustments			$(6,764,917)
Net assets of MCB acquired					$9,605,847

Explanation of fair value adjustments

(a) –	Adjustment reflects the initial wire received from the FDIC on the acquisition date.

(b) –	Adjustment reflects the estimated fair value adjustments on other bank stock held by MCB at acquisition.

(c) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired mortgage-backed securities portfolio.

(d) –
Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio.  The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(e) –	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.

(f) –
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements.  The receivable was recorded at present value of the estimated cash flows using an average discount rate of one and a half percent.

(g) –	Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(h) –	Adjustment reflects fair value adjustments to record certain other assets acquired in this transaction.

(i) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired time deposit portfolio.

(j) –	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.

(k) –
Amount represents the excess of assets acquired over liabilities assumed and since the asset discount bid by CharterBank of $53 million exceeded this amount, the difference resulted in a  cash settlement with the FDIC on the acquisition date.

Note 5: Investment Securities

Investment securities available for sale are summarized as follows:

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U.S. government sponsored
entities	$3,680,150	$296,870	-	$3,977,020
State and municipal obligations	100,000	-	-	100,000
	$3,780,150	$296,870	$-	$4,077,020

	September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U.S. government sponsored
entities	$4,157,380	$277,352	$-	$4,434,732

The amortized cost and estimated fair value of investment and municipal securities available for sale as of June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value

Less than 1 year	$125,000	$125,000
1-5 year	100,000	100,000
5-10 years	3,555,150	3,852,020
	$3,780,150	$4,077,020

Proceeds from called or matured other investment securities during the nine months ended June 30, 2010 was $250,000. There were no sales during the nine months ended June 30, 2010.

There are no investment securities available for sale that have been in a continuous unrealized loss position for less than 12 months or more than 12 months at June 30, 2010 or September 30, 2009.

Investment and municipal securities with an aggregate carrying amount of $3,852,020 and $4,434,732 at June 30, 2010 and September 30, 2009, respectively, were pledged to collateralize FHLB advances.

Note 6: Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	June 30 , 2010
	Gross	Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Mortgage–backed
securities:
FNMA certificates	$41,728,223	$1,290,329	$-	$43,018,552
GNMA certificates	7,484,848	369,356	-	7,854,204
FHLMC certificates	28,680,996	952,835	-	29,633,831
Collateralized mortgage
obligations:
FNMA	25,794,607	487,763	-	26,282,370
FHLMC	11,583,496	183,896	(13,582)	11,753,810
GNMA	7,188,550	55,911	(20,207)	7,224,254
Other:
Rated AAA	18,914,030	64,197	(1,560,304)	17,417,923
Rated Baa2 - BBB	13,879,095	-	(3,615,121)	10,263,974
Rated CCC	4,257,021	-	(1,454,802)	2,802,219

	$159,510,866	$3,404,287	$(6,664,016)	$156,251,137

	September 30, 2009
	Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Mortgage–backed
securities:
FNMA certificates	$53,593,424	$382,886	$(1,734)	$53,974,576
GNMA certificates	5,744,809	236,716	(2,613)	5,978,912
FHLMC certificates	27,438,166	240,789	-	27,678,955
Collateralized mortgage
obligations:
FNMA	37,302,274	528,296	(124,835)	37,705,735
FHLMC	19,205,684	218,811	(44,825)	19,379,670
Other:
Rated AAA	39,491,803	-	(6,064,232)	33,427,571
Rated AA	13,153,296	14,053	(4,887,440)	8,279,909
Rated A	8,139,195	-	(600,672)	7,538,523
Rated B	7,605,580	-	(472,088)	7,133,492
Rated CCC	2,770,019	-	(2,241,387)	528,632

	$214,444,250	$1,621,551	$(14,439,826)	$201,625,975

Credit ratings are current as of June 30, 2010 and September 30, 2009, respectively.

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during the nine months ended June 30, 2010 were $ 47,895,259. Gross realized gains on the sale of these securities were $541,065 for the nine months ended June 30, 2010, and gross realized losses were $209,669 for the nine months ended June 30, 2010.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $112,194,440 and $138,599,984 at June 30, 2010 and September 30, 2009, respectively, were pledged to secure FHLB advances and to collateralize securities sold under agreements to repurchase.

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for less than 12 months at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010
		Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Mortgage–backed securities:
FNMA certificates	$-	$-	$-
FHLMC certificates	-	-	-
GNMA	-	-	-
Collateralized mortgage obligations:
GNMA	4,090,580	(20,207)	4,070,373
FNMA	-	-	-
FHLMC certificates	757,275	(4,092)	753,183
Other	-	-	-

	$4,847,855	$(24,299)	$4,823,556

	September 30, 2009
		Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Mortgage–backed securities:
FNMA certificates	$-	$-	$-
FHLMC certificates	-	-	-
GNMA	632,042	(1,151)	630,891
Collateralized mortgage obligations:
FNMA	-	-	-
FHLMC certificates	4,357,974	(44,825)	4,313,149
Other	8,943,800	(1,372,020)	7,571,780

	$13,933,816	$(1,417,996)	$12,515,820

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for greater than 12 months at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010
	Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Mortgage–backed securities:
FNMA certificates	$-	$-	$-
FHLMC certificates	-	-	-
GNMA	-	-	-
Collateralized mortgage obligations:
FNMA	-	-	-
FHLMC certificates	2,566,684	(9,490)	2,557,194
Other	30,946,457	(6,630,227)	24,316,230

	$33,513,141	$(6,639,717)	$26,873,424

	September 30, 2009 Gross
	Amortized	Gross unrealized	Estimated
	cost	losses	fair value
Mortgage–backed securities:
FNMA certificates	$92,007	$(1,734)	$90,273
FHLMC certificates	-	-	-
GNMA	264,200	(1,462)	262,738
Collateralized mortgage obligations:
FNMA	6,442,475	(124,835)	6,317,640
FHLMC certificates	-	-	-
Other	60,185,581	(12,893,799)	47,291,782

	$66,984,263	$(13,021,830)	$53,962,433

At June 30, 2010, the Company had approximately $6.6 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $30.9 million. On two securities the Company recorded $2.5 million in other than temporary impairment and on one equity security classified in other assets, the company recorded $1.0 million in other than temporary impairment during the nine months ended June 30, 2010.  The decline in the fair value of the remaining mortgage securities primarily resulted from illiquidity and other uncertainties in the marketplace.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the nine months ended June 30, 2010:

Beginning balance of credit losses previously recognized in earnings	$-
Amount related to credit losses for securities for which an
other-than-temporary impairment was not previously recognized
in earnings	2,526,674
Amount related to credit losses for securities for which an other-than-temporary
impairment was previously recognized in earnings	-

Ending balance of cumulative credit losses recognized in earnings	$2,526,674

Note 7: Loans Receivable

Loans receivable are summarized as follows:

	June 30,	September 30,
	2010	2009

Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$110,799,408	$126,096,545
Commercial real estate	275,638,585	270,061,803
Commercial	19,308,672	10,466,242
Real estate construction	45,793,801	43,965,320
Consumer and other	22,520,964	22,384,783
Loans receivable, net of undisbursed
proceeds of loans in process	474,061,430	472,974,693
Less:
Unamortized loan origination fees, net	884,029	856,538
Allowance for loan losses	9,457,649	9,331,612

Total loans not covered, net	$463,719,752	$462,786,543

The carrying amount of the covered loans at June 30, 2010, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following table.

	Impaired	All Other	Total
	Loans at	Acquired	Covered
	Acquisition	Loans	Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$5,789,094	$8,818,774	$14,607,868
Commercial real estate	66,007,987	110,626,129	176,634,116
Commercial	20,710,463	39,515,802	60,226,265
Real estate construction	9,699,885	7,613,885	17,313,770
Consumer and other	1,746,284	10,820,893	12,567,177
Loans receivable, gross	103,953,713	177,395,483	281,349,196
Less:
Non-accretable difference	41,633,088	2,924,668	44,557,756
Allowance for covered loan losses	-	14,462,404	14,462,404
Accretable discount	9,455,070	11,195,593	20,650,663

Total loans covered, net	$52,865,555	$148,812,818	$201,678,373

The carrying amount of the covered loans at September 30, 2009, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following table.

	Impaired	All Other	Total
	Loans at	Acquired	Covered
	Acquisition	Loans	Loans
Loans covered by loss sharing agreements:
Commercial real estate	$17,447,242	$61,661,859	$79,109,101
Commercial	3,831,034	18,834,759	22,665,793
Real estate construction	3,098,395	12,691,002	15,789,397
Consumer and other	1,006,789	10,956,360	11,963,149
Loans receivable, gross	25,383,460	104,143,980	129,527,440
Less:
Non-accretable difference	7,136,864	-	7,136,864
Allowance for covered loan losses	-	23,832,265	23,832,265
Accretable discount	-	8,794,367	8,794,367

Total loans covered, net	$18,246,596	$71,517,348	$89,763,944

The following table documents changes in the carrying value of acquired loans during the year ended September 30, 2009 and the nine months ended June 30, 2010:

	Impaired Loans	All Other
Balance, September 30, 2008	$-	$-

Fair value of acquired loans covered under loss sharing agreements	19,978,634	74,727,645
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(1,732,038)	(3,210,297)
Balance, September 30, 2009	$18,246,596	$71,517,348

Fair value of acquired loans covered under loss sharing agreements	50,208,575	82,039,037
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(15,589,616)	(4,743,567)
Balance, June 30, 2010	$52,865,555	$148,812,818

The following table documents changes in the value of the non-accretable principal difference during the year ended September 30, 2009 and the nine months ended June 30, 2010:

	Impaired	All Other	Total
	Loans at	Acquired	Covered
	Acquisition	Loans	Loans

Balance, September 30, 2008	$-	$-	$-
Non-accretable principal difference at acquisition	30,999,727	-	30,999,727
Reductions since acquisition date resulting
from charge-offs	(23,862,863)	-	(23,862,863)
Balance, September 30, 2009	7,136,864	-	7,136,864

Non-accretable principal difference acquired	50,612,159	7,394,438	58,006,597
Reductions since acquisition date resulting
from charge-offs	(16,115,935)	(4,469,770)	(20,585,705)

Balance, June 30, 2010	$41,633,088	$2,924,668	$44,557,756

Balance, September 30, 2008	$-
Allowance for loan losses at acquisition	23,832,265
Loans charged-off (gross)	-
Recoveries on loans previously charged-off	-
Provision for loan losses charged to operations	-
Balance, September 30, 2009	23,832,265

Loans charged-off (gross)	(9,369,861)
Recoveries on loans previously charged-off	-
Provision for loan losses charged to operations	-

Balance, June 30, 2010	$14,462,404

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate during the year ended September 30, 2009 and the nine months ended June 30, 2010:

Balance, September 30, 2008	$-
Fair value of FDIC receivable for loss sharing agreements at acquisition	49,991,245
Reductions since acquisition date resulting from:
Payments received	(23,685,634)
Recovery of previous loss reimbursements	(130,045)
Additions since acquisition date resulting from:
Accretion of fair value adjustment	219,377
External expenses qualifying under loss sharing agreements	86,203
Balance, September 30, 2009	26,481,146

Fair value of FDIC receivable for loss sharing agreements acquired	70,746,613
Reductions resulting from:
Payments received	(28,729,408)
Recovery of previous loss reimbursements	(769,218)
Additions resulting from:
Accretion of fair value adjustment	1,250,422
External expenses qualifying under loss sharing agreements	2,969,701

Balance, June 30, 2010	$71,949,256

At June 30, 2010 and September 30, 2009, the Company had $12,884,345 and $13,100,146, respectively, of nonaccrual loans not covered by loss sharing.  At June 30, 2010 and September 30, 2009, the Company had $335,108 and $212,631, respectively, of past due loans 90 days and more still accruing interest not covered by loss sharing. These loans are still accruing interest, as collectability of the principal and interest is not in doubt based on the underlying collateral value of the loan.  No interest income on covered impaired loans was recorded for the nine months ended June 30, 2010 or year ended September 30, 2009.  The following is a summary of interest income relating to nonaccrual loans not covered by loss sharing agreements for the nine months ended June 30, 2010 and the year ended September 30, 2009.

	Nine Months Ended	Year Ended
	June 30,	September 30,
	2010	2009

Interest income at contractual rates	$833,895	$683,036
Interest income actually recorded	(69,087)	(146,658)
Reduction of interest income	$764,808	$536,378

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance, beginning of period	$11,396,504	$9,135,225	$9,331,612	$8,243,931
Loans charged off	(3,279,830)	(1,396,773)	(5,043,407)	(3,101,512)
Recoveries on loans previously charged off	40,975	966	69,444	46,999
Provision for loan losses charged to operations	1,300,000	600,000	5,100,000	3,150,000
Balance, end of period	$9,457,649	$8,339,418	$9,457,649	$8,339,418

The Company increased its provisions for loan losses for the nine months ending June 30, 2010 in response to declining economic conditions, increased net charge-offs, weakening financial indicators for borrowers in the real estate sectors, declining collateral values of commercial and residential real estate, and increased nonaccrual and impaired loans.

At June 30, 2010 and September 30, 2009, the Company had impaired loans not covered by loss sharing of approximately $13,100,146 and $12,985,448, respectively. There were specific allowances attributable to impaired loans at June 30, 2010 and September 30, 2009, of $1,095,450 and $1,681,993, respectively.  At June 30, 2010 and September 30, 2009, there were impaired loans of $8,903,740 and $4,500,715, respectively, with no specific allowance.

At June 30, 2010, the Company had troubled debt restructured loans not covered by loss sharing agreements of approximately $4,557,725  and  approximately $6,344,991 (contractual balance) of troubled debt restructured loans covered by loss sharing agreements.

The average recorded investments in impaired loans not covered by loss sharing for the nine months ended June 30, 2010 and the year ended September 30, 2009, were approximately $14,500,000 and $10,800,000, respectively. Interest income recognized on impaired loans for the nine months ended June 30, 2010 and the year ended September 30, 2009, was $69,000 and $147,000, respectively.

The average recorded investment on impaired loans covered by loss sharing agreements for the nine months ended June 30, 2010 and the year ended September 30, 2009 was approximately $64,000,000 and $19,113,000, respectively.

Note 8: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net income	$1,113,484	$376,382	$8,846,995	$1,805,781
Denominator:
Weighted average common shares outstanding	18,424,157	18,466,535	18,419,085	18,524,315

Equivalent shares issuable upon vesting of restricted stock awards	55,424	45,907	55,424	45,907
Diluted shares	18,479,581	18,512,442	18,474,509	18,570,222
Net income per share
Basic	$0.06	$0.02	$0.48	$0.10
Diluted	$0.06	$0.02	$0.48	$0.10

For the three and nine month ended June 30, 2010 and 2009, all stock options were antidilutive.

Basic earnings per share for the three and nine month periods ended June 30, 2010 and 2009 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and nine month periods ended June 30, 2010 and 2009 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation.

Note 9: Real Estate Owned

The following is a summary of transactions in the real estate owned:

Non-covered real estate owned

	June 30,	September 30,
	2010	2009

Balance, beginning of year	$4,777,542	$2,680,430
Real estate acquired through foreclosure
of loans receivable	8,640,860	6,822,044
Real estate sold	(2,145,400)	(4,135,558)
Write down of real estate owned	(210,234)	(669,870)
Gain (loss) on sale of real estate owned	(46,006)	80,496

Balance, end of period	$11,016,762	$4,777,542

Covered real estate owned
	June 30,	September 30,
	2010	2009

Balance, beginning of year	$10,681,499	$-
Real estate acquired and subject to FDIC loss sharing agreement	23,649,464	7,436,438
Real estate acquired through foreclosure of loans receivable	11,484,842	4,389,951
Real estate sold	(7,924,190)	(1,307,447)
Write down of real estate owned	(99,542)	-
Gain (loss) on sale of real estate owned:
Recognized in noninterest income, 20%	94,355	32,511
Reduction of FDIC receivable for loss sharing agreements,
80% of recovery (loss)	377,420	130,046

Balance, end of period	$38,263,848	$10,681,499

Note 10: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to nine years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 54,650 have been granted and exercised, 512,775 are granted and outstanding with the remaining 140,518 shares available to be granted.

The fair value of the options granted during the nine months ended 2010 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:
2010
Risk- free interest rate	2.92%
Dividend yield	1.99%
Expected life at date of grant	7 years
Volatility	23.90%
Weighted average grant-date fair value	$ 2.20

The following table summarizes activity for shares under option and weighted average exercise price per share:

		Weighted	Weighted
		average	average
		exercise	remaining
	Shares	price/share	life (years)

Options outstanding- September 30, 2009	357,775	11.35	10
Options exercised	-	-	-
Options forfeited	-	-	-
Options granted	155,000	10.20	7
Options outstanding- June 30, 2010	512,775	11.00	9
Options exercisable nine month period ended –
June 30, 2010	5,750	29.42	4

The volatility assumption is based on average data for the thrift industry. The stock price at June 30, 2010 was less than or equal to the exercise prices of options outstanding and exercisable and therefore had no intrinsic value.

The following table summarizes information about the options outstanding at June 30, 2010:

	Weighted
Number	average
outstanding at	remaining	Exercise
June 30,	contractual	price
2010	life in years	per share

5,500	3	$29.26
250	5	$32.99
352,025	9	$11.00
155,000	7	$10.20
512,775

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized. As of June 30, 2010, 87,813 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 87,813 shares remaining in the trust, 55,424 shares have been granted and are not yet vested and 32,389 shares are available for grants.

Nine Months Ended
June 30,
2010

Shares granted	28,000
Fair value per share at grant date	10.20
Aggregate value at grant date	285,600
Vesting for current year grants	1 to 5 years
Expensed for year	$153,296

		Weighted average
		grant date fair
	Shares	value per award

Unvested restricted stock awards- September 30, 2009	34,616	36.96
Granted	28,000	10.20
Vested	7,192	36.38
Cancelled or expired	-	-
Unvested restricted stock awards- June 30, 2010	55,424	23.52

All grants prior to October 1, 2005 vest at the earlier of the scheduled vesting or death, disability, or qualified retirement which is generally age 65 or age 55 with 10 years of service.  All grants prior to October 1, 2005 are expensed to the scheduled vesting date.  Four grant recipients are qualified for retirement as of June 30, 2010.  One additional stock grant recipient and six option grant recipients will be qualified for retirement before all of their grants reach scheduled vesting. Grants subsequent to October 1, 2005 through January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with ten years of service.  Grants subsequent to January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65.

Note 11: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2010, commitments to extend credit and standby letters of credit totaled $55.2 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation.  In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 12: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Most of the Company's available for sale securities fall into Level 2 of the fair value hierarchy.  These securities are priced via independent service providers.  In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2010		Fair value measurements using:
		Quoted prices in		Significant
	active markets for Quoted prices			unobservable
	Fair	identical assets	for similar assets	inputs
	value	(Level 2 inputs)	(Level 1 inputs)	(Level 3 inputs)
Investment securities available
for sale:
U.S. Government sponsored
entities:	$4,077,020	$225,000	$3,852,020	$-
Mortgage–backed
securities:
FNMA certificates	43,018,552	-	43,018,552	-
GNMA certificates	7,854,204	-	7,854,204	-
FHLMC certificates	29,633,831	-	29,633,831	-
Collateralized mortgage
obligations:
FNMA	26,282,370	-	26,282,370	-
FHLMC	11,753,810	-	11,753,810	-
GNMA	7,224,254	-	7,224,254	-
Other:
Rated AAA	17,417,923	-	17,417,923	-
Rated Baa2-BBB	10,263,974	-	10,263,974	-
Rated CCC	2,802,219	-	2,802,219	-

Available for sale securities	$160,328,157	$225,000	$160,103,157	$-

September 30, 2009		Fair value measurements using:
	Quoted prices in			Significant
	active markets for Quoted prices			unobservable
	Fair	identical assets	for similar assets	inputs
	value	(Level 1 inputs)	(Level 2 inputs)	(Level 3 inputs)
Investment securities available
for sale:
U.S. Government sponsored
entities:	$4,434,732	$-	$4,434,732	$-
Mortgage–backed
securities:
FNMA certificates	53,974,576	24,725,231	29,249,345	-
GNMA certificates	5,978,912	-	5,978,912	-
FHLMC certificates	27,678,955	10,282,892	17,396,063	-
Collateralized mortgage
obligations:
FNMA	37,705,735	15,651,011	22,054,724	-
FHLMC	19,379,670	-	19,379,670	-
GNMA	-	-	-	-
Other:
Rated AAA	33,427,571	-	33,427,571	-
Rated AA	8,279,909	-	8,279,909	-
Rated A	7,538,523	-	7,538,523	-
Rated B	7,133,492	-	7,133,492	-
Rated CCC	528,632	-	528,632	-

Available for sale securities	$206,060,707	$50,659,134	$155,401,573	$-

Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
		Quoted prices in		Significant
	active markets for Quoted prices			unobservable
	Fair	identical assets	for similar assets	inputs
	value	(Level 1 inputs)	(Level 2 inputs)	(Level 3 inputs)
June 30, 2010
Impaired loans:
Not covered under loss share	$1,831,110	$-	$-	$1,831,110
Covered under loss share	52,865,555	-	-	52,865,555

Other real estate owned:
Not covered under loss share	11,016,762	-	-	11,016,762
Covered under loss share	38,263,848	-	-	38,263,848

September 30, 2009
Impaired loans:
Not covered under loss share	6,802,740	-	-	6,802,740
Covered under loss share	18,246,596	-	-	18,246,596

Other real estate owned:
Not covered under loss share	4,777,542	-	-	4,777,542
Covered under loss share	10,681,499	-	-	10,681,499

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans.  Thus, the fair value reflects the loan balance less the specifically allocated reserve.

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2010 and September 30, 2009.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair value for securities available for sale is primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities. For any level 3 securities, the Company generally uses a discounted cash flow methodology.

LOANS AND LEASES - For equity lines and other loans or leases with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans and leases is estimated by discounting their future cash flows using interest rates currently being offered for loans and leases with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans. The estimated fair value also includes an estimate of certain liquidity risk.

DEPOSITS - The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair value for certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SHORT-TERM BORROWINGS - The fair value for these short-term liabilities is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar type borrowings.

FHLB ADVANCES AND LONG-TERM DEBT - The fair value of the Company's fixed rate borrowings is estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2010 and September 30, 2009, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of June 30, 2010 and September 30, 2009 are summarized below.

	June 30, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$117,355,979	$117,355,979	$53,840,036	$53,840,036
Investments available for sale	160,328,157	160,328,157	206,060,707	206,060,707
FHLB stock	15,157,100	15,157,100	14,035,800	14,035,800
Loans receivable, net	665,398,125	639,950,850	552,550,487	539,884,951
Loans held for sale	877,685	886,365	1,123,489	1,129,286
Cash surrender value
of life insurance	31,399,476	31,399,476	30,549,849	30,549,849
FDIC Receivable for loss
sharing agreements	71,949,256	71,949,256	26,481,146	26,481,146
Accrued interest and
dividends receivable	3,803,999	3,803,999	3,746,080	3,746,080
Financial liabilities:
Deposits	$811,057,573	$814,693,522	$597,633,669	$601,081,260
FHLB advances and other borrowings	212,175,178	224,691,366	227,000,000	230,882,910
Accrued interest payable	1,885,398	1,885,398	874,218	874,218

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains (losses) on investment and mortgage-backed securities available for sale in stockholders’ equity.  The only component of accumulated other comprehensive loss is the fair value adjustment on investment securities available for sale, net of income taxes.  Accumulated other comprehensive loss was $(1,955,487) and $(8,277,011) as of June 30, 2010 and September 30, 2009, respectively, and the related income taxes were $1,007,372 and $4,263,915 for those same periods, respectively.  The following table sets forth the amounts of comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the three and nine months ended June 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$1,113,484	$376,382	$8,846,995	$1,805,781
Less reclassification adjustment for net gains realized in net income, net of taxes of $49,488, $198,532, $127,919 and $269,092, respectively	(78,720)	(315,800)	(203,477)	(428,038)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $725,555, $3,092,701, $3,126,741 and $1,486,627, respectively	1,154,121	(4,919,478)	4,973,623	(2,364,738)
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $0, $0, $975,296 and $0, respectively	-	-	1,551,378	-
Comprehensive income (loss)	$2,188,885	$(4,858,896)	$15,168,519	$(986,995)

Note 14: Subsequent Events

On September 23, 2010 Charter Financial Corporation, the holding company for CharterBank, announced that it had concluded its stock offering pursuant to its Stock Issuance Plan.  The Company will sell 4.4 million shares of common stock at $7.78 per share, for gross proceeds of approximately $34.2 million and net proceeds exclusive of shares issued to ESOP of $28.3 million.  Of the 4.4 million shares sold, approximately 1.1 million shares were sold in the Subscription and Community Offerings, and approximately 3.3 million shares were sold in the Syndicated Community Offering.  The purchase price was determined by the Company’s Board of Directors, in consultation with the Company’s financial advisor, Stifel, Nicolaus & Company, Incorporated. All shares sold in the offering, including the Subscription Offering, the Community Offering and the Syndicated Community Offering, will be sold at $7.78 per share.  This transaction will close September 29, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company include, but are not limited to,general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities;our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s prospectus dated August 12, 2010, under the heading “Risk Factors,” and in this Quarterly Report on Form 10-Q under “Part II; Item 1A – Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, collateralized mortgage obligations and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings.

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans.  While our primary business is the origination of one- to four-family loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and MBS, and use FHLB advances, repurchase agreements and other borrowings as additional funding sources.

The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions.  Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.    Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are adjustable rate products that have a fixed rate for three to five years with annual adjustments thereafter.

During the first nine months of fiscal year 2010, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets.  However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards.  In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Total assets increased $209.8 million, from $936.9 million at September 30, 2009 to $1.1 billion at June 30, 2010, due primarily to the FDIC assisted acquisition of McIntosh Commercial Bank.

Non-performing loans not covered by loss sharing decreased $400,000 from $13.3 million at September 30, 2009 to $12.9 million at June 30, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values.  The Bank recorded a provision for loan losses of $1.3 million during the current quarter, resulting in a provision for loan losses of $5.1 million fiscal year-to-date.

Net income for the nine months ended June 30, 2010 was $8.8 million compared to $1.8 million for the same period in the prior fiscal year.  The $7.0 million increase in net income between periods was primarily a result of a $15.6 million before tax acquisition gain on the FDIC assisted purchase of assets and liabilities of McIntosh Commercial Bank and an $8.4 million increase in net interest income, partially offset by a $6.6 million increase in noninterest expenses, a $4.7 million increase in income tax expense, $3.5 million in recognized net impairment losses on securities, and an increase in the provision for loan losses of $2.0 million. The increase in net interest income is largely attributed to an $11.1 increase in loan interest income resulting from both an increase in the average outstanding loan balance and an increase in the average yield on loans.  The higher average outstanding loan balance and the increase in the average yield on loans was primarily the result of the acquisition of $226.9 million of loans in the MCB and NCB transactions and a reflection of purchase discount accretion on the acquired loans, respectively.  The $11.1 million increase in loan interest income combined with lower deposit costs resulted in a net interest margin increase of 99 basis points to 3.1% for the 2010 period from 2.1% for the 2009 period.  The increase in noninterest expenses was primarily due to increases in salaries and employee benefits and occupancy costs attributed to the acquisitions of MCB and NCB, costs relating to the acquisition and integration of the acquired assets and liabilities, higher legal and professional fees, reflecting litigation costs, foreclosure efforts, and acquisition assistance, and the net cost of operations of real estate owned, reflecting higher foreclosures in the fiscal 2010 period.  The $3.5 million of net impairment losses on securities is attributed mostly to the complete impairment charge on a $1 million equity investment in an unaffiliated Georgia community bank and $2.5 million in other-than-temporary impairment (“OTTI”) charges on private-label mortgage securities.  The $4.7 million increase in income tax expense is primarily a result of an $11.8 million increase in income before income taxes.  The increase in the provision for loan losses of $2.0 million is a reflection of increased non-performing loans and net charge-offs.

The Company recognized net income of $1.1 million for the quarter ended June 30, 2010, compared to net income of $376,000 for the quarter ended June 30, 2009.  The $737,000 increase in net income between periods was primarily a result of a $4.4 million increase in net interest income and a $426,000 increase in noninterest income, partially offset by a $2.7 million increase in non interest expenses, a $704,000 increase in income tax expense and an increase in the provision for loan losses of $700,000. The increase in net interest income is largely attributed to a $6.1 million increase in loan interest income resulting from an increase in the average outstanding loan balance as well as an increase in the average yield on loans.  These were primarily the result of the acquisition of $226.9 million of loans in the MCB and NCB transactions and a reflection of purchase discount accretion on the acquired loans.  The above mentioned increase in loan interest income coupled with lower deposit costs resulted in a net interest margin increase of 134 basis points from 2.1% for the 2009 period to 3.4% for the 2010 period.  The increase in noninterest income was largely attributed to accretion of the discount on the FDIC receivables from the MCB and NCB acquisitions.  The increase in non interest expenses was primarily due to increases in salaries and employee benefits and occupancy costs attributed to the acquisitions of MCB and NCB, costs relating to the acquisition and integration of the acquired assets and liabilities, higher legal and professional fees, reflecting litigation costs, foreclosure efforts, and acquisition assistance, and the net cost of operations of real estate owned, reflecting higher foreclosures in the fiscal 2010 period.  The $704,000 increase in income tax expense is primarily a result of a $1.4 million increase in income before income taxes.  The increase in the provision for loan losses of $700,000 reflects increased net charge-offs and declining collateral values.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s prospectus dated August 12, 2010, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, mortgage banking activities, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value.  The Company’s critical accounting policies have not changed since September 30, 2009.

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Assets.  Total assets increased $209.8 million, or 22.4%, to $1.1 billion at June 30, 2010 from $936.9 million at September 30, 2009.  The increase was due primarily to our acquisition of $322.5 million of assets of McIntosh Commercial Bank (“MCB”) from the FDIC, partially offset by purchase discounts and repayment of wholesale liabilities acquired in this transaction.

Loans.  At June 30, 2010, total loans were $665.4 million, or 58.1% of total assets.  During the nine months ended June 30, 2010, the total loan portfolio increased $112.8 million, or 20.4%, due primarily to the acquisition of $132.2 million of loans at fair value in the MCB transaction.  At June 30, 2010 compared to September 30, 2009, our one- to four-family residential real estate loans decreased 3.3% to $121.9 million, commercial real estate loans increased 29.8% to $423.9 million, real estate construction loans increased 1.0% to $60.4 million, commercial loans increased 110.7% to $69.8 million and consumer and other loans were unchanged at $34.3 million.  At June 30, 2010, our covered loans totaled $201.7 million, or 30.4% of our total loan portfolio.

Investment and Mortgage Securities Portfolio.  At June 30, 2010, our investment and mortgage securities portfolio totaled $160.3 million, compared to $206.1 million at September 30, 2009.  The decrease reflected normal amortization in our mortgage-backed securities and collateralized mortgage obligation portfolios.  The decrease also reflected the sale of certain securities, including the sale of about half the securities received in the MCB acquisition, and the sale during the three months ended June 30, 2010 of six private-label mortgage securities with an aggregate book value of $19.3 million for a gain of approximately $165,000.

Our sale during the three months ended June 30, 2010 of the private-label mortgage securities (referred to above) resulted from our reevaluation of the private-label mortgage securities portfolio in light of the changing circumstances that led to the other-than-temporary impairment (“OTTI”) charge in the three months ended March 31, 2010.  Notwithstanding the sale, however, we are reaffirming our intent and ability to hold the rest of the securities in this portfolio until recovery of fair value. As indicated by the gain on the securities sold, these sold securities had generally maintained their market values, but they had longer term cash flows and/or had been downgraded by one or more rating agencies.  The securities that we did not sell either had shorter term cash flows or prices that had deteriorated due to illiquidity of the market and related market uncertainties about default rates, and we believe the cash flows will exceed the current market value.

Bank Owned Life Insurance.  The total cash surrender value of our bank owned life insurance at June 30, 2010 was $31.4 million, an increase of $1.2 million compared to the cash surrender value of $30.2 million at September 30, 2009.

Deposits.  Total deposits increased by $213.4 million, or 35.7%, to $811.0 million at June 30, 2010 from $597.6 million at September 30, 2009.  The increase was due primarily to the assumption of $296.0 million of deposits in the MCB transaction, partially offset by the payoff of wholesale certificates of deposit acquired in the MCB transaction.  The increase also reflected the implementation of our new Rewards checking program.  At June 30, 2010, $710.6 million of our deposits were retail deposits and $100.5 million were brokered and other wholesale deposits.

Borrowings.  Borrowings decreased $14.8 million to $212.2 million at June 30, 2010 from $227.0 million at September 30, 2009.  The decrease reflected our focus on decreasing wholesale funding and the payoff of maturing Federal Home Loan Bank advances.  At June 30, 2010, we had access to additional Federal Home Loan Bank advances of up to $245.9 million.  However, based upon available investment and loan collateral, additional advances at June 30, 2010 would have been limited to $19.1 million without pledging cash or interest bearing deposits.

Equity.  At June 30, 2010, our total equity equaled $112.5 million (or $6.11 per share), a $14.3 million increase from September 30, 2009.  The increase was primarily due to net income of $8.8 million for the nine months ended June 30, 2010 and a $6.3 million decrease in unrealized losses on securities available for sale, net of tax.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General.  Net income increased $737,000, or 196.0%, to $1.1 million for the three months ended June 30, 2010 from $376,000 for the three months ended June 30, 2009. The increase reflected earnings on the assets and liabilities acquired in the MCB acquisition.  Net interest income increased to $8.2 million for the three months ended June 30, 2010 from $3.8 million for the three months ended June 30, 2009, reflecting our improved interest rate spread and net interest margin.

Interest and Dividend Income.  Total interest and dividend income increased $5.2 million, or 57.0%, to $14.4 million for the three months ended June 30, 2010 from $9.1 million for the three months ended June 30, 2009.  Interest on loans increased $6.1 million, or 94.1%, to $12.5 million as a result of a $239.9 million, or 51.5%, increase in the average balance of loans receivable to $705.8 million and a 156 basis point increase in the average yield on loans.  The increase in the average balance was primarily the result of the acquisition of $207.6 million of loans in the MCB and NCB transactions.  The increase in the average yield on loans reflected purchase discount accretion and a $197.1 million, or 80.9%, increase in the average balance of higher yielding commercial real estate loans to $440.6 million for the three months ended June 30, 2010 from $243.5 million for the three months ended June 30, 2009.  The increase in the average balance of commercial real estate loans resulted primarily from the acquisition of $151.1 million of commercial real estate loans in the MCB acquisition, as well as our continued emphasis on the origination of these higher yielding loans for our noncovered loan portfolio.

Interest and dividend income on securities decreased $1.0 million, or 65.6%, to $1.7 million for the three months ended June 30, 2010 from $2.7 million for the three months ended June 30, 2009.  The decrease reflected a $42.8 million, or 19.0%, decrease in the average balance of securities to $182.7 million and an 87 basis point decrease in the average yield on securities in the generally lower market interest rate environment.  The decrease in average balance of securities reflected the sale of securities to generate liquidity for the prepayment of Federal Home Loan Bank advances.  Interest on mortgage-backed securities and collateralized mortgage obligations decreased by $900,000, or 34.4%, to $1.7 million for the three months ended June 30, 2010 from $2.6 million for the three months ended June 30, 2009, reflecting a $36.8 million, or 17.1%, decrease in the average balance of such securities to $178.6 million and a 101 basis point decrease in average yield.

Interest Expense. Total interest expense increased $848,000, or 15.9%, to $6.2 million for the three months ended June 30, 2010 from $5.3 million for the three months ended June 30, 2009.  The increase reflected a $327.5 million, or 49.0%, increase in the average balance of interest-bearing liabilities to $996.3 million for the three months ended June 30, 2010, from $668.8 million for the three months ended June 30, 2009, which more than offset a 71 basis point, or 22.2%, decrease in the average cost of interest-bearing liabilities to 2.5% from 3.2%, reflecting declining market interest rates.  The increase in the average balance was primarily due to the assumption of approximately $296.0 million of deposits of MCB on March 26, 2010 and $182.2 million of deposits of NCB on June 26, 2009, partially offset by the almost immediate retirement of the wholesale portion of the MCB and NCB deposits using cash received in the transactions.

Interest expense on deposits increased $1.4 million, or 65.0%, to $3.6 million for the three months ended June 30, 2010. The increase was due to an increase in the average balance of interest bearing deposits resulting from the assumption of the MCB and NCB deposits to $784.1 million from $411.3 million.  The increase was partially offset by a 28 basis point, or 13.3%, decrease in the average cost of interest-bearing deposits to 1.8% from 2.1%, largely due to lower market interest rates, the higher proportion of our lower cost short term brokered deposits and the almost immediate retirement of the wholesale portion of the MCB and NCB deposits using cash received in the MCB and NCB transactions.  Interest expense on certificates of deposit increased $801,000 to $2.7 million for the three months ended June 30, 2010, from $1.9 million for the three months ended June 30, 2009, as the decrease in the average cost of these deposits to 2.07% from 2.9% was more than offset by the $258.8 million, or 97.1%, increase in the average balance of such deposits. Interest expense on Federal Home Loan Bank advances decreased $558,000 to $2.6 million for the three months ended June 30, 2010, due to a decrease of $45.4 million, or 17.6%, in the average balance of advances.

Net Interest Income. Net interest income increased $4.4 million, or 115.0%, to $8.2 million for the three months ended June 30, 2010, from $3.8 million for the three months ended June 30, 2009. The increase primarily reflected the $6.1 million, or 94.1%, increase in interest income on loans combined with the 71 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $327.5 million, or 49.0%, increase in the average balance of interest-bearing liabilities for the three-month period in 2010 compared to 2009.   Our net interest margin increased 134 basis points to 3.4% for the 2010 period from 2.1% for the 2009 period, while our net interest rate spread increased 170 basis points to 3.5% from 1.8%.  Lower deposit costs and accretion of purchase discounts from the NCB and MCB acquisitions contributed to the improved net interest margin and net interest rate spread.

	Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest and Dividends	Yield / Rate	Average Outstanding Balance	Interest and Dividends	Yield / Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$51,771	$46	0.36%	$23,845	$16	0.27%
FHLB common stock	15,157	19	0.50	13,096	-	0.00
Mortgage-backed securities and collateralized mortgage obligations available for sale	178,607	1,702	3.81	215,440	2,596	4.82
Other investment securities available for sale	4,050	47	4.64	10,015	69	2.76
Loans receivable (1) (2)	705,751	12,540	7.11	465,806	6,460	5.55
Total interest-earning assets	955,336	14,354	6.01	728,202	9,141	5.02
Total noninterest-earning assets	217,654	-		80,078	-
Total assets	$1,172,990	14,354		$808,280	9,141

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$136,180	$612	1.80	$54,324	$71	0.52
Savings accounts	20,359	32	0.63	13,482	8	0.24
Money market deposit accounts	102,357	207	0.81	77,027	167	0.87
Certificate of deposit accounts	525,246	2,718	2.07	266,428	1,917	2.88
Total interest-bearing deposits	784,142	3,569	1.82	411,261	2,163	2.10
Borrowed funds	212,207	2,624	4.95	257,571	3,183	4.94
Total interest-bearing liabilities	996,349	6,193	2.49	668,832	5,346	3.20
Noninterest-bearing deposits	50,044	-		33,364	-
Other noninterest-bearing liabilities	13,118	-		3,125	-
Total noninterest-bearing liabilities	63,162	-		36,489	-
Total liabilities	1,059,511	6,193		705,321	5,346
Total stockholders’ equity	113,479	-		102,959
Total liabilities and stockholders’ equity	$1,172,990	6,193		$808,280	5,346
Net interest income		$8,161			$3,795
Net interest rate spread (3)			3.52%			1.82%
Net interest margin (4)			3.42%			2.08%
Ratio of interest-earning assets to average interest-bearing liabilities			95.88%			108.88%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis.  The following tables set forth the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes due to both volume and rate have been allocated proportionately to the volume and rate changes.  The net column represents the sum of the prior columns.

	For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
	Increase (Decrease) Due to

	(Dollars in thousands)

Interest Income:	Volume	Rate	Combined	Net
Loan	3,328	1,817	935	6,080
Securities	(486)	(496)	65	(917)
Other interest-earning assets	19	21	9	49
Total interest-earning assets	2,861	1,342	1,009	5,212

Interest Expense:
Deposits	2,028	(364)	(259)	1,405
Borrowings	(561)	2	-	(559)
Total interest-bearing liabilities	1,467	(362)	(259)	846
Net change in interest income	1,394	1,704	1,268	4,366

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2010 was $1.3 million, compared to a provision of $600,000 for the three months ended June 30, 2009.  The increase in the provision reflects increased net charge-offs and declining collateral values.  Net charge-offs increased to $3.2 million for the three months ended June 30, 2010, from $1.4 million for the three months ended June 30, 2009.  The allowance for loan losses for non-covered loans was $9.5 million, or 2.0% of total non-covered loans receivable, at June 30, 2010.  At June 30, 2010 there were $281.3 million in covered loans (contractual balance), and $124.7 million in nonperforming covered loans (contractual balance), with $59.0 million in related nonaccretable differences and allowances.

Noninterest Income.  Noninterest income increased $426,000, or 17.6%, to $2.8 million for the three months ended June 30, 2010 from $2.4 million for the three months ended June 30, 2009. The increase was primarily due to accretion of the discount on the FDIC receivables from the NCB and MCB acquisitions.

Noninterest Expense. Total noninterest expense increased $2.7 million, or 49.2%, to $8.0 million for the three months ended June 30, 2010, from $5.4 million for the three months ended June 30, 2009.  The increase was due primarily to increases of: $1.6 million, or 68.0%, in salaries and employee benefits resulting from our acquisitions of MCB and NCB; $497,000, or 54.3%, in occupancy costs from the acquisitions; approximately $700,000 in costs relating to the acquisition and integration of the acquired assets and liabilities; $275,000 in legal and professional fees, reflecting litigation costs, foreclosure efforts, and taxes and other maintenance costs associated with foreclosed properties; and $76,000 in the net cost of operations of real estate owned, reflecting higher foreclosures in the fiscal 2010 period.

Income Taxes. Income tax expense was $553,000 for the three months ended June 30, 2010 compared to a benefit of $151,000 for the three months ended June 30, 2009, reflecting higher taxable income. Our effective tax rate was 33.2% for the three months ended June 30, 2010, compared to a benefit of 66.9% for the three months ended June 30, 2009. The increase in the effective tax rate for the 2010 period was due to higher pretax income, which reduced the impact of tax advantaged investments such as bank owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and 2009

General.  Net income increased $7.0 million, or 389.9%, to $8.8 million for the nine months ended June 30, 2010 from $1.8 million for the nine months ended June 30, 2009.  The increase was primarily due to the $15.6 million pre-tax acquisition gain on the assets and liabilities of MCB acquired from the FDIC on March 26, 2010.  The acquisition gain represented the amount by which the estimated fair value of the assets acquired exceeded the fair value of the liabilities assumed.  The increase in net income also reflected earnings on the assets and liabilities acquired in the MCB acquisition.  Net interest income increased to $20.1 million for the nine months ended June 30, 2010 from $11.7 million for the nine months ended June 30, 2009, reflecting improved interest rate spreads and net interest margins.

Interest and Dividend Income.  Total interest and dividend income increased $8.2 million, or 29.1%, to $36.6 million for the nine months ended June 30, 2010 from $28.4 million for the nine months ended June 30, 2009.  Interest on loans increased $11.1 million, or 56.7%, to $30.7 million as a result of a $164.9 million, or 36.3%, increase in the average balance of loans receivable to $619.1 million and an 86 basis point increase in the average yield on loans.  The increase in the average balance was primarily the result of the acquisition of $227.0 million of loans in the MCB and NCB transactions.  The increase in the average yield on loans reflected the accretion of purchase discounts on the acquired loans as well as an increase in the average balance of higher yielding commercial real estate loans in the MCB and NCB acquisitions.

Interest and dividend income on securities decreased $2.9 million, or 33.4%, to $5.8 million for the nine months ended June 30, 2010 from $8.7 million for the nine months ended June 30, 2009.  The decrease reflected a $60.6 million, or 76.0%, decrease in the average balance of securities to $191.5 million and a 147 basis point decrease in the average yield on securities in the generally lower market interest rate environment.  The decrease in the average balance of securities reflected the sale of securities to generate liquidity for the prepayment of Federal Home Loan Bank advances.  Interest on mortgage-backed securities and collateralized mortgage obligations decreased $2.7 million to $5.7 million for the nine months ended June 30, 2010 from $8.4 million for the nine months ended June 30, 2009, reflecting a $42.5 million, or 18.5%, decrease in the average balance of such securities to $187.3 million and an 82 basis point decrease in average yield.

Interest Expense. Total interest expense decreased $110,000, or 0.7%, to $16.6 million for the nine months ended June 30, 2010 from $16.7 million for the nine months ended June 30, 2009.  The decrease was primarily due to a 78 basis point, or 23.3%, decrease in the average cost of interest-bearing liabilities to 2.6% from 3.4%, reflecting declining market interest rates.  The decrease in average cost more than offset a $197.6 million, or 29.87%, increase in the average balance of interest-bearing liabilities to $861.3 million for the nine months ended June 30, 2010 from $663.8 million for the nine months ended June 30, 2009. The increase in the average balance was primarily due to the assumption of approximately $476.6 million of deposits of MCB and NCB, partially offset by the almost immediate retirement of the wholesale portion of the acquired deposits using cash received in the transactions.

Interest expense on deposits increased $1.3 million, or 17.6%, to $8.7 million for the nine months ended June 30, 2010. The increase was due to a $244.9 million, or 61.2%, increase in the average balance of interest bearing deposits resulting from the assumption of the MCB and NCB deposits, partially offset by a 66 basis point, or 26.8%, decrease in the average cost of interest-bearing deposits to 1.8% from 2.5%.  The decrease in the average cost of deposits was largely due to lower market interest rates, and the higher proportion of our lower cost short term brokered deposits.  Interest expense on certificates of deposit increased $400,000 to $6.8 million for the nine months ended June 30, 2010, from $6.4 million for the nine months ended June 30, 2009, reflecting the $174.3 million, or 67.1%, increase in the average balance of such deposits, which more than offset the 120 basis points decrease in the average cost of such deposits, to 2.1% from 3.3% in the lower market interest rate environment. Interest expense on Federal Home Loan Bank advances decreased $1.4 million to $7.9 million for the nine months ended June 30, 2010, due to a decrease of $47.3 million, or 18.0%, in the average balance of advances, partially offset by a 16 basis points increase in the average cost of advances.

Net Interest Income. Net interest income increased $8.4 million, or 71.6%, to $20.1 million for the nine months ended June 30, 2010, from $11.7 million for the nine months ended June 30, 2009. The increase primarily reflected the $11.1 million, or 56.7%, increase in interest income on loans combined with the 78 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $197.6 million, or 29.8%, increase in the average balance of interest-bearing liabilities for the nine-month period in 2010 compared to 2009.   Our net interest margin increased 99 basis points to 3.1% for the 2010 period from 2.1% for the 2009 period, while our net interest rate spread increased 131 basis points to 3.1% from 1.8%.  Lower deposit costs and accretion of purchase discounts from the NCB and MCB acquisitions contributed to the improved net interest margin and net interest rate spread.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended June 30, 2010 and 2009.

	Nine Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest and Dividends	Yield / Rate	Average Outstanding Balance	Interest and Dividends	Yield / Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$32,961	$89	0.36%	$13,012	$28	0.29%
FHLB common stock	14,426	34	0.31	13,415	-	-
Mortgage-backed securities and collateralized mortgage obligations available for sale	187,299	5,664	4.03	229,760	8,350	4.85
Other investment securities available for sale	4,165	146	4.67	22,307	398	2.38
Loans receivable (1) (2)	619,058	30,695	6.61	454,172	19,594	5.75
Total interest-earning assets	857,909	36,628	5.69	732,666	28,370	5.16
Total noninterest-earning assets	165,495	-		70,496	-
Total assets	$1,023,404	36,628		$803,162	28,370

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$106,660	$1,313	1.64	$50,117	$228	0.61
Savings accounts	17,607	53	0.40	12,376	23	0.25
Money market deposit accounts	87,089	517	0.79	78,259	727	1.24
Certificate of deposit accounts	433,895	6,812	2.09	259,644	6,414	3.29
Total interest-bearing deposits	645,251	8,695	1.80	400,396	7,392	2.46
Borrowed funds	216,078	7,877	4.86	263,379	9,289	4.70
Total interest-bearing liabilities	861,329	16,572	2.57	663,775	16,681	3.35
Noninterest-bearing deposits	45,155	-		33,122	-
Other noninterest-bearing liabilities	11,191	-		3,240	-
Total noninterest-bearing liabilities	56,346	-		36,362	-
Total liabilities	917,675	16,572		700,137	16,681
Total stockholders’ equity	105,729	-		104,031	-
Total liabilities and stockholders’ equity	$1,023,404	16,572		$804,168	16,681
Net interest income		$20,056			$11,689
Net interest rate spread (3)			3.12%			1.81%
Net interest margin (4)			3.12%			2.13%
Ratio of interest-earning assets to average interest-bearing liabilities			99.60%			110.38%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis.  The following tables set forth the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes due to both volume and rate have been allocated proportionately to the volume and rate changes.  The net column represents the sum of the prior columns.

	For the Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009
	Increase (Decrease) Due to

	(Dollars in thousands)

Interest Income:	Volume	Rate	Combined	Net
Loans	7,114	2,925	1,062	11,101
Securities	(1,867)	(1,018)	(53)	(2,938)
Other interest-earning assets	43	39	13	95
Total interest-earning assets	5,290	1,946	1,022	8,258

Interest Expense:
Deposits	4,654	(2,197)	(1,154)	1,303
Borrowings	(1,668)	312	(56)	(1,412)
Total interest-bearing liabilities	2,986	(1,885)	(1,210)	(109)
Net change in interest income	2,304	3,831	2,232	8,367

Provision for Loan Losses.  The provision for loan losses for the nine months ended June 30, 2010 was $5.1 million, compared to a provision of $3.2 million for the nine months ended June 30, 2009.  The increase in the provision reflected increased non-performing loans and net charge-offs.  Net charge-offs during the nine months ended June 30, 2010 increased to $5.0 million from $3.1 million for the nine months ended June 30, 2009.  The allowance for loan losses for non-covered loans was $9.5 million, or 2.0% of total non-covered loans receivable, at June 30, 2010.  At June 30, 2010 there were $281.3 million in covered loans (contractual balance), and $124.7 million in nonperforming covered loans (contractual balance), with $59.0 million in related nonaccretable differences and allowances.

Noninterest Income.  Noninterest income increased $11.9 million, or 143.7%, to $20.3 million for the nine months ended June 30, 2010 from $8.3 million for the nine months ended June 30, 2009. The increase was primarily due to the $15.6 million purchase gain on the assets and liabilities of MCB acquired from the FDIC on March 26, 2010, partially offset by $3.5 million in other-than-temporary impairment (“OTTI”) charges during the nine months ended June 30, 2010.  Of the impairment charges, $1.0 million related to our entire investment in an unaffiliated Georgia community bank.  The remaining $2.5 million related to our investment in private-label mortgage securities.

Noninterest Expense. Total noninterest expense increased $6.6 million, or 44.7%, to $21.4 million for the nine months ended June 30, 2010, compared to $14.8 million for the nine months ended June 30, 2009. The increase was due primarily to increases of: $3.1 million, or 43.4%, in salaries and employee benefits resulting from our acquisitions of MCB and NCB; $1.5 million, or 54.5%, in occupancy costs from the acquisitions; approximately $850,000 in costs relating to the acquisition and integration of the acquired assets and liabilities; $811,000 in legal and professional fees, reflecting litigation costs, foreclosure efforts, and acquisition assistance; and $556,000 in the net cost of operations of real estate owned, reflecting higher foreclosures in the fiscal 2010 period.

Income Taxes. Income taxes increased to $5.0 million for the nine months ended June 30, 2010, from $268,000 for the nine months ended June 30, 2009, reflecting the $11.8 million increase in net income before income taxes. Our effective tax rate was 36.0% for the nine months ended June 30, 2010, compared to 12.9% for the fiscal 2009 period. The increase in the effective tax rate for the 2010 period was due to higher pretax income, which reduced the impact of tax advantaged investments such as bank owned life insurance.

Liquidity Management.  Liquidity is the ability to meet current and future short-term financial obligations.  Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.  At June 30, 2010 and September 30, 2009, we had access to immediately available funds of approximately $146.5 million and $96.6 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $117.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $160.3 million at June 30, 2010. In addition, at June 30, 2010, we had access to additional Federal Home Loan Bank advances of up to $377.2 million.  At June 30, 2010, we had $212.0 million in advances outstanding.  However, based on available collateral, additional advances would be limited to $19.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2010, we had $9.9 million of new loan commitments outstanding, and $24.2 of unfunded construction and development loans. In addition to commitments to originate loans, we had $24.2 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2010 totaled $380.1 million, or 47.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  During the nine months ended June 30, 2010, we originated $80.1 million of loans and purchased $14.6 million of securities, excluding the MCB and NCB security transactions.  In fiscal year 2009, we originated $67.0 million of loans and purchased $133.6 million of securities.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $177.5 million for the year ended September 30, 2009.  This increase was primarily due to our acquisition of NCB.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds.  Federal Home Loan Bank of Atlanta advances decreased by $15.0 million to $212.0 million during the nine months ended June 30, 2010 due to the payoff of matured advances.  Federal Home Loan Bank advances decreased by $40.0 million during the year ended September 30, 2009.  Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.  Our current asset/liability management strategy has been to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans with Federal Home Loan Bank advances.

There was several liquidity effects related to our March 26, 2010 FDIC-assisted acquisition of MCB.  We anticipated outflows of wholesale time deposits at MCB and approximately $97 million in such outflows were funded by the $68.9 million of cash assets acquired in the transaction and other existing liquid assets.  Further, cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are expected to provide positive net cash flows in periods following the wholesale funding outflows.

Capital Management and Resources.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

	June 30,	September 30,	June 30,
Capital Adequacy Ratios	2010	2009	2009

Tier 1 capital (to risk-weighted assets)	19.77%	15.71%	15.90%
Total capital (to risk-weighted assets)	18.64%	14.65%	17.05%
Tier 1 capital (to total assets)	9.10%	9.30%	8.76%

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the nine months ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk.  The Company’s most significant form of market risk is interest rate risk.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

●	selling fixed rate mortgages we originate to the secondary market, generally on a servicing released basis;
●	maintaining the diversity of our existing loan portfolio by originating commercial real estate and consumer loans, which typically have adjustable rates and shorter terms than residential mortgages;
●	emphasizing investments with adjustable interest rates;
●	maintaining fixed rate borrowings from the Federal Home Loan Bank of Atlanta; and
●	increasing retail transaction deposit accounts, which typically have long durations.

We have an Asset/Liability Management Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk.   The Office of Thrift Supervision requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with a report that measures the sensitivity of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.  Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of June 30, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
	(Dollars in thousands)

+300	$119,054	($23,108)	(16%)	10.29%	(1.54%)
+200	$126,564	($15,598)	(11%)	10.80%	(1.03%)
+100	$130,995	($11,167)	(8%)	11.05%	(0.78%)
0	$142,162	—	—	11.83%	—
(100)	$147,905	$5,743	4%	12.25%	0.42%

____________________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience an 11% decrease in net portfolio value.  In the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in net portfolio value.

The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

Item 4.              Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition,  no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.               Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.            Risk Factors.

Risk factors that may affect future results were discussed in the Company’s prospectus dated August 12, 2010, under the heading “Risk Factors.”  The Company’s evaluation of its risk factors has not changed materially since the risk factors discussed in the prospectus.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None

Item 5.               Other Information.

None

Item 6.               Exhibits.

31.1           Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1           Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charter Financial Corporation

Date: September 27, 2010	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: September 27, 2010	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer