Form 10-K
period 2010-09-30
CHARTER FINANCIAL CORP/GA
filed 2010-12-23
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34889

CHARTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

United States	58-2659667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1233 O. G. Skinner Drive, West Point, Georgia	31833
(Address of principal executive offices)	(Zip Code)

(706) 645-1391

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of March 31, 2010 was approximately $2,370,103.

The number of shares outstanding of the registrant’s common stock as of December 15, 2010 was 18,672,361.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on February 23, 2011 are incorporated by reference into Part III of this Form 10-K.

Cautionary Note About Forward-Looking Statements

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

General

Charter Financial Corporation, or “Charter Financial,” is a federally chartered corporation established in October 2001 to be the holding company for CharterBank. Charter Financial’s business activity is the ownership of the outstanding capital stock of CharterBank.

CharterBank is a federally chartered stock savings bank headquartered in West Point, Georgia. CharterBank was originally founded in 1954 as a federally chartered mutual savings and loan association. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our administrative office in West Point, Georgia and our 16 branch offices located in west-central Georgia and east-central Alabama, and investing those deposits, together with funds generated from operations, in investment securities, commercial real estate loans, one- to four-family residential mortgage loans, construction loans and, to a lesser extent, commercial business loans, home equity loans and lines of credit and other consumer loans. In addition to our 16 branch offices in West Point, Bremen, Carrollton, LaGrange, Newnan and Peachtree City, Georgia and Auburn, Opelika and Valley, Alabama, we operate a loan origination office in Norcross, Georgia.

CharterBank has grown through strategic de novo branching and acquisitions along the I-85/I-185 corridor and adjacent areas anchored by Auburn, Alabama and Atlanta and Columbus, Georgia. In February 2003, we expanded our presence in the Auburn-Opelika, Alabama market through the acquisition of Eagle Bank of Alabama. In March 2005 and May 2007, new branches were opened in Lagrange, Georgia. In June 2009, we entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume all of the deposits of Neighborhood Community Bank, or “NCB”, a full-service commercial bank headquartered in Newnan, Georgia, and in March 2010, we entered into an agreement with the FDIC to acquire certain assets and assume all of the deposits of McIntosh Commercial Bank, or “MCB”, a full-service commercial bank headquartered in Carrollton, Georgia. The agreements with the FDIC in connection with the acquisitions of NCB and MCB also included loss-sharing agreements with respect to certain loans and assets. For additional information regarding the NCB and MCB acquisitions, see “—Recent FDIC-Assisted Acquisitions” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent FDIC-Assisted Acquisitions.”

First Charter, MHC is our federally chartered mutual holding company. First Charter, MHC’s principal business activity is the ownership of 11,457,924 shares of common stock of Charter Financial, or approximately 61% of Charter Financial’s outstanding shares as of December 15, 2010. As long as we remain in the mutual holding company form of organization, First Charter, MHC must own a majority of the outstanding shares of Charter Financial.

Charter Foundation, Inc., a nonprofit charitable foundation, was established by CharterBank in December 1994. The Foundation provides funds to eligible nonprofit organizations to help them carry out unique, innovative projects in specific fields of interest. The Foundation’s goal is to fund projects that will enhance the quality of life in the communities we serve.

Our Internet address is www.charterbank.net. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

Prior to acquiring branch offices of NCB and MCB, we conducted operations primarily in western Georgia and eastern Alabama, through our main office in West Point, Georgia (Troup County), two branches in Valley, Alabama (Chambers County), three branches in LaGrange, Georgia (Troup County), one branch in Opelika, Alabama (Lee County), and three branch offices in Auburn, Alabama (Lee County), for a total of 10 branch offices. We acquired four branches in Georgia, along the I-85 corridor, in the NCB acquisition in June 2009, and closed one branch. In March 2010, we also acquired four branches of MCB and closed one branch, further expanding our presence in west-central Georgia. The NCB and MCB acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions. Management believes that the NCB and MCB acquisitions are key components to building our retail franchise, as we now have 16 branches on the I-85 corridor and adjacent areas between Newnan, Georgia and Auburn, Alabama. We are planning to close one branch in Valley and one in Auburn Alabama as of December 31, 2010 and our branch in Covington, Georgia in March 2011. The focus of our near-term acquisition strategy will be to acquire additional franchises of failed institutions with FDIC assistance.

The economy of our market area historically has been supported by the textile industry. During the 1980’s and 1990’s, employment growth in local telecommunications companies partially offset declining textile industry jobs in our market area. Textile industry employment continues to decline. The median household income in our market area is below national and Georgia levels.

The outlook for our market area is for modest growth supported by a new KIA Motors assembly plant in West Point, Georgia and a military base realignment which has added significantly to employment at Fort Benning in Columbus, Georgia. However, the market area is significantly overbanked, especially Newnan and Coweta County. This has limited our ability to expand organically, thus making geographic expansion more dependent upon acquisitions and de novo branching into new markets. We will seek to take advantage of the profitable growth opportunities presented within our expanded market area, and capitalize on our expanded retail footprint resulting from the NCB and MCB acquisitions.

Competition

We face intense competition both in making loans and attracting deposits. West-central Georgia and east-central Alabama have a high concentration of financial institutions, many of which are branches of large money center, super-regional, and regional banks that have resulted from the consolidation of the banking industry in Alabama and Georgia. Many of these competitors have greater resources than we do and may offer services that we do not provide.

Our competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, credit card banks, insurance companies, and brokerage and investment banking firms. Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations, credit unions, and mutual funds. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

FDIC-Assisted Acquisitions

Neighborhood Community Bank. On June 26, 2009, CharterBank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of NCB, a full-service commercial bank headquartered in Newnan, Georgia. We assumed $195.3 million of NCB’s liabilities, including $181.3 million of deposits, with no deposit premium paid. We also acquired $202.8 million of NCB assets, including $159.9 million of loans, net of unearned income, and $17.7 million of real estate owned, at a discount to book value of $26.9 million. The acquisition agreement with the FDIC included loss-sharing agreements pursuant to which the

FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82 million of losses on acquired loans and real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $82 million. Loans and other real estate owned that are covered under the loss-sharing agreements are referred to in this Annual Report on Form 10-K as “covered loans” and “covered other real estate,” respectively. Collectively, these are referred to as “covered assets.” Loans, other real estate and assets that are not covered by loss-sharing agreements are referred to as “non-covered” loans, other real estate and assets.

It is expected that we will have sufficient nonaccretable discounts and allowances for loan losses to cover our 20% share of any losses on the NCB covered loans and covered other real estate. Given the foregoing and as a result of the loss-sharing agreements with the FDIC on these assets, we do not expect to incur significant losses. In addition, we expect to have accretable discounts to provide for market yields on the NCB covered non-impaired loans.

McIntosh Commercial Bank. On March 26, 2010, CharterBank entered into an acquisition agreement with the FDIC to acquire certain assets and assume certain liabilities of MCB, a full-service commercial bank headquartered in Carrollton, Georgia. We assumed $306.2 million of MCB’s liabilities, including $295.3 million of deposits, with no deposit premium paid. We also acquired $322.6 million of MCB assets, including $207.6 million of loans, net of unearned income, and $55.3 million of real estate owned, at a discount to book value of $53.0 million. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106 million of losses on acquired loans and real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $106 million.

For the quarter ended March 31, 2010 and the year ended September 30, 2010, we retrospectively lowered the gain recognized on the purchase of MCB from $15.6 million to $9.3 million. This was required by FASB ASC 805, “Business Combinations,” when, subsequent to the acquisition date and during the September 2010 quarter, we obtained third-party appraisals and other valuations for the majority of MCB’s collateral-dependent problem loans and foreclosed real estate indicating, overall, that the appraised values were lower than our original estimates made as of the acquisition date. Any losses beyond the revised estimate, should they occur, would be covered by the FDIC at the 95% reimbursement rate provided in the loss share agreement with the FDIC.

As noted above, we recorded in noninterest income approximately $9.3 million in pre-tax acquisition gain, or negative goodwill, in connection with the MCB transaction, which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed. In addition, it is expected that we will have sufficient credit risk related (nonaccretable) discounts to cover our 20% share of any losses on the MCB covered loans and covered other real estate. We have recorded a FDIC receivable for expected losses to be indemnified and nonaccretable credit discounts for such amounts. It is also expected that we will have accretable discounts to provide for market yields on the MCB covered non-impaired and impaired loans.

For more information regarding CharterBank’s FDIC-assisted acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—FDIC-Assisted Acquisitions.”

Lending Activities

To achieve acceptable earnings in the highly competitive markets in which we operate, we have targeted relatively less competitive market niches. In this regard, we offer a broad range of loan products with a variety of rates and terms. Our lending operations consist of the following major segments: commercial real estate lending; single-family residential mortgage lending for retention in our portfolio; construction lending; and residential mortgage lending for resale in the secondary mortgage market, generally on a servicing-released basis. To a lesser extent, we also originate consumer loans (including home equity loans and other forms of consumer installment credit), and commercial business loans. This strategy is consistent with our community bank orientation.

We have pursued loan diversification with the objective of lowering credit concentration risk, enhancing yields and earnings, and improving the interest sensitivity of our assets. Historically, we have focused our lending activities on residential and commercial mortgage loans as well as consumer loans, primarily to local customers. We also have initiated retail and commercial business lending in the markets formerly served by NCB and MCB branches.

Commercial Real Estate Loans. Commercial real estate lending has become an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans, especially in our new markets of Carroll, Coweta, Haralson and Fayette Counties. Commercial real estate loans typically have higher yields, better interest rate risk characteristics and larger loan balances compared to residential mortgage loans. Commercial real estate lending also has provided us with another means of broadening our range of customer relationships. As of September 30, 2010, non-covered commercial real estate loans totaled $267.7 million, or 58.0% of our total non-covered loan portfolio. Additionally, at September 30, 2010, we had $150.9 million (contractual amount) of commercial real estate loans covered by FDIC loss-sharing agreements.

Commercial real estate loans are generally made to Georgia or Alabama entities and are secured by properties in these states. Commercial real estate loans are generally made for up to 85% of the value of the underlying real estate. Our commercial real estate loans are typically secured by offices, hotels, strip shopping centers, land or convenience stores located principally in Georgia and Alabama. Multi-family mortgage loans, which we categorize as a subset of our commercial real estate loans, are originated for both new and existing properties and are made on apartment buildings with a wide range of tenant income levels. Many of our multi-family mortgage loans are secured by properties located near college campuses.

Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. To compensate for the increased risk, our commercial real estate loans generally have higher interest rates and shorter maturities than our residential mortgage loans. We offer commercial real estate loans at fixed rates and adjustable rates tied to the prime interest rate. However, the interest rates on a portion of our commercial real estate loan portfolio are tied to yields on U.S. Treasury securities or LIBOR. We currently offer fixed-rate terms of three years; however, in prior years we originated fixed-rate loans with maturities of up to 20 years.

Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of our loan approval and underwriting of commercial real estate loans, we undertake a cash flow analysis, and we require a debt-service coverage ratio of at least 1.15 times. We believe that this segment of the market offers an opportunity to expand our portfolio while realizing strong risk-adjusted returns because many lenders are no longer active in this market.

Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia and Alabama. We currently originate mortgages at all of our offices, but utilize centralized processing at our corporate office. As of September 30, 2010, non-covered residential mortgage loans totaled $106.0 million, or 23.0% of total non-covered loans.

We originate both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate conforming loans are generally originated for resale into the secondary market on a servicing-released basis. We generally retain in our portfolio loans that are non-conforming due to property exceptions and that have adjustable rates. As of September 30, 2010, approximately 41.2% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 58.8% consisted of either adjustable rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter. After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.

Traditionally, we have sought to distinguish ourselves in the area of non-conforming residential mortgage lending. While the risks of non-conforming lending may be somewhat higher than originating conforming residential mortgage loans, we believe that the greater yield and shorter repricing terms of these loans compensate us for this additional risk. Additionally, management believes that the credit quality of our loan portfolio is largely unaffected by the non-conforming loans, since the majority of these loans are non-conforming due to factors unrelated to credit quality (i.e., high acreage, leased land, multiple structures or newly self-employed borrowers). The loans may also be non-conforming because of a deficiency in the credit record of a borrower, but which management believes does not impair the borrower’s ability to repay the loan. Thus, the non-conforming loans we originate are not subprime loans. CharterBank originates one- to four-family loans with LTVs up to 80%. We will occasionally originate loans with LTVs in excess of 80% with private mortgage insurance. The substantial portion of our one- to four-family residential mortgage loans are secured by properties in Georgia and Alabama.

The amount of subprime loans held by CharterBank is not material. We consider “subprime” loans to be loans originated to borrowers having credit scores below 580 at the time of origination. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.

We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances.

Construction and Development Loans. Consistent with our community bank strategy, construction and development lending has been an integral part of our overall lending strategy. While current market conditions have suppressed demand for construction and land loans, there are opportunities to lend to quality borrowers in our market area. Management believes that the reduction in the number of construction lenders has reduced the supply of construction loans, and there is an opportunity to lend to borrowers with superior liquidity, capital and management skills. We intend to remain an active participant in the construction lending market, primarily through our loan production office in Norcross, Georgia. We are making virtually no development loans and we are providing very limited financing for the purchase of building lots. Construction loans represent an important segment of the loan portfolio, totaling $45.9 million, or 9.9% of non-covered loans at September 30, 2010.

We make loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. We offer two principal types of construction loans: builder loans, including both speculative (unsold) and pre-sold loans to pre-approved local builders; and construction/permanent loans to property owners that are converted to permanent loans at the end of the construction phase. The number of speculative loans that we will extend to a builder at one time depends upon the financial strength and credit history of the builder. Our construction loan program is expected to remain a modest portion of our loan volume. We generally limit the number of outstanding loans on unsold homes under construction within a specific area.

Commercial Loans and Consumer Loans. To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans. At September 30, 2010, non-covered commercial loans totaled $19.6 million, or 4.2% of total loans, and non-covered consumer loans totaled $22.5 million, or 4.9% of non-covered loans. Additionally, at September 30, 2010, we had $52.6 million (contractual amount) of commercial loans and $10.8 million (contractual amount) of consumer loans covered by FDIC loss sharing agreements.

The majority of our non-mortgage loans are consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. We primarily offer consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. Our consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios.

We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable-rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia and Alabama. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At September 30, 2010, we had $26.7 million of home equity lines of credit and second mortgage loans. We also had $10.8 million of unfunded home equity line of credit commitments at September 30, 2010.

Our commercial business loans are generally limited to terms of five years or less. We typically collateralize these loans with a lien on commercial real estate or, very rarely, with a lien on business assets and equipment. We also generally require the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by our management compared to residential mortgage or commercial real estate lending.

Loan Origination and Approval Procedures and Authority. The following describes our current lending procedures for residential mortgage loans and home equity loans and lines of credit. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all residential and mortgage loans, except for home equity loans or lines where a valuation may be used to determine the loan-to-value ratio. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by our lending department. We require title insurance or a title opinion on all mortgage loans.

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

Commercial loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the Chief Executive Officer, the President, the Chief Financial Officer, the Senior Credit Administrator, and certain other senior lending and credit officers. The Management Loan Committee has authority to approve loan relationships up to $2.0 million. Commercial loan relationships of $1.0 million or less may be approved outside the Committee process by two officers who have commercial loan authority. Commercial loan relationships greater than $2.0 million are approved by the Management Loan Committee and the Board’s Loan Committee or by the entire Board of Directors.

Investments

The Board of Directors reviews and approves our investment policy on an annual basis. The President and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written investment policy, and other established guidelines, including those set periodically by the Asset-Liability Management Committee.

The primary goal of our investment policy is to invest funds in assets with varying maturities that will result in the best possible yield while maintaining the safety of the principal invested and assisting in managing our interest rate risk. We also seek to use our strong capital position to maximize our net income by investing in higher yielding mortgage-related securities funded by borrowings. We also consider our investment portfolio as a source of liquidity.

The broad objectives of our investment portfolio management are to:

•	minimize the risk of loss of principal or interest;

•	generate favorable returns without incurring undue interest rate and credit risk;

•	manage the interest rate sensitivity of our assets and liabilities;

•	meet daily, cyclical and long term liquidity requirements while complying with our established policies and regulatory liquidity requirements;

•	diversify assets and address maturity or interest repricing imbalances; and

•	provide collateral for pledging requirements.

In determining our investment strategies, we consider our interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, asset prepayment risks, collateral value and other characteristics of the securities to be held.

Sources of Funds

Deposits are the major source of balance sheet funding for lending and other investment purposes. Additional significant sources of funds include liquidity, repayment of loans, loan sales, maturing investments, borrowings and retained earnings. We believe that our standing as a sound and secure financial institution and our emphasis on the convenience of our customers will continue to contribute to our ability to attract and retain deposits. We offer extended hours at the majority of our offices and alternative banking delivery systems that allow customers to pay bills, transfer funds and monitor account balances at any time. We also offer competitive rates as well as a competitive selection of deposit products, including checking, NOW, money market, regular savings and term certificate accounts. In addition, we recently began offering a Rewards checking product that offers a higher rate on deposit balances up to $15,000 if certain conditions are met. These conditions include receiving only electronic statements, having at least one monthly ACH transaction and ten or more point of sale transactions per month. For accounts that do not meet these conditions in any given month, the rate paid on the balances is reduced.

We also rely on advertising and long-standing relationships to maintain and develop depositor relationships, while competitive rates are also paid to attract and retain deposits. Furthermore, the NCB and MCB acquisitions are expected to enhance customer convenience by broadening the markets currently served by CharterBank.

We continually evaluate opportunities to enhance deposit growth. Potential avenues of growth include de novo branching and branch or institution acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to reduce borrowings, which are expected to consist primarily of Federal Home Loan Bank advances. However, we have reduced and intend to continue to reduce our reliance on wholesale funds. We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2010 we had collateral pledged that provided access to approximately $37.7 million of discount window borrowings.

Personnel

As of September 30, 2010, we had 250 full-time employees and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Subsidiaries

Charter Financial Corporation has no direct or indirect subsidiaries other than CharterBank.

REGULATION AND SUPERVISION

General

As savings and loan holding companies, First Charter, MHC and Charter Financial are required by federal law to report to, and otherwise comply with the rules and regulations of the Office of Thrift Supervision. As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings and loan and mutual holding companies will be transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) by July 21, 2011, unless extended by up to six months. At that time, we will be subject to the rules and regulations, as well as supervision, of the Federal Reserve Board. In addition, Charter Financial is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

CharterBank is examined, regulated and supervised by the Office of Thrift Supervision and is subject to examination by the FDIC. As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings associations such as CharterBank, will be transferred to the Office of the Comptroller of the Currency. At that time, CharterBank will be subject to the rules and regulations, as well as the supervision, of the Comptroller of the Currency. This regulation and supervision establishes a comprehensive framework of activities in which a bank or savings association may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banking system and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. CharterBank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. CharterBank also is currently regulated to a lesser extent by the Federal Reserve Board governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines CharterBank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. CharterBank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of CharterBank’s mortgage documents.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the Comptroller of the Currency or the Federal Reserve Board, could have a material adverse impact on First Charter, MHC, Charter Financial and CharterBank.

Set forth below is a brief description of certain regulatory requirements applicable to First Charter, MHC, Charter Financial and CharterBank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Charter Financial and CharterBank.

New Federal Legislation

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require CharterBank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Charter Financial and First Charter, MHC, in addition to bank holding companies that it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Charter Financial and First Charter, MHC. These capital requirements are substantially similar to the capital requirements currently applicable to CharterBank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.” Moreover, First Charter, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Charter Financial, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. See “The Dodd- Frank Act may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock,” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as CharterBank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, such as CharterBank, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, CharterBank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. CharterBank also may establish subsidiaries that may engage in activities not otherwise permissible for CharterBank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. CharterBank does not typically engage in asset sales.

At September 30, 2010, CharterBank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2010, CharterBank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, CharterBank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, CharterBank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. CharterBank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2010, CharterBank satisfied this test, with 70.24% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the bank’s net income for that year to date plus the bank’s retained net income for the preceding two years;

•	the bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. CharterBank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as CharterBank. Charter Financial is an affiliate of CharterBank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

CharterBank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CharterBank’s capital. In addition, extensions of credit in excess of certain limits must be approved by CharterBank’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 4% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank that is required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2010, CharterBank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.

The Federal Deposit Insurance Corporation, or FDIC, insures deposits at FDIC insured financial institutions such as CharterBank. Deposit accounts in CharterBank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. In determining the amount of prepayments, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011. On December 30, 2009, CharterBank prepaid approximately $3.5 million in estimated quarterly assessment fees through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect CharterBank’s capital or tax obligations. The determination of the initial prepayment did not include the assets and liabilities of MCB. As a result, we expect to have additional expense beyond the prepaid assessment.

On November 9, 2010, the FDIC published a notice of a proposed rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system. The proposal would redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule would base assessments on an institution’s total assets as opposed to total deposits. Since the new base would be much larger than the current base, the FDIC also proposed lowering assessment rates so that the proposed rules would not significantly alter the total amount of revenue collected from the industry. The proposal is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. There are no assurances when the FDIC will issue a final rule reforming the deposit insurance assessment system and what that final rule may ultimately provide.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended September 30, 2010, the annualized FICO assessment rate equaled 260 basis points for each $100 in domestic deposits maintained at an institution. The bonds issued by the FICO are due to mature in 2017 through 2019.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provided the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs established under the legislation is the Troubled Asset Relief Program—Capital Purchase Program (“CPP”), which provided for direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. CPP participants must comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. We opted not to participate in the CPP.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. CharterBank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, CharterBank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2010, CharterBank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2010, CharterBank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by CharterBank are subject to state usury laws and federal laws concerning interest rates. In addition, CharterBank’s operations are subject to federal laws and regulations applicable to credit transactions, financial privacy, money laundering and electronic fund transfers.

Holding Company Regulation

Charter Financial and First Charter, MHC are savings and loan holding companies registered with the Office of Thrift Supervision, and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Charter Financial and First Charter, MHC and their non-savings institution subsidiaries. Pursuant to this authority, the Office of Thrift Supervision may restrict or prohibit activities that are determined to be a serious risk to CharterBank. Under the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, including rulemaking and supervision authority, will be transferred to the Federal Reserve Board no later than July 21, 2010, subject to extension of up to six months if requested by the Secretary of the Treasury.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Conversion of First Charter, MHC to Stock Form

Office of Thrift Supervision regulations permit First Charter, MHC to convert from the mutual to the stock form of ownership (a “second-step conversion”). In a second-step conversion, a new holding company would be formed as the successor to Charter Financial, First Charter, MHC’s corporate existence would end, and certain depositors and borrowers of CharterBank would receive the right to subscribe for additional shares of the new holding company. In a second-step conversion, each share of common stock held by shareholders other than First Charter, MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio calculated to ensure that shareholders other than First Charter, MHC own the same percentage of common stock in the new holding company as they owned in Charter Financial immediately before the second-step conversion (subject to increase due to shares purchased by such shareholders in the stock offering conducted as part of the second-step conversion). There can be no assurance when, if ever, a second-step conversion will occur.

Federal Securities Laws

Charter Financial’s common stock is registered with the Securities and Exchange Commission. As a result, Charter Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2011 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

ITEM 1A.	RISK FACTORS

The United States economy remains weak and unemployment levels are high. A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009. While modest economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing weakness in real estate markets also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially from their levels in 2007, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

The FDIC Quarterly Banking Profile has reported that nonperforming assets as a percentage of assets for FDIC-insured financial institutions equaled 3.25% as of September 30, 2010, compared to 0.95% as of December 31, 2007. For the calendar year ended September 30, 2010, the FDIC Quarterly Banking Profile also reported that annualized return on average assets was 0.56% for FDIC-insured financial institutions, compared to 0.81% for the year ended December 31, 2007. The NASDAQ Bank Index declined 38.0% between December 31, 2007 and September 30, 2010. At September 30, 2010, our non-covered nonperforming assets as a percentage of non-covered assets were 2.34%, and our return on average assets was 0.56% for the year ended September 30, 2010. At that date, our covered nonperforming assets as a percentage of covered assets was 46.25%, and our FDIC loss sharing coverage plus nonaccretable discount was 84.23% of covered assets. This coverage ratio will increase if the 95% loss sharing threshold level is exceeded for MCB or NCB. A substantial portion of our return on average assets during this period was due to our pre-tax acquisition gain of $9.3 million resulting from the MCB acquisition.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive on a new investment.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2010, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $133.2 million. Net unrealized losses on these securities totaled $5.0 million, net of taxes, at September 30, 2010.

At September 30, 2010, our simulation model indicated that our net portfolio value would decrease by 5.4% if there was an instantaneous parallel 100 basis point decrease in market interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Additionally, a majority of our single-family mortgage loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

Our business may be adversely affected by credit risk associated with residential property.

As of September 30, 2010, non-covered residential mortgage loans totaled $106.0 million, or 23.0% of total non-covered loans. Residential mortgage loans are generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values resulting from the downturn in the Georgia and Alabama housing markets has reduced the value of the real estate collateral securing the majority of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices, coupled with the current weak economic conditions and the associated increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or a decrease in our deposits. These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios. Many of our loans do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines. In exchange for the additional risk associated with these loans, they generally have a higher interest rate, and depending on the borrower’s credit history, a lower loan-to-value ratio than conforming loans. For example, our one- to four-family residential mortgage loans had an average loan to value ratio of approximately 66% at September 30, 2010, based on appraisals at the time of the origination of the loans.

Our non-conforming one- to four-family residential mortgage loans include interest-only loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the Office of Thrift Supervision). As of September 30, 2010, interest-only loans totaled $24.8 million, of which $658,000 had FICO scores under 660. This $658,000 portion of our loan portfolio consists of loans with either mortgage insurance or loan to value ratios under 80%.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase substantially even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time the loan becomes fully-amortizing.

Non-conforming one- to four-family residential mortgage loans are considered to have a greater risk of delinquency, default or foreclosure than conforming loans. Furthermore, non-conforming loans are not as readily saleable as loans that conform to agency guidelines, and often can be sold only after discounting the amortized value of the loan.

Our non-covered non-residential loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At September 30, 2010, our portfolio of non-covered commercial real estate, real estate construction, commercial business, and other non-covered non-residential loans totaled $333.3 million, or 72.2% of total non-covered loans, compared to $215.4 million, or 59.2% of total loans (all of which were non-covered) at September 30, 2005. At September 30,

2010, the amount of covered non-performing non-residential loans was $56.7 million and the amount of non-covered non-performing non-residential loans was $5.4 million. At September 30, 2010, our three largest non-residential real estate borrowing relationships consisted of a $13.3 million relationship with a residential builder with collateral including subdivisions, completed apartment buildings and, to a limited extent, construction projects, a $12.6 million relationship with a commercial real estate developer with collateral including the cash flow from shopping centers and apartments, and a $11.0 million relationship with investors holding land for development. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operations and earnings of the borrowers and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At September 30, 2010, our allowance for loan losses for non-covered loans was $9.8 million, or 2.55% of total non-covered loans and 84% of non-covered non-performing loans, compared to $9.3 million, or 1.98% of total non-covered loans and 70.1% of non-covered non-performing loans at September 30, 2009. At September 30, 2010 there were $11.8 million in nonperforming loans that were not covered by loss sharing. There were also $235.2 million in covered loans (contractual balance) including $91.8 million in nonperforming covered loans (contractual balance), with $68.4 million in related nonaccretable differences and allowances.

Our level of commercial real estate, real estate construction and commercial business loans is one of the more significant factors in evaluating the allowance for loan losses. These loans may require increased provisions for loan losses in the future, which would decrease our earnings.

Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

We could record future losses on our securities portfolio.

For the year ended September 30, 2010, we have recorded $2.5 million in other than temporary impairment charges on non-government agency collateralized mortgage obligations and an additional $1.0 million impairment charge on an equity investment. At September 30, 2010, our securities portfolio totaled $133.2 million, which included $34.4 million of non-government agency collateralized mortgage obligations with net unrealized losses of $7.8 million. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary, which would result in additional losses that could be material. These factors include, but are not limited to, a continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the underlying borrowers deteriorate. There remains limited liquidity for these securities and additional impairment charges may be required in future periods.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of our securities portfolio and the unrealized losses related to the portfolio.

Higher FDIC insurance premiums and special assessments will adversely affect our earnings.

As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. We recorded an expense of $354,600 during the quarter ended June 30, 2009, to reflect the special assessment. The FDIC has also increased its maximum quarterly assessment rates and changed the method by which rates are calculated. Quarterly assessments paid by CharterBank for 2010 equaled $287,250, compared to $399,900 for 2009. Any further special assessments or increases to quarterly assessment rates will adversely affect our earnings. Moreover, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the minimum statutory reserve ratio for the FDIC’s Deposit Insurance Fund has been increased from 1.15% to 1.35% of insurable deposits by September 30, 2020, although banks with assets under $10 billion are exempt from any FDIC assessments necessary to increase the Deposit Insurance Fund above 1.15%.

In November 2009 the FDIC adopted a rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points. Each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. On December 30, 2009, CharterBank prepaid approximately $3.5 million in estimated quarterly assessment fees for the fourth quarter of 2009 through the fourth quarter of 2012. Since prepaying our estimated FDIC assessments through 2012, the amount of our deposits has increased significantly due to our acquisition of MCB. As a result, our 3-year FDIC assessment prepayment will likely be amortized and replenished over a shorter time period.

Because the prepaid assessments represent the prepayment of future expense, they do not affect CharterBank’s capital or tax obligations.

On November 9, 2010, the FDIC published a notice of a proposed rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system. The proposal would redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule would base assessments on an institution’s total assets as opposed to total deposits. Since the new base would be much larger than the current base, the FDIC also proposed lowering assessment rates so that the proposed rules would not significantly alter the total amount of revenue collected from the industry. The proposal is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. However, there are no assurances when the FDIC will issue a final rule reforming the deposit insurance assessment system and what that final rule may ultimately provide.

Our business may continue to be adversely affected by downturns in our national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in west-central Georgia and east-central Alabama. All of our branches and most of our deposit customers are also located in these two states. A continuing decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, Georgia and Alabama have experienced home price declines, increased foreclosures and high unemployment rates.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our loans, deposits and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

•	collateral for our loans may decline further in value; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

Our market area has traditionally depended on the textile industry as a source of employment; however, textile manufacturing and jobs associated with it have almost completely disappeared from our market in recent years. Our local economy has adapted to include other trade sectors, including a new Kia Motor Corporation automotive assembly and manufacturing facility in West Point, Georgia, and a military base realignment that will significantly increase employment in the Columbus, Georgia area near Fort Benning. However, our local economy did not experience the same growth as other nearby regions prior to the current economic recession. While we anticipate addressing this economic risk by expanding our retail delivery systems into other nearby markets, we cannot guarantee that we will be successful or that a downturn in our local economy will not have a negative impact on our earnings.

If our non-performing assets increase, our earnings will decrease.

At September 30, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) not covered by loss sharing agreements totaled $21.4 million, which is an increase of $3.3 million, or 15.60%, over non-performing assets not covered by loss sharing agreements at September 30, 2009. At September 30, 2010 nonperforming assets covered by FDIC loss sharing totaled $82.2 million (net of related nonaccretable differences and allowances). Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We may incur additional losses due to downward revisions to our preliminary estimates of the value of assets acquired in the Neighborhood Community Bank and McIntosh Commercial Bank acquisitions or due to higher than expected charge-offs with respect to the assets acquired, all of which may not be supported by our loss-sharing agreements with the FDIC.

We acquired approximately $202.8 million and $322.6 million of assets in connection with the NCB and MCB acquisitions, respectively. We marked down these assets to fair value at the date of each acquisition based on preliminary estimates. For the quarter ended September 30, 2010, we obtained third-party appraisals and other valuations for the majority of MCB’s collateral-dependent problem loans and foreclosed real estate indicating, overall, that the appraised values were lower than the company’s original estimates made as of the acquisition date. As a result, we retrospectively lowered the fair value of these assets on the date of acquisition and also lowered the gain recognized on the purchase of MCB from $15.6 million to $9.3 million, as required by FASB ASC 805, “Business Combinations.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—FDIC-Assisted Transactions—McIntosh Commercial Bank.” Any further decreases in the revised appraised value of the MCB assets as of the acquisition date would require further decreases to the gain recognized in the MCB acquisition.

Further, there is no assurance that the assets acquired in the MCB and NCB acquisitions will not suffer further deterioration in value after the date of acquisition, which would require additional charge-offs. We entered into loss sharing agreements with the FDIC that provide that 80% of losses related to the acquired loans and other real estate owned (“covered assets”), up to $82 million in losses with respect to the $177.6 million of NCB covered assets and up to $106 million in losses with respect to the $262.9 million of MCB covered assets, will be borne by the FDIC and thereafter the FDIC will bear 95% of losses on NCB and MCB covered assets. However, we are not protected from all losses resulting from charge-offs with respect to such covered assets. Further, the loss sharing agreements have limited terms ranging from five years for commercial loans to ten years for residential mortgage loans. Therefore, any charge-offs or related losses that we experience after the expiration of the loss sharing agreements will not be reimbursed by the FDIC and would reduce our net income. Finally, if we fail to comply with the terms of the loss sharing agreements, we could lose the right to receive payments on a covered asset from the FDIC under the agreements. See “—Our ability to continue to receive benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements,” below.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

Our ability to recover a portion of our losses and retain the loss share protection is subject to our compliance with certain requirements imposed on us in the loss share agreements with the FDIC. These requirements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, any merger or consolidation of CharterBank with another financial institution would require the consent of the FDIC under the loss share agreements relating to both the NCB and MCB transactions. In addition, certain public or private offerings of common stock by us that would increase our outstanding shares by more than 9% would require the consent of the FDIC under the MCB loss share agreements.

In instances where the FDIC’s consent is required under the loss share agreements, the FDIC may withhold its consent to such transactions or may condition its consent on terms that we do not find acceptable. While we obtained the FDIC’s consent in connection with the September 2010 offering without paying a consent fee, there can be no assurance that in the future the FDIC will grant its consent or condition its consent on terms that we find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, this may cause us not to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of our loss share agreements with the FDIC.

We may fail to realize any benefits and may incur unanticipated losses related to the assets we acquired and liabilities we assumed from Neighborhood Community Bank and McIntosh Commercial Bank.

The success of the NCB and MCB acquisitions will depend, in part, on our ability to successfully combine the businesses and assets we acquired with our business, and our ability to successfully manage the significant loan portfolios that were acquired. It may take longer to successfully liquidate the nonperforming assets that were acquired in the NCB and MCB transactions. As with any acquisition involving a financial institution, there may also be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits of the transactions. Successful integration may also be hampered by differences between our organization and the NCB and MCB organizations. The loss of key employees of NCB and/or MCB could adversely affect our ability to successfully conduct business in the markets in which NCB and MCB operated, which could adversely affect our financial results. Integration efforts will also divert attention and resources from our management. In addition, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our ability to successfully integrate these operations. If we experience difficulties with the integration process, the anticipated benefits of the transactions may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to successfully bid on failed bank transactions on terms we consider acceptable.

Our near-term business strategy includes the pursuit of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer’s risk of loss on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the nondeposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable. We expect increased competition from private equity groups and foreign banks, among others. Many of these competing bidders will have more capital and other resources than CharterBank.

The FDIC could condition our ability to acquire a failed depository institution on compliance by us with additional requirements.

We may seek to acquire one or more failed depository institutions from the FDIC. As the agency responsible for resolving failed depository institutions, the FDIC has the discretion to determine whether a party is qualified to bid on a failed institution. On August 26, 2009, the FDIC adopted a Statement of Policy on Qualifications for Failed Bank Acquisitions that sets forth a number of significant restrictions and requirements as a condition to the participation by certain “private investors” and institutions in the acquisition of failed depository institutions from the FDIC. Among the requirements would be that CharterBank maintain higher capital ratios for a three-year period following the acquisition of a failed depository institution from the FDIC, which would impair our ability to grow in the future without obtaining additional capital. Based on our interpretation of the Statement of Policy, we do not believe the provisions of the Statement of Policy would apply to us. However, if the FDIC were to adopt similar provisions that would apply to us, and we were unwilling to comply with such conditions, then we would not be permitted to acquire failed institutions from the FDIC.

Acquisitions, including any additional FDIC-assisted acquisitions, could disrupt our business and adversely affect our operating results.

On June 26, 2009 we entered into an agreement with the FDIC to acquire assets with a fair value of approximately $196.7 million and assume liabilities with a fair value of approximately $196.7 million from Neighborhood Community Bank. We also acquired four branches of NCB in the transaction, one of which has been closed. On March 26, 2010, we entered into an agreement with the FDIC to acquire assets with a fair value of approximately $316.2 million and assume liabilities with a fair value of approximately $310.6 million from McIntosh Commercial Bank. We also acquired four branches of MCB in the transaction, one of which has been closed. We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•	Potential exposure to unknown or contingent liabilities we acquire;

•	Exposure to potential asset quality problems of the acquired financial institutions, businesses or branches;

•	Difficulty and expense of integrating the operations and personnel of financial institutions, businesses or branches we acquire;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of financial institutions, businesses or branches we acquire;

•	Difficulty in safely investing any cash generated by the acquisition;

•	Difficulty in estimating the value of the financial institutions, businesses or branches to be acquired; and

•	Potential changes in banking or tax laws or regulations that may affect the financial institutions or businesses to be acquired.

Our continued growth through acquisitions may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Strong competition may limit growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market areas.

The Dodd-Frank Act may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of Charter Financial’s common stock is significantly affected by our ability to pay dividends to our public shareholders. Charter Financial’s ability to pay dividends to our shareholders is subject to the ability of CharterBank to make capital distributions to Charter Financial, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of First Charter, MHC, our mutual holding company, to waive the receipt of dividends declared by Charter Financial. First Charter, MHC currently waives its right to receive most of its dividends on its shares of Charter Financial, which means that Charter Financial has more cash resources to pay dividends to our public stockholders than if First Charter, MHC accepted such dividends. First Charter, MHC is required to obtain Office of Thrift Supervision approval before it may waive its receipt of dividends, and the current dividend waiver approval is effective through December 31, 2010. It is expected that First Charter, MHC will continue to waive the receipt of future dividends except to the extent dividends are needed to fund its continuing operations.

Office of Thrift Supervision regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form. However, under the recently enacted Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies will be transferred to the Federal Reserve Board within one year of the enactment of the legislation (subject to an extension of up to six months), and the Office of Thrift Supervision will be eliminated. Accordingly, the Federal Reserve Board will become the new regulator of Charter Financial and First Charter, MHC. The Dodd-Frank Act also provides that a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as First Charter, MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Charter, MHC.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

New financial reform legislation has been enacted by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help stabilize the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Financial reform legislation enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require CharterBank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Charter Financial and First Charter, MHC, in addition to bank holding companies that it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Charter Financial and First Charter, MHC. These capital requirements are substantially similar to the capital requirements currently applicable to CharterBank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.” Moreover, First Charter, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Charter Financial, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. See “—The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as CharterBank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year after the July 21, 2010 enactment of the act, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends, respectively.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

Moreover, bank regulatory agencies have responded aggressively to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of Thrift Supervision and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, recent legislative proposals would require changes to our overdraft protection programs that could decrease the amount of fees we receive for these services. For the years ended September 30, 2010 and 2009, overdraft protection fees totaled $3.5 million and $2.7 million, respectively. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

We hold certain intangible assets that in the future could be classified as either partially or fully impaired, which would reduce our earnings and the book values of these assets.

Pursuant to applicable accounting requirements, we are required to periodically test our goodwill and core deposit intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Future impairment testing may result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock, our liquidity or our regulatory capital levels.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy public company reporting requirements, which will increase our operating expenses.

In connection with the recently completed stock offering, we became a public reporting company. The federal securities laws and regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission require us to certify the adequacy of our internal controls and procedures. These increased disclosure requirements will increases our operating costs and may require us to hire additional accounting, internal audit and/or compliance personnel in the future. The integration of acquired assets and assumed liabilities from the NCB and MCB acquisitions may make it more difficult to maintain effective internal controls over financial reporting. Integration of these assets and liabilities may place significant stress on our systems and may require changes to our internal control over financial reporting that we may not discover or make in a timely manner, thus resulting in material weaknesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our administrative office in West Point, Georgia, our 16 branch offices in west-central Georgia and east-central Alabama, and our loan production office in Norcross, Georgia. Our Georgia branch offices are located in Bremen, Carrollton, Covington, LaGrange (three offices), Newnan (two offices), Peachtree City and West Point, and our Alabama branches are located in Auburn (three offices), Opelika and Valley (two offices). We expect to close our branch in Covington, Georgia in March, 2011 and a branch in Valley, Alabama and a branch in Auburn, Alabama in December 2010. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $22.2 million at September 30, 2010.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of filing of this Annual Report on Form 10-K, we were not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.

On September 29, 2010, our common stock began trading on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “CHFN.” Prior to that date, our common stock was quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on NASDAQ since September 29, 2010, and the high and low bid information for our common stock as quoted on the OTC Bulletin Board prior to September 29, 2010. Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. The table below also sets forth the cash dividends paid per share for the periods indicated.

	Price Per Share		Cash Dividend Declared
	High	Low
Fiscal 2010

Fourth quarter	$10.40	$7.50	$0.05
Third quarter	11.00	9.62	0.10	*
Second quarter	10.70	9.25	—	*
First quarter	12.30	8.65	0.25

Fiscal 2009

Fourth quarter	$17.00	$11.75	$0.25
Third quarter	14.50	8.26	0.25
Second quarter	10.94	7.30	0.25
First quarter	11.00	6.00	0.25

*	The cash dividend with respect to the second quarter of fiscal 2010 was delayed until the third fiscal quarter.

Holders.

As of December 9, 2010, there were approximately 502 holders of record of our common stock.

Dividends.

Charter Financial has paid a quarterly cash dividend since September 2002. Beginning with the dividend paid for the quarter ended March 31, 2010, we reduced our quarterly dividend from $0.25 per share to $0.05 per share. The reduction of the dividend reflects our decision to pursue opportunities for deployment of capital in FDIC-assisted transactions such as the Neighborhood Community Bank and McIntosh Commercial Bank transactions. The dividend rate and the continued payment of dividends will primarily depend on our earnings, alternative uses for capital, such as FDIC-assisted transactions, capital requirements, acquisition opportunities, our financial condition and results of operations, statutory and regulatory limitations affecting dividends and the Federal Reserve Board’s policies regarding dividend waivers by federal mutual holding companies, like First Charter, MHC, that waived dividends prior to December 1, 2009, and, to a lesser extent, tax considerations and general economic conditions.

Under the rules of the Office of Thrift Supervision, CharterBank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of CharterBank to make capital distributions, including the payment of dividends to Charter Financial, see “Taxation—Federal Taxation” and “Supervision and Regulation—Federal Banking Regulation.”

Unlike CharterBank, Charter Financial is not restricted by Office of Thrift Supervision regulations on the payment of dividends to its shareholders, although the source of dividends will depend on the net proceeds retained by us and earnings thereon, and dividends from CharterBank. When Charter Financial pays dividends on its common stock to public shareholders, it is also required to pay dividends to First Charter, MHC, unless First Charter, MHC elects to waive the receipt of dividends. At December 15, 2010, First Charter, MHC owned approximately 61% of Charter Financial’s outstanding common stock. Subject to Office of Thrift Supervision approval, First Charter, MHC has generally waived its right to dividends on the shares of Charter Financial that it owns, which means that Charter Financial will have more cash resources to pay dividends to our public shareholders than if First Charter, MHC accepted such dividends

The Office of Thrift Supervision allows mutual holding companies to waive the receipt of dividends without taking waived dividends into account in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. However, the Dodd-Frank Act transfers the authority to review and approve mutual holding company dividend waivers to the Federal Reserve Board and sets forth standards for Federal Reserve Board approval, including that waived dividends will be taken into account in determining an appropriate exchange ratio in a conversion of a mutual holding company to stock form. The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in the event of a mutual-to-stock conversion of a federal mutual holding company, such as First Charter, MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Charter, MHC. See “The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends which would adversely affect the value of our common stock,” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In addition, pursuant to Office of Thrift Supervision regulations, during the three-year period following the stock offering, we will not take any action to declare an extraordinary dividend to shareholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2010 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. The information at September 30, 2010 and 2009 and for the years ended September 30, 2010 and 2009 is derived in part from the audited consolidated financial statements that appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC.

	At September 30,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,188,534	$936,880	$801,501	$1,021,856	$1,097,321
Non-covered loans receivable, net (1)	451,231	462,786	428,472	405,553	374,726
Covered loans receivable, net (2)	148,139	89,764	—	—	—
Investment and mortgage securities available for sale (3)	133,180	206,061	277,139	295,143	345,732
Freddie Mac common stock	—	—	—	200,782	294,339
Retail deposits (4)	739,691	463,566	356,237	378,463	321,279
Total deposits	823,134	597,634	420,175	430,683	372,057
Deferred income taxes	5,105	7,289	6,872	72,504	108,186
Total borrowings	212,000	227,000	267,000	272,058	337,928
Total retained earnings	106,510	102,215	103,301	99,926	63,548
Accumulated other comprehensive income (loss)	(3,498)	(8,277)	(6,849)	116,886	172,489
Total equity	$135,788	$98,257	$102,302	$225,072	$267,709

	Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operating Data:
Interest and dividend income	$49,959	$40,559	$46,377	$54,646	$53,802
Interest expense	22,758	22,599	26,771	29,827	27,801

Net interest income	27,201	17,960	19,606	24,819	26,001
Provision for loan losses	5,800	4,550	3,250	—	—
Provision for loan losses on covered assets	420	—	—	—	—

Net interest income after provision for loan losses	20,981	13,410	16,356	24,819	26,001
Total noninterest income	17,510	11,792	18,950	76,924	10,827
Total noninterest expenses	30,469	22,581	20,284	21,926	21,130

Income before provision for income taxes	8,022	2,621	15,022	79,817	15,698
Income tax expense	2,087	306	4,491	28,877	2,353

Net income	$5,935	$2,315	$10,531	$50,940	$13,345

Per Share Data:
Basic earnings per share	$0.32	$0.13	$0.55	$2.67	$0.69
Fully diluted earnings per share	$0.32	$0.12	$0.55	$2.65	$0.68
Dividends declared per share	$0.40	$1.00	$1.75	$4.45	$3.80

(1)	Excludes “covered loans” acquired from the FDIC subject to loss-sharing agreements. See Note 3 to the Notes to our Consolidated Financial Statements. Loans shown are net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.
(2)	Consists of loans acquired from the FDIC subject to loss sharing agreements. See Note 3 to the Notes to our Consolidated Financial Statements.
(3)	Includes all CharterBank investment and mortgage securities available for sale, excluding Freddie Mac common stock.
(4)	Retail deposits include core deposits and certificates of deposit other than brokered and wholesale certificates of deposit.

At or For the Years Ended September 30,
2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.56%	0.27%	1.16%	4.81%	1.22%
Return on average equity (ratio of net income to average equity)	5.62%	2.25%	6.23%	20.30%	5.18%
Interest rate spread (1)	3.30%	2.08%	1.47%	1.00%	1.10%
Net interest margin (2)	3.19%	2.35%	2.32%	2.46%	2.48%
Efficiency ratio (3)	79.16%	75.90%	52.61%	21.55%	57.73%
Non-interest expense to average total assets	2.89%	2.68%	2.23%	2.07%	1.94%
Average interest-earning assets as a ratio of average interest-bearing liabilities	0.89	x	1.09	x	1.27	x	1.50	x	1.52	x
Average equity to average total assets	10.03%	12.12%	18.56%	23.70%	23.60%
Dividend payout ratio (6)	27.29%	153.79%	66.97%	27.83%	101.81%

Asset Quality Ratios (4) (5):

Covered Assets:
Non-performing loans to covered loans	35.5%	19.60%	N/A	N/A	N/A
FDIC loss-sharing coverage plus non-accretable credit risk discounts as a percentage of covered assets	89.02%	85.93%	N/A	N/A	N/A
Non-performing assets to total covered assets	46.25%	25.72%	N/A	N/A	N/A

Non-covered Assets (4):
Non-performing assets to total assets	2.33%	2.16%	1.68%	0.80%	0.30%
Non-performing loans to total loans	2.55%	2.82%	2.47%	1.93%	0.74%
Allowance for loan losses as a ratio of non-performing loans	0.84	x	0.71	x	0.77	x	0.76	x	1.87	x
Allowance for loan losses to total loans	2.12%	1.98%	1.89%	1.46%	1.59%
Net charge-offs as a percentage of average non-covered loans outstanding	0.90%	0.71%	0.24%	0.02%	0.02%

Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	21.53%	15.71%	18.15%	24.18%	26.21%
Tier I capital (to risk-weighted assets)	20.28%	14.65%	16.90%	12.57%	13.11%
Tier I capital (to average assets)	10.21%	9.30%	10.51%	9.43%	9.71%

Consolidated Capital Ratios:
Total equity to total assets	11.42%	10.49%	12.76%	22.03%	24.40%
Tangible total equity to total assets	10.98%	9.99%	12.18%	21.61%	24.01%

Other Data:
Number of full service offices	16	14	10	9	9
Full time equivalent employees	260	209	178	173	179

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Covered assets consist of assets of Neighborhood Community Bank (“NCB”) and McIntosh Commercial Bank (“MCB”) acquired from the FDIC subject to loss sharing agreements. Non-covered assets consist of assets other than covered assets. See Note 7 to the Notes to our Consolidated Financial Statements.
(5)	These ratios have been computed based on a minimum 80% FDIC loss sharing coverage for covered assets related to both NCB and MCB. If cumulative losses with respect to covered assets related to NCB exceed $82 million, FDIC loss sharing coverage will increase to 95% of losses on NCB related covered assets exceeding $82 million. If cumulative losses with respect to covered assets related to MCB exceed $106 million, FDIC loss sharing coverage will increase to 95% of losses on MCB related covered assets exceeding $106 million.

(footnotes continue on following page)

(continued from previous page)

(6)	The dividend payout ratio represents dividends declared per share divided by net income per share. The following table sets forth the aggregate cash dividends paid per period and the amount of dividends paid to public shareholders and to First Charter, MHC:

	For the Year Ended September 30,
	2010	2009	2008	2007	2006
Dividends paid to public stockholders	$1,040,926	$2,651,554	$5,656,953	$14,562,112	$13,586,605
Dividends paid to First Charter, MHC	600,000	750,000	1,500,000	—	—

Total dividends paid	$1,640,926	$3,401,554	$7,156,953	$14,562,112	$13,586,605

First Charter, MHC waived dividends of $5.7 million, $28.7 million, $26.3 million, $70.6 million and $60.3 million during the years ended September 30, 2010, 2009, 2008, 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In past years, because of the very high interest rates offered by many of our competitors on retail deposits, we have funded our operations with borrowings and brokered or credit union certificates of deposit, which has increased the cost of our interest bearing liabilities. Similarly, in past years, as a result of the highly competitive market for loans in our market area, we have originated relatively fewer loans and have invested a relatively large portion of our assets in investment securities and mortgage-related securities, including a large investment in Freddie Mac common stock. The recession has affected our operations and earnings as the collapse of Freddie Mac and its ensuing conservatorship resulted in a $123.7 million decrease in unrecognized gains on Freddie Mac common stock during fiscal 2008. The collapse of Freddie Mac also eliminated significant annual dividends on our holdings of Freddie Mac common stock which averaged approximately $6.4 million from fiscal years 2003 to 2007. However, as a result of our loan underwriting policies, management believes that we have not suffered the same level of loan losses during the current recession as many financial institutions in our market area. Consequently, we have recently been able to take advantage of attractive low-risk opportunities to enhance our banking franchise through the purchase of distressed banking franchises from the FDIC.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. This 56-year history in the community, combined with management’s extensive experience and adherence to conservative underwriting standards through numerous business cycles, has enabled us to maintain a strong capital position despite the economic recession.

We believe that the current economic and financial services environment presents a significant opportunity for us to grow our retail banking operations both organically, as many competing financial institutions have scaled back lending and other activities, and through FDIC-assisted acquisitions of troubled financial institutions, such as our acquisition of NCB and MCB in June 2009 and March 2010, respectively. Through the NCB and MCB transactions, CharterBank acquired eight full-service branch offices of which five will be retained. We also acquired retail deposits of $335.5 million in the two transactions, a substantial portion of which have remained at CharterBank following the transactions. In each of the FDIC-assisted acquisitions, we participated in a competitive bid process in which we offered a negative bid on net assets acquired ($26.9 million in the NCB transaction and $53 million in the MCB transaction) and no deposit premium. We also entered into loss sharing agreements with the FDIC which cover a majority of the assets acquired (referred to as “covered assets”). See “FDIC-Assisted Acquisitions” below. We anticipate that the prevailing weakness in the banking sector and the potential weakness of any economic recovery will provide additional opportunities for us to participate in FDIC-assisted transactions.

From January 1, 2009 through September 30, 2010, 267 banking institutions failed in the United States, including 39 failures that have occurred in the state of Georgia. We believe that purchasing distressed banking assets from the FDIC provides us with a low-risk opportunity to enhance our banking franchise, and we intend to evaluate such opportunities as they arise. We believe that there are numerous banks within or adjacent to our target market areas that are subject to various enforcement actions and that have increasing levels of non-performing assets and declining capital levels. Our knowledge of the marketplace and our experienced management team, together with our experience in managing problem assets acquired from the FDIC in the NCB and MCB transactions, position us to take advantage of future opportunities to acquire troubled financial institutions in our market area.

Key aspects of our business strategy include the following:

•

Leveraging our capital base and acquisition experience to pursue additional strategic growth opportunities, especially FDIC-assisted acquisitions, such as NCB and MCB. As a result of the NCB and MCB acquisitions, we have broader market coverage, particularly in west-central Georgia. Moreover, we expect that the high level of service and expanded product offerings we are providing to the former NCB and MCB customers will facilitate growth.

•

Growing our retail banking presence throughout the markets in west-central Georgia and east-central Alabama, including our expanded retail footprint resulting from the NCB and MCB acquisitions, while reducing our emphasis on wholesale banking. We have paid off all borrowings acquired in the NCB acquisition and by March 31, 2010, 100% of NCB’s wholesale deposits had been eliminated. Since acquiring MCB, we have paid off $9.3 million of borrowings acquired in the MCB acquisition and 97.8% of MCB’s wholesale deposits have been eliminated. We intend to build a diversified balance sheet, positioning CharterBank as a full-service community bank that offers both retail and commercial loan and deposit products to all markets within the I-85 corridor and the adjacent markets resulting from our acquisitions of NCB and MCB.

•

Continuing to emphasize convenience for our customers by offering extended hours at the majority of our offices, alternative banking delivery systems that allow customers to pay bills, transfer funds and monitor account balances at any time, as well as products and services designed to meet the changing needs of our customers, such as our Rewards checking program discussed under the heading “Business of Charter Financial Corporation and CharterBank—Sources of Funds.”

•

Reducing our nonperforming assets and classified assets through diligent monitoring and resolution efforts, including problem assets of NCB and MCB. As of September 30, 2010, we had $64.4 million of non-performing loans and loans 90 days or more delinquent as well as $39.3 million of real estate owned, of which $9.3 million and $20.3 million, respectively, related to covered assets acquired from NCB and MCB. We have established problem asset resolution teams to resolve nonperforming assets and classified assets acquired in the NCB and MCB transactions. While the majority of these nonperforming assets do not pose a significant credit risk because they are covered under loss sharing agreements with the FDIC, reducing the amount of non-performing assets acquired in the NCB and MCB acquisitions will reduce the cost of carrying these assets. See “Asset Quality.”

•

Continuing to integrate the assets and liabilities we acquired from NCB in June 2009 and from MCB in March 2010, achieving operational efficiencies through the consolidation or relocation of our branches, and building on the NCB and MCB franchises by offering expanded products and services.

FDIC-Assisted Acquisitions

Neighborhood Community Bank. On June 26, 2009, CharterBank entered into an agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of Neighborhood Community Bank, a full service commercial bank headquartered in Newnan, Georgia. The NCB acquisition extended CharterBank’s retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. The acquisition of NCB’s four full-service branches, one of which has been closed, has expanded CharterBank’s market presence in west central Georgia within the I-85 corridor region in which CharterBank is seeking to expand.

CharterBank assumed $195.3 million of liabilities, including $137.0 million of retail deposits and $44.0 million of wholesale deposits with no deposit premium paid. The liabilities assumed by CharterBank also included $13.0 million of Federal Home Loan Bank advances and $981,000 of other liabilities. CharterBank acquired approximately $202.8 million of NCB’s assets, including $159.9 million in loans, net of unearned income, and $17.7 million of real estate owned at a discount of $26.9 million of fair value and other adjustments. The assets acquired also included $44.6 million of cash and cash equivalents, securities, Federal Home Loan Bank stock and other assets, including $19.4 million in cash that was received from the FDIC.

Under agreements with the FDIC, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $82.0 million. Loans, including commitments and other real estate owned covered under the loss sharing agreements with the FDIC are referred to in this Annual Report on Form 10-K as “covered loans” and “covered other real estate,” respectively. The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years. In addition to the $26.9 million of fair value discounts, CharterBank recorded an indemnification asset from the FDIC in the amount of $50.0 million as part of the loss sharing agreements, of which $38.9 million was received in cash prior to September 30, 2010.

CharterBank determined current fair value accounting estimates of the acquired assets and liabilities in accordance with accounting requirements for acquisition transactions. It is expected that CharterBank will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer, liquidation of collateral, or under the FDIC loss sharing agreements) to cover its 20% share of any losses on the covered loans and other real estate. CharterBank has further recorded a FDIC receivable for losses expected to be indemnified by the FDIC and also loan nonaccretable discounts for such credit losses. Furthermore, CharterBank expects to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. No goodwill or bargain purchase gain was recorded in the transaction.

The following table shows adjustments to the fair value of the assets and liabilities acquired and other acquisition accounting adjustments and the resulting gain from the NCB acquisition as of June 26, 2009.

	As Recorded by NCB	Aggregate fair value and other acquisition accounting adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$10,602,482	$19,414,855	(1)	$30,017,337
Securities	12,763,061	(14,395	)(2)	12,748,666
FHLB stock	1,157,700	—		1,157,700
Loans, net of unearned income	159,900,960	(65,194,681	)(3)	94,706,279
Other real estate owned	17,676,456	(10,240,018	)(4)	7,436,438
FDIC receivable for loss sharing agreements	—	49,991,245	(6)	49,991,245
Other assets	691,601	1,100,000		691,601
		(1,100,000)

Total assets acquired	$202,792,260	$(6,042,994)		$196,749,266	(5)

Liabilities:
Deposits	$181,325,925	$912,499	(7)	$182,238,424
FHLB advances	13,000,000	76,665	(8)	13,076,665
Other liabilities	981,190	452,987	(9)	1,434,177

Total liabilities assumed	195,307,115	1,442,151		196,749,266

Excess of assets acquired over liabilities assumed	$7,485,145

Aggregate fair value and other acquisition accounting adjustments		$(7,485,145)

(1)	Reflects the initial funds received from the FDIC on the acquisition date.
(2)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired investment securities portfolio.
(3)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity, market yield and servicing costs.
(4)	Reflects the estimated other real estate owned losses based on CharterBank’s evaluation of the acquired other real estate owned portfolio.
(5)	The carrying value of certain long-term assets, primarily the estimated fair value of acquired core deposit intangible of $1.1 million, was reduced to zero by the excess of the fair value of net assets acquired over liabilities assumed in the acquisition.
(6)	Reflects the estimated fair value of payments CharterBank will receive from the FDIC under the loss sharing agreements.
(7)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired time deposit portfolio.
(8)	This adjustment is required because rates on Federal Home Loan Bank advances were higher than rates available on similar borrowings as of the acquisition date.
(9)	Adjustments reflect estimated qualifying acquisition costs in the transaction.

On the June 26, 2009 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from NCB was $51.0 million, and the estimated fair value of such loans was $20.0 million. The impaired NCB loans were valued based on the liquidation value of the underlying collateral because the timing and amount of the expected cash flows could not be reasonably estimated. As a result, we have no accretable discount on these impaired loans. We established a credit risk discount (nonaccretable) of $31.0 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans. Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the NCB acquisition was $108.9 million, and the estimated fair value of the loans was $74.7 million. At such date, we established an allowance for loan losses of $23.8 million on these loans representing amounts which are not expected to be collected from the customer nor from liquidation of collateral. In our estimate of cash flows for the non-impaired NCB loans, we also recorded an accretable discount of $10.4 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. As of the acquisition date, we also recorded a net FDIC receivable of $50.0 million, representing FDIC indemnification under the loss sharing agreements for covered loans and other real estate. Such receivable has been discounted by $2.0 million for the expected timing and receipt of these cash flows. The ultimate collectibility of the FDIC receivable is dependent on the performance of the underlying covered assets, the passage of time and claims paid by FDIC.

The loss sharing agreements will likely have a material impact on our cash flows and operating results in both the short term and the long term. In the short term, it is likely that a significant amount of the covered loans will become delinquent or will have inadequate collateral to repay the loans. In such instances, we will stop accruing interest on the loans, which will affect operating results, and we will likely stop recognizing receipt of payments on these loans, which will affect cash flows. However, if a loan is subsequently charged off or written down after we exhaust our best efforts at collection, the loss sharing agreement will cover a substantial portion of the loss associated with the loans. Management believes that it has established sufficient nonaccretable discounts on covered assets representing its 20% loss sharing risk on estimated potential losses compared to their acquired contractual payment amounts. As a result, the Company’s operating results would only be adversely affected by loan losses on covered assets to the extent that such losses exceed the expected losses reflected in the fair value of the covered assets at the acquisition date. Nonaccretable discounts were also established within loans for any amounts expected to be recovered from the loss sharing agreements with the FDIC because such amounts are disclosed within the FDIC receivable.

The effects of the loss sharing agreements on cash flows and operating results in the long term will be similar to the short-term effects described above. The long-term effects will depend primarily on the ability of borrowers to make required payments over time. As the loss sharing agreements cover up to a 10-year period (5 years for loans other than single family residential mortgage loans), changing economic conditions will likely affect the timing of future charge-offs and the resulting reimbursements from the FDIC. We believe that any recapture of interest income and recognition of cash flows from borrowers or amounts received from the FDIC (as part of the FDIC indemnification asset) may be recognized unevenly over this period, as we exhaust our collection efforts under our normal practices. In addition, we recorded substantial discounts related to the purchase of covered loans and assets. A portion of these discounts will be accretable to income over the term of the loss sharing agreements and will be dependent upon the timing and success of our collection efforts on the covered loans.

The former NCB franchise is currently operating under the CharterBank name. Since the acquisition, retail customer deposits have increased slightly through September 30, 2010, which significantly exceeds the pre-acquisition planning targets. CharterBank converted operational systems at the former NCB branches in November 2009.

McIntosh Commercial Bank. On March 26, 2010, CharterBank entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of McIntosh Commercial Bank, a full-service commercial bank headquartered in Carrollton, Georgia. The MCB acquisition extended CharterBank’s retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of two of MCB’s four full-service branches has expanded CharterBank’s market presence in west central Georgia within the I-85 corridor region and adjacent areas in which CharterBank is seeking to expand.

CharterBank assumed $306.2 million of liabilities, including $198.5 million of retail deposits and $96.8 million of wholesale deposits with no deposit premium paid. The liabilities assumed by CharterBank also included $9.5 million of FHLB advances and other borrowings and $1.4 million of other liabilities. CharterBank acquired approximately $322.6 million of MCB’s assets, including $207.6 million in loans, net of unearned income, and $55.3 million of real estate owned at a discount of $53.0 million. The assets acquired also included $68.9 million of cash and cash equivalents and $27.4 million of securities and other assets.

Under agreements with the FDIC, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $106.0 million. Loans, including commitments and other real estate owned covered under the loss sharing agreements with the FDIC are referred to in this Annual Report on Form 10-K as “covered loans” and “covered other real estate,” respectively. The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years. CharterBank recorded an indemnification asset from the FDIC in the amount of $108.3 million as part of the loss sharing agreements.

CharterBank determined current fair value accounting estimates of the acquired assets and liabilities in accordance with new accounting requirements for business combinations under which the assets acquired and liabilities assumed are recorded at their respective acquisition date fair values. The fair value estimates of MCB’s assets and liabilities acquired from the FDIC are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, information regarding the Company’s estimates of fair value may be adjusted for a period of up to one year following the acquisition date. It is expected that CharterBank will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer, liquidation of collateral, or under the FDIC loss sharing agreements) to cover its 20% share of any losses on the covered loans and other real estate. CharterBank has further recorded a FDIC receivable for losses expected to be indemnified by the FDIC and also loan nonaccretable discounts for such credit losses. Furthermore, CharterBank expects to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. In addition, CharterBank recorded in noninterest income approximately $9.3 million in a pre-tax acquisition gain, or negative goodwill, as a result of the MCB transaction which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed.

The following table shows adjustments to the fair value of the assets and liabilities acquired and the resulting gain from the MCB acquisition as of March 26, 2010.

	As Recorded by MCB		Fair Value Adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$32,285,757		$36,629,236	(1)	$68,914,993
FHLB and other bank stock	1,321,710		(200,410	)(2)	1,121,300
Investment securities	24,744,318		(75,028	)(2)	24,669,290
Loans, net of unearned income	207,644,252		(110,645,341	)(3)	96,998,911
Other real estate owned	55,267,968		(40,136,424	)(4)	15,131,544
FDIC receivable for loss sharing agreements	—		108,252,007	(5)	108,252,007
Core deposit intangible	—		258,811	(6)	258,811
Other assets	1,313,923		(427,702	)(7)	886,221

Total assets acquired	$322,577,928		$(6,344,851)		$316,233,077

Liabilities:
Deposits:
Noninterest-bearing	$5,443,673		$—		$5,443,673
Interest-bearing	289,862,953		683,100	(8)	290,546,053

Total Deposits	295,306,626		683,100		295,989,726
FHLB advances and other borrowings	9,491,486		—		9,491,486
Deferred tax liability	—		3,737,126	(9)	3,737,126
Other liabilities	1,409,048		—		1,409,048

Total liabilities assumed	306,207,160		4,420,226		$310,627,386

Excess of assets acquired over liabilities assumed	$16,370,768	(10)

Aggregate fair value adjustments			$(10,765,077)

Net assets of MCB acquired					$5,605,691

(1)	Reflects the initial funds received from the FDIC on the acquisition date.
(2)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired investment securities portfolio.
(3)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.
(4)	Reflects the estimated other real estate owned losses based on CharterBank’s evaluation of the acquired other real estate owned portfolio.
(5)	The estimated fair value of payments CharterBank will receive from the FDIC under the loss sharing agreements.
(6)	The estimated fair value of acquired core deposit intangible.
(7)	Reflects the estimated fair value adjustment of other assets.
(8)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired time deposit portfolio.
(9)	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.
(10)	Represents the excess of assets acquired over liabilities assumed; since the asset discount bid of $53 million exceeded this amount, the difference resulted in a cash settlement from the FDIC on the acquisition date.

Accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the MCB acquisition as uncertainty regarding collectibility of future contractual payments are incorporated into the fair value measurement. On the March 26, 2010 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from MCB was $136.9 million, and the estimated fair value of such loans was $50.4 million. The impaired MCB loans were generally valued based on the liquidation value of the underlying collateral because most of the loans are collateral dependent. We established credit risk related discounts (nonaccretable) of $73.8 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans. Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the MCB acquisition was $70.8 million, and the estimated fair value of the loans was $46.6 million. We established credit risk related discounts of $18.9 million on these non-impaired loans. In our estimate of cash flows for the MCB loans, we also recorded accretable discounts of $17.9 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents cash flows expected to be collected. As of the acquisition date, we also recorded a net FDIC receivable of $108.3 million, representing FDIC indemnification under the loss sharing agreements for covered loans and other real estate. Such receivable has been discounted by $1.7 million for the expected timing of receipt of these cash flows.

For the quarter ended March 31, 2010 and year ended September 30, 2010, we retrospectively lowered the gain recognized on the purchase of MCB from $15.6 million to $9.3 million. This was required by FASB ASC 805, “Business Combinations,” when, during the quarter, we obtained third-party appraisals and other valuations for the majority of MCB’s collateral-dependent problem loans and foreclosed real estate indicating, overall, that the appraised values were lower than our original estimates made as of the acquisition date. Any losses beyond the revised estimate, should they occur, would be covered by the FDIC at the 95% reimbursement rate provided in the loss share agreement with the FDIC.

The loss sharing agreements will likely have a material impact on our cash flows and operating results in both the short term and the long term. In the short term, it is likely that a significant amount of the covered loans will become delinquent or will have inadequate collateral to repay the loans. In such instances, we will stop accruing interest on the loans, which will affect operating results, and we will likely stop recognizing receipt of payments associated with the loans. Management believes that it has established sufficient nonaccretable discounts on covered assets representing expected credit losses. Nonaccretable discounts were also established within loans for any amounts expected to be recovered from the loss sharing agreements with the FDIC because such amounts are disclosed separately within the FDIC receivable.

The effects of the loss sharing agreements on cash flows and operating results in the long term will be similar to the short-term effects described above. The long-term effects will depend primarily on the ability of borrowers to make required payments over time. As the loss sharing agreements cover up to a 10-year period (5 years for loans other than single family residential mortgage loans), changing economic conditions will likely affect the timing of future charge-offs and the resulting reimbursements from the FDIC. We believe that any recapture of interest income and recognition of cash flows from borrowers or amounts received from the FDIC (as part of the FDIC indemnification asset) may be recognized unevenly over this period, as we exhaust our collection efforts under our normal practices. In addition, we recorded substantial discounts related to the purchase of covered loans and assets. A portion of these discounts will be accretable to income over the term of the loss sharing agreements and will be dependent upon the timing and success of our collection efforts on the covered loans.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. They require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The following are the accounting policies that we believe are critical. For a discussion of recent accounting pronouncements, see Note 1 of the Notes to our Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

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

Charter Financial segments its allowance for loan losses into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. An organizationally independent department reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The allowances for loans rated satisfactory are further subdivided into various types of loans as defined by loan type. Charter Financial has developed specific quantitative allowance factors to apply to each individual component of the allowance and considers loan charge-off experience over the most recent two years. These quantitative allowance factors are based upon economic, market and industry conditions that are specific to Charter Financial’s local markets. These quantitative allowance factors consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the quantitative allowance factors are included in the various individual components of the allowance for loan losses. In addition, we use some qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. However, it is management’s opinion that these items do represent uncertainties in CharterBank’s business environment that must be factored into CharterBank’s analysis of the allowance for loan losses. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary based on changes in economic conditions or changes in accounting guidance on reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. During fiscal year 2009, we changed our methodology for determining the loan loss allowance to use a loan loss history of two years rather than ten years. This change was made upon discussion with the Office of Thrift Supervision, our primary federal regulator.

Management believes that the allowance for loan losses is adequate. At September 30, 2010, Charter Financial had 95.8% of its total non-covered loan portfolio secured by real estate, with one- to four-residential mortgage loans comprising 23.0% of the total non-covered loan portfolio, commercial real estate loans comprising 58.0% of the total non-covered loan portfolio, and construction loans comprising 9.9% of the total non-covered loan portfolio. Charter Financial carefully monitors its commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions. The residential category represents those loans Charter Financial chooses to maintain in its portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so Charter Financial takes no credit or interest rate risk with respect to these loans.

Through the FDIC-assisted acquisition of the assets of NCB, we established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $15.6 million at September 30, 2010. Management believes this allowance for non-impaired covered loans is adequate. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB and MCB, we established non-accretable discounts for the acquired impaired loans and we also established non-accretable discounts for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the year ended September 30, 2010, we increased non-accretable discounts relating to NCB-acquired loans by $2.1 million and recorded $421 thousand as a charge to earnings with $1.7 million recorded as an increase to the FDIC receivable. Additionally, for the year ended September 30, 2010, we decreased our estimate of the MCB acquisition gain by $6.3 million to $9.3 million. Non-accretable discounts related to acquired MCB loans were increased from an initial estimate of $58 million to $92.7 million during the fourth quarter based on subsequent appraisal information obtained. These revised estimates of lower cash flows were based on conditions and circumstances which existed at the acquisition date of March 26, 2010.

Other-Than-Temporary Impairment of Investment Securities. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security. In connection with the assessment for other than temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, reviews average credit score data of underlying mortgagees, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

See “Risk Factors—We could record future losses on our securities portfolio.”

Real Estate Owned. Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on real estate owned which are charged to expense. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded in noninterest expense in the consolidated statements of income.

Mortgage Banking Activities. As a part of normal business operations, CharterBank originates residential mortgage loans that have been pre-approved for sale to secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to before CharterBank agrees to originate the loan. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms and generally on a servicing released basis. CharterBank records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to service release premiums received from the investors and the realization of origination fees received from borrowers that were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by CharterBank and the subsequent reimbursement by the investors, CharterBank carries the loans on its balance sheet at the lower of cost or market value. Fees for servicing loans for investors are based on the outstanding principal balance of the loans serviced and are recognized as income when earned.

Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions. In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2010.

Deferred Income Taxes. Management estimates income tax expense using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the amount of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, management assesses the relative merits and risks of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, reversing temporary differences which may offset, and the implementation of various tax plans to maximize realization of the deferred tax asset. Management has determined that no valuation allowances were necessary relating to the realization of its deferred tax assets.

Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements.

Receivable from FDIC Under Loss Sharing Agreements. Under loss sharing agreements with the FDIC, we recorded a receivable from the FDIC equal to 80 percent or 95 percent, as applicable, of the estimated losses in the covered loans and other real estate acquired in an FDIC-assisted transaction. The receivable was recorded at the present value of the estimated cash flows at the date of the acquisition and will be reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure change. Most third party expenses on other acquired real estate and covered impaired loans are covered under the loss sharing agreements and the cash flows from the reimbursable portion are included in the estimate of the FDIC receivable when incurred.

Estimation of Fair Value. The estimation of fair value is significant to certain of our assets, including investment securities available for sale, other real estate owned, assets and liabilities subject to acquisition accounting and the value of loan collateral for impaired loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, generally accepted accounting principles require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves. For additional information relating to the fair value of our financial instruments, see Note 16 to the consolidated financial statements.

Comparison of Financial Condition at September 30, 2010 and 2009

Assets. Total assets increased by $251.6 million, or 26.9%, to $1.2 billion at September 30, 2010 from $936.9 million at September 30, 2009. The increase was due primarily to our acquisition of $322.6 million of assets of MCB from the FDIC, partially offset by purchase discounts and a reduction in cash used for the immediate repayment of wholesale liabilities. Cash and cash equivalents increased to $235.6 million at September 30, 2010, up from $53.8 million at September 30, 2009. In addition to the cash and cash equivalents, the FDIC receivable for loss sharing increased from $26.5 million at September 30, 2009 to $89.8 million at September 30, 2010.

Loans. At September 30, 2010, total loans were $599.4 million, or 50.4% of total assets. During the year ended September 30, 2010, our loan portfolio increased by $46.8 million, or 8.48%. The increase was primarily due to the acquisition of $97.0 million of loans at fair value in the MCB transaction, which was partially offset by paydowns in both the legacy and acquired portfolios. Of the $599.4 million in loans as of September 30, 2010, $148.1 million were covered by FDIC loss sharing agreements.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to four-family residential real estate (1)	$106,041	16.9%	$126,097	20.9%	$138,205	31.6%	$138,528	33.6%	$143,888	37.7%
Commercial real estate	267,726	42.6	270,062	44.8	222,056	50.8	181,585	44.0	158,003	41.4
Real estate construction (2)	45,930	7.3	43,965	7.3	39,563	9.0	52,040	12.6	43,655	11.5
Commercial	19,604	3.1	10,466	1.7	15,543	3.6	18,999	4.6	16,921	4.4
Consumer and other loans (3)	22,486	3.6	22,715	3.7	22,154	5.0	21,267	5.2	19,255	5.0
Covered loans (4)	182,335	26.5	122,060	21.6	—	—	—	—	—	—

Total loans	644,122	100.0%	595,365	100.0%	437,521	100.0%	412,419	100.0%	381,722	100.0%

Other items:
Net deferred loan (fees)	(758)		(857)		(804)		(852)		(909)
Allowance for loan losses-non-covered loans	(9,797)		(9,332)		(8,244)		(6,013)		(6,086)
Allowance for loan losses-covered loans (5)	(15,554)		(23,832)		—		—		—
Accretable discount (5)	(18,643)		(8,794)		—		—		—

Loans receivable, net	$599,370		$552,550		$428,473		$405,554		$374,727

(1)	Excludes loans held for sale of $2,061, $1,123, $1,292, $921 and $909 at September 30, 2010, 2009, 2008, 2007 and 2006, respectively.
(2)	Net of undisbursed proceeds on loans-in-process.
(3)	Includes home equity loans, lines of credit and second mortgages.
(4)	Consists of loans and commitments acquired in the NCB and MCB acquisitions that are covered by loss sharing agreements with the FDIC. Such amounts are presented net of non-accretable discounts of $52,861 and $7,137 at September 30, 2010 and 2009, respectively.
(5)	See Note 7 to the Notes to our Consolidated Financial Statements.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate (1)		Commercial real estate(2)		Real estate Construction (3)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During the Years Ending September 30,
2011	$4,753	6.93%	$105,822	6.50%	$48,197	4.90%
2012	2,380	6.36	61,702	5.17	1,583	4.91
2013	4,395	6.45	39,962	6.23	2,493	5.85
2014 to 2015	1,809	6.05	20,058	5.45	118	7.00
2016 to 2020	10,230	5.49	31,478	6.02	—	—
2021 to 2025	15,326	6.06	40,405	5.68	—	—
2026 and beyond	77,195	5.42	81,091	6.33	—	—

Total	$116,088	5.66%	$380,518	6.08%	$52,391	4.95%

	Commercial (4)		Consumer and other loans (5)		Total (6)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2011	$21,568	5.20%	$1,242	6.37%	$181,582	5.95%
2012	11,023	3.65	3,431	5.64	80,119	5.01
2013	5,590	5.94	2,207	6.19	54,647	6.20
2014 to 2015	2,907	6.26	3,396	5.38	28,288	5.57
2016 to 2020	4,018	4.31	15,812	4.94	61,538	5.54
2021 to 2025	1,555	4.94	5,415	3.83	62,701	5.60
2026 and beyond	1,249	7.97	176	6.48	159,711	5.90

Total	$47,910	5.06%	$31,679	5.07%	$628,586	5.77%

(1)	Includes $9,596 of covered loans.
(2)	Includes $134,859 of covered loans.
(3)	Includes $8,000 of covered loans. Presented net of undisbursed proceeds on loans-in-progress.
(4)	Includes $45,208 of covered loans.
(5)	Includes $10,135 of covered loans.
(6)	Excludes nonaccretable discounts, allowance for loan losses on covered loans, and net deferred loan fees.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2010 that are contractually due after September 30, 2011.

	Due After September 30, 2011
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family residential real estate	$42,151	$69,185	$111,336
Commercial real estate	102,638	172,058	274,696
Real estate construction	2,611	1,582	4,193
Commercial	15,639	10,704	26,343
Consumer and other loans	5,109	25,328	30,437

Total loans	$168,148	$278,857	$447,005

Investment and Mortgage Securities Portfolio. At September 30, 2010, our investment and mortgage securities portfolio totaled $133.2 million, compared to $206.1 million at September 30, 2009. The decrease reflected normal amortization in our mortgage-backed securities and collateralized mortgage obligation portfolios. The decrease also reflected the sale of certain securities, including the sale of about half the securities received in the MCB acquisition and the sale of six private-label mortgage securities with an aggregate book value of $19.3 million for a gain of approximately $165,000 during the third quarter of 2010. In addition, the decrease reflected unrealized losses of approximately $2.5 million on certain collateralized mortgage obligations due to liquidity risk, changes in interest rates and other market uncertainties, and our decision to treat as other than temporarily impaired the entirety of our $1.0 million investment in the common stock of an unaffiliated Georgia community bank, which reflected negative trends in its overall financial condition, the illiquidity of its common stock, and the recent issuance to this community bank of a consent order by the FDIC and the Georgia Department of Banking and Finance. The foregoing decreases in our portfolio more than offset the acquisition of approximately $24.7 million of investments and mortgage securities in the MCB transaction.

Our sale of the private-label mortgage securities (referred to above) resulted from our reevaluation of the private-label mortgage securities portfolio in light of the changing circumstances that led to the other-than-temporary impairment charge in the second quarter of 2010. Notwithstanding the sale, however, we are reaffirming our intent and ability to hold the rest of the securities in this portfolio. As indicated by the gain on the securities sold, these sold securities had generally maintained their market values, but they had long term cash flows and/or had been downgraded by one or more rating agencies. The securities that we did not sell either had shorter cash flows or prices that had deteriorated due to illiquidity of the market and related market uncertainties about default rates, and we believe the cash flows will exceed the current market value.

We review our investment portfolio on a quarterly basis for indications of impairment. In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows. If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss. At September 30, 2010, we held no securities in our investment portfolio with other-than-temporary impairment, except for two non-agency collateralized mortgage obligations, which are discussed further below. At September 30, 2010, these two non-agency securities had a combined book value of $3.9 million and combined unrecognized losses of $1.3 million.

The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated. At September 30, 2010, all investment and mortgage securities were classified as available for sale.

	At September 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Investment securities:
U.S. Government sponsored	$—	$—	$4,157	$4,435	$34,351	$34,291
Municipals	100	103	—	—	—	—

Total investment securities	100	103	4,157	4,435	34,351	34,291

Mortgage-backed and mortgage-related securities:
Fannie Mae	35,164	35,962	53,593	53,975	95,183	94,669
Ginnie Mae	25,437	26,098	5,745	5,979	9,323	9,378
Freddie Mac	7,135	7,614	27,438	27,679	6,384	6,358

Total mortgage-backed and mortgage- related securities	67,736	69,674	86,776	87,633	110,890	110,405

Collateralized mortgage obligations:
Fannie Mae	9,605	9,872	37,302	37,706	20,786	20,055
Ginnie Mae	6,131	6,108	—	—	998	999
Freddie Mac	20,516	20,785	19,206	19,380	28,712	28,213
Other	34,395	26,641	71,160	56,908	92,529	83,176

Total collateralized mortgage obligations	70,647	63,406	127,668	113,994	143,025	132,443

Total mortgage-backed securities and collateralized mortgage obligations	138,383	133,080	214,444	201,627	253,915	242,848

Total	$138,483	$133,183	$218,601	$206,062	$288,266	$277,139

We analyze our non-agency collateralized mortgage securities for other than temporary impairment at least quarterly. We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors. Our first test is to consider loss coverage of greater than five times losses (assumes loss of 40% of balance and defaults of 60% on 60-day delinquencies, 70% on 90-day delinquencies, 100% on foreclosures and other real estate owned). If a bond passes this test, we consider it not other than temporarily impaired. For bonds that do not pass the first test, we apply the Bloomberg default model, and if the bond shows no losses we consider it not other than temporarily impaired. If a bond shows material losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other than temporarily impaired.

The following table shows issuer-specific information, book value, fair value and unrealized losses for our portfolio of non-agency collateralized mortgage obligations as of September 30, 2010. At September 30, 2010, we had recorded $1.9 million of other than temporary impairment charges with respect to CWALT 2005-63 2A2, and $649,000 of other than temporary impairment charges with respect to SARM 2005-15 2A2 . No other mortgage securities in our investment portfolio were other than temporarily impaired at September 30, 2010.

Description (Ticker) (1)	Credit Ratings (2)	Geography (3)	Book Value		Market Value	Unrealized Gain (Loss)
CWALT 2005-63 2A2 (ALTARM)	C	CA 19.4	689,649	(4)	578,268	(111,381)
CMSI 1993-14 A3 (WHARM)	Aaa	NY 88.9	195,180		184,583	(10,597)
CMLTI 2004-HYB1 A31 (WHARM)	AAA	CA 48.9	2,016,531		1,895,408	(121,123)
FHASI 2003-8 1A21 (WH15)	Aaa	CA 30.8	1,189,394		1,156,400	(32,994)
GSR 2003-4F 1A2 (WH30)	AAA	OH 46.6	1,415,759		1,442,658	26,899
GSR 2005-2F 1A2 (WHARM)	AAA	CA 48.2	2,022,623		2,036,830	14,207
MASTR 2003-8 4A1 (WH15)	AAA	CA 100.0	1,897,594		1,936,011	38,417
MARM 2004-7 5A1 (WH15)	Aa2	CA 45.4	7,300,054		6,696,510	(603,544)
MARM 2004-13 B1 (WHARM)	B+	CA 86.8	7,589,249		2,803,556	(4,785,693)
MARM 2004-15 4A1 (WHARM)	Baa2	CA 50.2	3,412,197		3,020,935	(391,262)
SARM 2005-15 2A2 (WHARM)	CCC	CA 25.8	3,243,322	(5)	2,071,329	(1,171,993)
SARM 2004-6 3A3 (WH15)	AAA	CA 58.7	1,515,431		914,345	(601,086)
WFMBS 2006-12 A1 (ALTARM)	Baa2	CA 35.2	1,907,945		1,904,255	(3,690)

Total			$34,394,928		$26,641,088	$(7,753,840)

(1)	“Ticker” indicates the nature of the underlying collateral for the security, with WH15 representing 15 year fixed rate whole loans, WH30 representing 30 year fixed rate whole loans, WHARM representing adjustable rate whole loans and ALTARM represents Alt-A adjustable rate mortgage loans. None of the underlying loans have negative amortization.
(2)	Represents the lowest credit rating.
(3)	Represents the amount of loans in the state with the highest amount of loans collateralizing the security, as a percentage of the amount of all loans providing collateral.
(4)	Net of other than temporary impairment charges of $1,877,897.
(5)	Net of other than temporary impairment charges of $648,777.

Cash flow analysis indicates that the yields on all of the securities listed in the table are maintained. The unrealized losses shown may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches. As of September 30, 2010, the securities above were classified as available for sale and $2.5 million had been recognized as impairment through net income. Based on the analysis performed by management as of September 30, 2010, the company deemed it probable that all contractual principal and interest payments on the above securities, other than the two securities identified above as being other than temporarily impaired, will be collected and therefore there is no other than temporary impairment.

Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	Less than One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities:
U.S. Governmental sponsored	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Municipals	—	—	100	3.85	—	—	—	—	100	103	3.85

Total investment securities	—	—	100	3.85	—	—	—	—	100	103	3.85

Mortgage-backed securities:
Fannie Mae	—	—	—	—	10,056	4.86	25,108	4.99	35,164	35,962	4.95
Ginnie Mae	—	—	1,622	6.25	3,777	4.67	1,736	6.50	7,135	7,614	5.47
Freddie Mac	—	—	—	—	—	—	25,437	5.06	25,437	26,098	5.06

Total mortgage-backed and mortgage-related securities	—	—	1,622	6.25	13,833	4.81	52,281	5.07	67,736	69,674	5.05

Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	1,193	4.50	8,412	5.60	9,605	9,872	4.07

Ginnie Mae	—	—	1,529	4.50	—	—	4,602	5.50	6,131	6,108	4.97
Freddie Mac	2,342	5.25	—		—	—	18,174	4.81	20,516	20,785	4.86
Other	—	—	—		3,313	4.71	31,082	3.50	34,395	26,641	3.62

Total collateralized mortgage obligations	2.342	5.25	1,529	4.50	4,506	4.66	62,270	4.07	70,647	63,406	4.16

Total	$2,342	5.25%	$3,251	5.24%	$18,339	4.77%	$114,551	4.53%	$138,483	$133,183	4.59%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. The total cash surrender values of such policies at September 30, 2010 and 2009 were $31.7 million and $30.6 million, respectively.

Deposits. Total deposits increased $225.5 million, or 37.7%, to $823.1 million at September 30, 2010 from $597.6 million at September 30, 2009. The increase was caused primarily by the assumption of $295.3 of deposits in the MCB transaction, partially offset by the payoff of wholesale CDs acquired in the MCB transaction. At September 30, 2010, $739.7 million of deposits were retail deposits and $83.4 million were brokered and other wholesale deposits. Funds on deposit from credit unions and brokered deposits are considered as wholesale deposits.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2010			2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$17,641	2.4%	0.39%	$12,842	2.7%	0.25%	$11,616	2.6%	0.25%
Certificates of deposit	453,142	62.7	2.08	291,760	61.3	2.46	256,037	57.7	3.60
Money market	88,445	12.2	0.74	80,759	17.0	5.55	94,838	21.4	1.06
Demand and NOW	164,073	22.7	1.26	90,445	19.0	0.31	81,110	18.3	0.30

Total deposits	$723,301	100.0%	1.69%	$475,806	100.0%	2.55%	$443,601	100.0%	2.37%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2010	2009	2008
	(In thousands)

Interest Rate:
Less than 2.00%	$220,960	$125,167	$4,409
2.00% to 2.99%	210,736	108,007	32,539
3.00% to 3.99%	57,834	85,961	104,867
4.00% to 4.99%	10,569	45,922	63,765
5.00% to 5.99%	9,772	15,675	45,093
6.00% to 6.99%	93	—	2

Total	$509,964	$380,732	$250,675

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2010
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
2.99% and below	$314,904	$73,756	$22,015	$21,021	$431,696	84.65%
3.00% to 3.99%	14,041	10,232	2,545	31,016	57,834	11.34
4.00% to 4.99%	6,361	1,712	1,981	515	10,569	2.07
5.00% to 5.99%	6,707	2,948	117	—	9,772	1.92
6.00% to 6.99%	74	19	—	—	93	0.02

Total	$342,087	$88,667	$26,658	$52,552	$509,964	100.00%

As of September 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $264.8 million. The following table sets forth the maturity of those certificates as of September 30, 2010.

	At September 30, 2010
	Retail (1)	Wholesale (2)
	(In thousands)
Three months or less	$43,368	$22,049
Over three months through six months	29,671	10,262
Over six months through one year	44,533	12,458
Over one year to three years	47,635	18,780
Over three years	30,922	5,201

Total	$196,129	$68,750

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2010, was 2.18%.
(2)	Wholesale certificates of deposit include brokered deposits and deposits from other financial institutions. The weighted average interest rate for all wholesale certificates of deposit at September 30, 2010, was 1.88%. After March 31, 2010, CharterBank reduced the interest rate on approximately $60 million of MCB’s wholesale deposits to 15 basis points, which resulted in the withdrawal of essentially all of these deposits.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. In the past, our borrowings also have included securities sold under agreements to repurchase. At September 30, 2010, borrowings equaled $212.0 million, a decrease of $15.0 million from September 30, 2009. The decrease was primarily due to the payoff of maturing Federal Home Loan Bank advances.

At September 30, 2010, we still had available Federal Home Loan Bank advances of up to $458.4 million under existing lines of credit. However, based upon available investment and loan collateral except cash, additional advances at September 30, 2010, would have been very limited. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$212,000	$227,000	$267,000
Average balance during year	$214,996	$260,158	$255,740
Maximum outstanding at any month end	$217,000	$275,500	$267,000
Weighted average interest rate at end of year	4.91%	4.82%	4.65%
Average interest rate during year	4.90%	4.80%	4.79%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated. At September 30, 2010, approximately $37.7 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged.

	At or For the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
Balance at end of year	$—	$—	$—
Average balance during year	$204	$—	$4,713
Maximum outstanding at any month end	$245	$—	$9,935
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	0.29%	—%	4.67%

The following table sets forth information concerning balances and interest rates on our credit line at the Federal Reserve Bank at the dates and for the periods indicated.

	At or For the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
Balance at end of year	$—	$—	$—
Average balance during year	$—	$100,000	$—
Maximum outstanding at any month end	$—	$10,000,000	$—
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	—%	0.30%	—%

Equity. At September 30, 2010, total equity equaled $135.8 million (or $7.49 per share), a $37.5 million increase from September 30, 2009. The increase was primarily due to the capital raised in our incremental conversion of $27.9 million. Other contributions to increased capital were net income of $5.9 million for the year ended September 30, 2010 and a $4.8 million increase in accumulated other comprehensive income resulting from a decrease in unrealized losses on securities available for sale, $2.5 million net of taxes.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	2010			2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

Interest-earning assets:
Loans (2)(3):
One- to four-family residential real estate	$121,397	$6,612	5.45%	$133,382	$7,566	5.67%	$136,445	$7,994	5.86%
Commercial real estate	346,701	26,737	7.71	259,050	16,888	6.52	200,863	14,944	7.44
Real estate construction	59,790	2,403	4.02	49,853	2,278	4.57	45,411	3,130	6.89
Commercial	52,377	4,926	9.40	23,243	1,139	4.90	18,585	1,182	6.36
Consumer and other loans	34,158	1,917	5.61	25,336	1,441	5.69	22,213	1,622	7.30

Total loans	614,423	42,595	6.93	490,864	29,312	5.97	423,517	28,872	6.82
Securities(3):
Mortgage-backed securities and collateralized mortgage obligations	177,484	6,983	3.93	223,851	10,700	4.78	257,462	12,210	4.74
Municipal bonds	34	2	5.88	—	—	—	173	7	—
FHLB common stock and other equity securities	14,427	50	0.35	13,572	29	0.21	13,026	663	5.14
Other securities	3,994	193	4.83	21,419	484	2.26	32,208	1,190	3.67

Total securities	195,939	7,228	3.69	258,842	11,213	4.33	302,869	14,070	4.65
Freddie Mac common stock	—	—	—	—	—	—	92,992	2,499	2.69
Interest-bearing deposits in other financial institutions	43,453	135	0.31	14,915	34	0.23	27,240	936	3.44

Total interest-earning assets including Freddie Mac common stock	853,815	49,958	5.85	764,621	40,559	5.30	846,618	46,377	5.48

Noninterest-earning assets	200,020			78,030			64,636

Total assets	$1,053,835			$842,651			$911,254

Interest-bearing liabilities:
Savings accounts	$17,641	69	0.39%	$12,842	33	0.26%	$11,616	$28	0.24%
Certificates of deposit	453,142	9,437	2.08	291,760	8,741	3.00	256,037	11,287	4.41
Money market accounts	88,445	657	0.74	80,759	935	1.16	94,838	2,644	2.79
Demand and NOW accounts	117,310	2,064	1.76	55,553	391	0.70	49,051	566	1.15

Total deposits	676,538	12,227	1.81	440,914	10,100	2.29	411,542	14,525	3.53
Federal Home Loan Bank advances	214,996	10,529	4.90	260,158	12,499	4.80	251,028	12,026	4.79
Securities sold under agreement to repurchase	—	—	—	—	—	—	4,712	219	4.65
Other borrowings	76	1	1.32	—	—	—	—	—

Total interest-bearing liabilities	891,610	22,757	2.55	701,072	22,599	3.22	667,282	26,770	4.01

Non-interst-bearing deposits	46,763			34,892			32,060

Other non-interest-bearing liabilities	9,813			3,972			42,782
Total non-interest-bearing liabilities	56,576			38,864			74,842
Total liabilities	948,186			739,936			742,124
Equity	105,649			102,715			169,130

Total liabilities and equity	$1,053,835			$842,651			$911,254

Net interest income		$27,201			$17,960			$19,607

Net interest rate spread (4)			3.30%			2.08%			1.47%
Net interest-earning assets (5)	$(19,948)			$63,549			$179,336

Net interest margin (6)			3.19%			2.35%			2.32%

Average of interest-earning assets to interest-bearing liabilities	95.76%			109.06%			126.88%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.
(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Year Ended September 30, 2010 Compared to Year Ended September 30, 2009 Increase/(Decrease)
	Due to
	Volume	Rate	Combined	Net
	(In thousands)
Interest earning assets:
Interest-bearing deposits in other financial institutions	$65	$12	$24	$101
FHLB common stock and other equity securities	2	18	1	21
Mortgage-backed securities and collateralized mortgage obligations available for sale	(2,216)	(1,893)	392	(3,717)
Other investment securities available for sale	(393)	553	(449)	(289)
Loans receivable	7,676	4,444	1,164	13,284

Total interest-earning assets	5,134	3,134	1,132	9,400
Interest-bearing liabilities:
NOW accounts	$435	$586	$652	$1,673
Savings accounts	12	17	6	35
Money market deposit accounts	89	(335)	(32)	(278)
Certificates of deposit	4,835	(2,664)	(1,474)	697

Total interest-bearing deposits	5,371	(2,396)	(848)	2,127
Borrowed funds	(2,166)	238	(41)	(1,969)

Total interest-bearing liabilities	$3,205	$(2,158)	$(889)	$158

Change in net interest income including Freddie Mac common stock	$1,929	$5,292	$2,021	$9,242

	Year Ended September 30, 2009 Compared to Year Ended September 30, 2008 Increase/(Decrease)
	Due to
	Volume	Rate	Combined	Net
	(In thousands)
Interest earning assets:
Interest-bearing deposits in other financial institutions	$(424)	$(874)	$395	$(902)
FHLB common stock and other equity securities	28	(642)	(27)	(641)
Mortgage-backed securities and collateralized mortgage obligations available for sale	(1,594)	97	(13)	(1,510)
Other investment securities available for sale	(403)	(458)	155	(706)
Loans receivable	4,591	(3,582)	(570)	440

Total interest-earning assets	2,199	(5,459)	(59)	(3,319)
Freddie Mac common stock (1)	(2,499)	—	—	(2,499)

Total interest-earning assets and Freddie Mac common stock	$(300)	$(5,459)	$(59)	$(5,818)

Interest-bearing liabilities:
NOW accounts	$75	$(221)	$(29)	$(175)
Savings accounts	3	2	—	5
Money market deposit accounts	(393)	(1,546)	230	(1,709)
Certificates of deposit	1,575	(3,616)	(505)	(2,546)

Total interest-bearing deposits	1,260	(5,381)	(304)	(4,425)
Borrowed funds	212	42	1	254

Total interest-bearing liabilities	$1,472	$(5,339)	$(303)	$(4,171)

Change in net interest income including Freddie Mac common stock	$(1,771)	$(120)	$244	$(1,647)

(1)	The entire decrease in income from Freddie Mac common stock from fiscal 2008 to 2009 has been attributed to volume as all remaining shares were sold prior to the end of fiscal 2008.

Comparison of Operating Results for the Years Ended September 30, 2010 and 2009

General. Net income increased $3.6 million, or 156.4%, to $5.9 million for the year ended September 30, 2010 from $2.3 million for the year ended September 30, 2009. The increase was primarily due to the $9.3 million pre-tax acquisition gain on the assets and liabilities of MCB acquired from the FDIC on March 26, 2010. The acquisition gain represented the amount by which the estimated fair value of the assets acquired exceeded the fair value of the liabilities assumed. The increase in net income also reflected earnings on the assets and liabilities acquired in the MCB acquisition. Net interest income increased to $27.2 million for the year ended September 30, 2010 from $18.0 million for the year ended September 30, 2009, reflecting improved interest rate spreads and net interest margins.

Interest and Dividend Income. Total interest and dividend income increased $9.4 million, or 23.2%, to $50 million for the year ended September 30, 2010 from $40.6 million for the year ended September 30, 2009. Interest on loans increased $13.3 million, or 45.3%, to $42.6 million as a result of a $123.6 million, or 25.2%, increase in the average balance of loans receivable to $614.4 million and a 96 basis point increase in the average yield on loans. The increase in the average balance was primarily the result of the acquisition of $227.0 million of loans in the MCB and NCB transactions. The increase in the average yield on loans reflected the accretion of purchase discounts on the acquired loans as well as an increase in the average balance of higher yielding commercial real estate loans in the MCB and NCB acquisitions.

Interest and dividend income on securities decreased $4.0 million, or 35.5%, to $7.2 million for the year ended September 30, 2010 from $11.2 million for the year ended September 30, 2009. The decrease reflected a $62.9 million, or 24.3%, decrease in the average balance of securities to $195.9 million and a 64 basis point decrease in the average yield on securities in the generally lower market interest rate environment. The decrease in the average balance of securities reflected the normal maturity and balance reductions and the sale of securities to generate increased liquidity combined with minimal reinvestment in the current low interest rate environment. Interest on mortgage-backed securities and collateralized mortgage obligations decreased $3.7 million to $7.0 million for the year ended September 30, 2010 from $10.7 million for the year ended September 30, 2009, reflecting a $46.4 million, or 20.7%, decrease in the average balance of such securities to $177.5 million and an 85 basis point decrease in average yield.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock and other equity securities increased to $50,000 for the year ended September 30, 2010 from $29,000 for the year ended September 30, 2009. The increase is due to the Federal Home Loan Bank of Atlanta not paying a dividend in the first two quarters of Charter Financial’s 2009 fiscal year.

Interest Expense. Total interest expense was essentially unchanged at $22.8 million for the year ended September 30, 2010 compared to $22.6 million for the year ended September 30, 2009. Components of interest expense changed with a 67 basis point, or 20.8%, decrease in the average cost of interest-bearing liabilities to 2.55% from 3.22%, reflecting declining market interest rates. The decrease in average cost was offset by a $190.5 million, or 27.2%, increase in the average balance of interest-bearing liabilities to $891.6 million for the year ended September 30, 2010 from $701.1 million for the year ended September 30, 2009. The increase in the average balance was primarily due to the assumption of approximately $467.2 million of deposits of MCB and NCB, partially offset by the immediate retirement of the wholesale portion of the acquired deposits using cash received in the transactions.

Interest expense on deposits increased $2.1 million, or 21.1%, to $12.2 million for the year ended September 30, 2010. The increase was due to a $235.6 million, or 53.4%, increase in the average balance of interest bearing deposits resulting from the assumption of the MCB and NCB deposits, partially offset by a 48 basis point, or 21.1%, decrease in the average cost of interest-bearing deposits to 1.81% from 2.29%. The decrease in the average cost of deposits was largely due to lower market interest rates and the immediate retirement of the wholesale portion of the MCB and NCB deposits using cash received in the transactions. Interest expense on demand and NOW accounts increased from 0.70% to 1.76% due to the growth in our rewards checking program. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit increased $697,000 to $9.4 million for the year ended September 30, 2010, from $8.7 million for the year ended September 30, 2009, reflecting the $161.4 million, or 55.3%, increase in the average balance of such deposits, which more than offset the 92 basis points decrease in the average cost of such deposits to

2.08% from 3.00% in the lower market interest rate environment. Interest expense on Federal Home Loan Bank advances decreased $2.0 million to $10.5 million for the year ended September 30, 2010, due to a decrease of $45.1 million, or 17.3%, in the average balance of advances, partially offset by a 10 basis points increase in the average cost of advances.

Net Interest Income. Net interest income increased $9.2 million, or 51.5%, to $27.2 million for the year ended September 30, 2010, from $18.0 million for the year ended September 30, 2009. The increase primarily reflected the $13.3 million, or 45.3%, increase in interest income on loans combined with the 67 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $190.5 million, or 27.2%, increase in the average balance of interest-bearing liabilities for 2010 compared to 2009. Our net interest margin increased 84 basis points to 3.19% for 2010 from 2.35% for 2009, while our net interest rate spread increased 122 basis points to 3.30% from 2.08%. Lower deposit costs and accretion of purchase discounts from the NCB and MCB acquisitions contributed to the improved net interest margin and net interest rate spread. Our net interest income and net interest margin were negatively affected by the decrease in average interest-earning assets to interest bearing liabilities from 109.06% in fiscal 2009 to 95.76% for fiscal 2010. This was exacerbated by the levels of nonperforming assets.

Provision for Loan Losses. The provision for loan losses for the year ended September 30, 2010 was $5.8 million, compared to a provision of $4.6 million for the year ended September 30, 2009. The increase in the provision reflected increased non-performing loans and net charge-offs. Net charge-offs during the year ended September 30, 2010 increased to $5.3 million from $3.5 million for the year ended September 30, 2009. The allowance for loan losses for non-covered loans was $9.8 million, or 2.12% of total non-covered loans receivable, at September 30, 2010. At September 30, 2010 there were $235.2 million in covered loans (contractual balance), and $90.0 million in nonperforming covered loans (contractual balance), with $68.4 million in related nonaccretable differences and allowances.

Noninterest Income. Noninterest income increased $5.7 million, or 48.5%, to $17.5 million for the year ended September 30, 2010 from $11.8 million for the year ended September 30, 2009. The increase was primarily due to the $9.3 million purchase gain on the assets and liabilities of MCB acquired from the FDIC on March 26, 2010, partially offset by $ 3.5 million in other-than-temporary impairment (“OTTI”) charges during the year ended September 30, 2010. Of the impairment charges, $1.0 million related to our entire investment in an unaffiliated Georgia community bank. The remaining $2.5 million related to our investment in private-label mortgage securities.

Noninterest Expense. Total noninterest expense increased $7.9 million, or 34.9%, to $30.5 million for the year ended September 30, 2010, compared to $22.6 million for the year ended September 30, 2009. The increase was due primarily to increases of: $3.8 million, or 37.4%, in salaries and employee benefits primarily resulting from our acquisitions of MCB and NCB; $2.0 million, or 49.8%, in occupancy costs primarily from the acquisitions; $519,000 in legal and professional fees, reflecting litigation costs, foreclosure efforts, and acquisition assistance; and $1.9 million in the net cost of operations of real estate owned, reflecting higher foreclosures and higher costs of holding foreclosed real estate in the fiscal 2010 period.

Noninterest expenses are expected to increase in fiscal 2011 with a full year of expenses related to the MCB acquisition compared to only six months of such expenses in fiscal 2010.

Income Taxes. Income taxes increased to $2.1 million for the year ended September 30, 2010 from $306,000 for the year ended September 30, 2009, reflecting an increase in income before income taxes to $8.0 million in 2010 from $2.6 million in 2009. Our effective tax rate was 26.0% in fiscal year 2010 and 11.7% in fiscal 2009. The increase in the effective tax rate for 2010 was due to higher pretax income, which reduced the impact of tax advantaged investments such as bank-owned life insurance.

Comparison of Operating Results for the Years Ended September 30, 2009 and 2008

General. Net income decreased $8.2 million, or 78.1%, to $2.3 million for the year ended September 30, 2009 from $10.5 million for the year ended September 30, 2008. The decrease was due to a $7.2 million decrease in noninterest income and a $2.3 million increase in noninterest expense, as well as a $1.6 million decrease in net interest income.

Interest and Dividend Income. Total interest and dividend income decreased $5.8 million, or 12.5%, to $40.6 million for the year ended September 30, 2009 from $46.4 million for the year ended September 30, 2008. Interest on loans increased $439,000, or 1.5%, to $29.3 million, as a result of a $67.4 million increase in the average balance of loans receivable to $490.8 million from $423.5 million which more than offset the 85 basis point decrease in the average yield on loans reflecting the generally lower interest rate environment. The net increase in loans receivable was entirely due to the acquisition of $94.7 million of loans in the NCB acquisition. The increase in interest on loans also reflected a substantial increase in the average balance of commercial real estate loans to $259.1 million for the year ended September 30, 2009 from $200.9 million for the year ended September 30, 2008. The increase in commercial real estate loans resulted primarily from the acquisition of $56.8 million of commercial real estate loans in the NCB acquisition as well as our continued emphasis on the origination of these higher-yielding loans for our loan portfolio.

Interest and dividend income on securities decreased $5.4 million, or 32.3%, to $11.2 million for the year ended September 30, 2009 from $16.6 million for the year ended September 30, 2008. The decrease reflected a $44.0 million, or 14.5%, decrease in the average balance of securities to $258.8 million for the year ended September 30, 2009 from $302.9 million for the year ended September 30, 2008, as well as a 32 basis point decrease in the average yield on securities in the generally lower market interest rate environment. The decrease in average balance of securities resulted from the sale of securities to generate liquidity for the prepayment of Federal Home Loan Bank advances. Interest on mortgage-backed securities and collateralized mortgage obligations decreased by $1.5 million to $10.7 million for the year ended September 30, 2009 from $12.2 million for the year ended September 30, 2008, reflecting a decrease in the average balance of such securities to $223.9 million from $257.5 million, as cash from the normal amortization of such securities and from the proceeds of sales of such securities during the year.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock and other equity securities decreased to $29,000 for the year ended September 30, 2009 from $670,000 for the year ended September 30, 2008, reflecting a reduction in dividends paid by the Federal Home Loan Bank of Atlanta beginning in the third quarter of calendar year 2008. Interest and dividend income on Freddie Mac common stock was reduced to zero for the year ended September 30, 2009 from $2.5 million for the year ended September 30, 2008, reflecting both the sale of all of our remaining investment in Freddie Mac common stock during 2008 and Freddie Mac’s termination of dividends following its being placed into conservatorship in September 2008.

Interest Expense. Total interest expense decreased $4.2 million, or 15.6%, to $22.6 million for the year ended September 30, 2009 from $26.8 million for the year ended September 30, 2008. The decrease was due to a 79 basis point decrease in the average cost of interest-bearing liabilities to 3.22% from 4.01%, reflecting declining market interest rates, which more than offset the $33.8 million, or 5.1%, increase in the average balance of interest-bearing liabilities to $701.1 million for the year ended September 30, 2009 from $667.3 million for the year ended September 30, 2008.

Interest expense on deposits decreased $4.4 million, or 30.5%, to $10.1 million for the year ended September 30, 2009 from $14.5 million for the prior fiscal year. The decrease was due to a 124 basis point decrease in the average cost of interest-bearing deposits to 2.29% from 3.53%, partially offset by a $29.4 million, or 7.1%, increase in the average balance of interest bearing deposits resulting from the assumption of approximately $181.3 million of deposits of NCB in June 2009. The decrease in the average cost of deposits was largely due to lower market interest rates, a higher proportion of low cost short term brokered deposits and the assumption of the NCB deposits, and the immediate retirement of the wholesale portion of the NCB deposits using cash received in the NCB transaction. Interest expense on certificates of deposit decreased $2.5 million to $8.7 million for the year ended September 30, 2009 from $11.3 million for the prior fiscal year, as the average cost of these deposits decreased 141 basis points to 3.00% from 4.41% in the lower market interest rate environment, which more than offset the $35.7 million, or 14.0%, increase in the average balance of such deposits. Interest expense on Federal Home Loan Bank advances increased $474,000, or 3.9%, to $12.5 million for the year ended September 30, 2009 from $12.0 million for the year ended September 30, 2008, as the average balance of such advances increased $9.1 million, or 3.6%, and the average cost increased slightly by one basis point. A Federal Home Loan Bank advance in the amount of $25.0 million with a rate of 6.22% was prepaid in September 2009, which will result in reduced interest expense in future periods. This prepayment was funded through the sale of securities which had a yield of approximately 90 basis points.

Net Interest Income. Net interest income decreased $1.6 million, or 8.4%, to $18.0 million for the year ended September 30, 2009 from $19.6 million for the year ended September 30, 2008. The decrease reflected the decline in net interest earning assets, primarily Freddie Mac common stock, to $63.5 million for the year ended September 30, 2009 from $179.3 million for the year ended September 30, 2008, partially offset by a 61 basis point increase in our net interest rate spread to 2.08% in 2009 from 1.47% in 2008. Net interest margin increased 3 basis points to 2.35% from 2.32% in 2008. The acquisition of loans and deposits of NCB improved the net interest margin and spread in the quarter ending September 30, 2009.

Our net interest margin and net interest spread have historically been low compared to industry standards primarily due to our wholesale investment strategy. Our assets include a high proportion of securities with rates lower than those that would typically be earned on whole loans. Our liabilities include a high proportion of borrowings and wholesale deposits with higher costs than those typically paid on retail deposits. Generally each of these factors lowers our net interest margin and net interest spread. Our wholesale investment strategy, including our investment in Freddie Mac stock, historically resulted in increases in net interest income and a more efficient use of our capital. However, we intend to place more emphasis on retail banking in the future.

Provision for Loan Losses. During fiscal year 2009, upon discussion with the Office of Thrift Supervision, we changed our loan loss allowance methodology to use a loan loss history of two years rather than ten years. This change resulted in a significant increase in the allowance allocated to commercial real estate loans and contributed to an increase in the provision for loan losses in fiscal year 2009.

The provision for loan losses for the year ended September 30, 2009 was $4.6 million, compared to a provision of $3.3 million for the year ended September 30, 2008, reflecting net charge-offs of $3.5 million for the year ended September 30, 2009, compared to $1.0 million for the year ended September 30, 2008, as the severe economic recession continued in our market area in 2009. The change in our methodology for determining our loan loss allowance described above also contributed to the increased provision. The allowance for loan losses for non-covered loans was $9.3 million, or 1.98% of total non-covered loans, at September 30, 2009.

Noninterest Income. Noninterest income decreased $7.2 million, or 37.8%, to $11.8 million for the year ended September 30, 2009 from $19.0 million for the year ended September 30, 2008. The decrease was primarily due to a $9.6 million gain on sale of Freddie Mac stock in fiscal year 2008 and $1.7 million in gains related to our covered call sale program on Freddie Mac stock in fiscal year 2008, neither of which recurred in fiscal year 2009. These items were partially offset by a net gain on sale of mortgage-related securities of $2.2 million and a $2.1 million gain on sale of real estate during fiscal year 2009.

Noninterest Expense. Total noninterest expense increased $2.3 million, or 11.3%, to $22.6 million for the year ended September 30, 2009 from $20.3 million for the year ended September 30, 2008. The increase was due primarily to increases of: $1.1 million, or 313.7%, in federal deposit insurance premiums and other regulatory fees; $782,000 in the net cost of operations of real estate owned, reflecting higher foreclosures in fiscal year 2009; $184,000, or 4.9%, in occupancy costs from our acquisition of NCB; $319,000, or 47.7%, in legal and professional fees, reflecting foreclosure efforts and litigation costs; and $1.4 million in penalties on the prepayment of a Federal Home Loan Bank advance. These increases were partially offset by a $1.4 million, or 12.1%, decrease in salaries and employee benefits as a result of significantly reduced incentive compensation accruals. Noninterest expenses are expected to increase in fiscal 2010 with a full year of expenses related to the NCB acquisition compared to only three months of such expenses in fiscal 2009.

Income Taxes. Income taxes decreased to $306,000 for the year ended September 30, 2009 from $4.5 million for the year ended September 30, 2008, reflecting a decrease in income before income taxes to $2.6 million from $15.0 million. Our effective tax rate was 11.7% in fiscal year 2009 and 29.9% in fiscal 2008. The decline in the effective tax rate in 2009 relates to an increased relative level of tax exempt interest to earnings before taxes in 2009.

Asset Quality

Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee approves action plans on all loans that are 90 days or more delinquent. The Loan Committee consists of three outside directors. One position on the committee, the chairman, is permanent, and the other two positions alternate between four outside directors.

We generally stop accruing interest income when we consider the timely collectibility of interest or principal to be doubtful. We generally stop accruing for loans that are 90 days or more past due unless the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt. When we designate loans as nonaccrual, we reverse all outstanding interest that we had previously credited. If we receive a payment on a nonaccrual loan, we may recognize a portion of that payment as interest income if we determine that the ultimate collectibility of principal is no longer in doubt. However, such loans may remain on nonaccrual status until a regular pattern of timely payments is established.

Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against earnings.

Nonperforming assets increased to $103.7 million at September 30, 2010 from $47.0 million at September 30, 2009, primarily due to the MCB acquisition. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB and NCB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount; and with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount.

Management is taking several steps to resolve the nonperforming and classified assets acquired in the NCB and MCB transactions, including the following:

•

Establishing loan resolution groups led by experienced CharterBank senior credit officers with a combined 50 years of workout experience. One of these credit officers served as the dean of a major regional bank credit school and also taught credit seminars for the Federal Reserve Board, state banking examiners, and Risk Management Associates.

•	Retaining selected NCB and MCB asset resolution staff to assist in working out problem assets as quickly as possible, while minimizing the resolution costs to both CharterBank and the FDIC.

•

Reviewing all nonperforming loans with bank counsel to develop a resolution strategy. Through December 2010, we had received $80.0 million from the FDIC for reimbursements associated with the FDIC loss-sharing agreements and had submitted an additional $18.4 million in claims for reimbursement subsequent to September 30, 2010.

As of September 30, 2010, our nonperforming covered and non-covered assets totaled $103.7 million and consisted of $64.2 million of nonaccrual loans, $199,000 of loans 90 days or more past due and still accruing and other real estate owned of $39.3 million.

We are also reviewing the performing NCB and MCB loan portfolios with the objective of aggressively classifying all loans appropriately so that resolution plans can be established and delinquent assets can be returned to performing status.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. For all of the dates indicated, we did not have any material restructured loans.

	At September 30,
	2010		2009		2008	2007	2006
	Covered	Non-covered	Covered (2)	Non-covered
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$3,747	$5,946	$—	$2,182	$2,027	$901	$1,209
Commercial real estate	37,476	5,243	3,831	10,590	8,496	4,588	1,497
Real estate construction	3,147	—	3,098	—	—	1,595	—
Commercial	7,098	246	17,447	146	145	48	109
Consumer and other loans	1,126	209	1,007	182	103	62	21

Total non-accrual loans	$52,594	$11,644	$25,383	$13,100	$10,771	$7,194	$2,836

Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	—	—	—	181	—	260	—
Commercial real estate	49	—	—	—	—	489	340
Real estate construction	—	—	—	—	—	—	—
Commercial	—	140	—	—	—	—	52
Consumer and other loans	—	—	—	32	—	14	—

Total loans delinquent 90 days or greater and still accruing	$49	$140	$—	$213	$—	$763	$392

Total non-performing loans	$52,643	$11,784	$25,383	$13,313	$10,771	$7,957	$3,228

Real estate owned:
One- to four-family residential real estate	9,383	1,855	3,753	1,683	788	134	279
Commercial real estate	13,630	7,786	6,928	3,095	1,892	46	181
Real estate construction	5,575	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumer and other loans	1,039	—	—	—	—	—	—

Total real estate owned	$29,627	$9,641	$10,681	$4,778	$2,680	$180	$460

Total non-performing assets	$82,270	$21,425	$36,064	$18,091	$13,451	$8,137	$3,688

Ratios:
Non-performing loans as a percentage of total non-covered loans	N/M	2.61%	N/M	2.82%	2.47%	1.93%	0.74%
Non-performing assets as a percentage of total non-covered assets	N/M	2.12%	N/M	2.16%	1.68%	0.80%	0.30%

N/M Not meaningful.

(1)	See Note 7 to the Notes to our Consolidated Financial Statements.
(2)	Amounts are on a contractual basis. Allowance for loan losses and nonaccretable differences on non-performing and performing covered loans was $82.5 million and $31.0 million at September 30, 2010 and September 30, 2009, respectively. Total contractual covered loans were $319.8 million and $129.5 million at September 30, 2010 and September 30, 2009, respectively, and total covered loans, net, were $213.8 million and $89.8 million, respectively, for those same periods.

For the years ended September 30, 2010 and 2009, gross interest income that would have been recorded had our non-accruing non-covered loans been current in accordance with their original terms was $718,638 and $683,036, respectively. Interest income recognized on such loans for the years ended September 30, 2010 and 2009 was $88,422 and $146,658, respectively.

At September 30, 2010, we had two nonperforming loans not covered by loss sharing with balances exceeding $1 million, including a restaurant loan and a small strip shopping center loan. The restaurant loan borrower is in bankruptcy and is in compliance with the terms of the bankruptcy, which require monthly payments. The small strip shopping center loan is scheduled for foreclosure. Specific allowances had been established for these loans as of September 30, 2010.

Delinquent Loans, Excluding Nonaccrual Loans. The following tables set forth certain information with respect to our loan portfolio delinquencies, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Non-covered Loans:
One- to four-family residential real estate	27	$2,387	—	$—	27	$2,387
Commercial real estate	14	2,576	—	—	14	2,576
Real estate construction	—	—	—	—	—	—
Commercial	13	428	1	140	14	568
Consumer and other loans	19	296	—		19	296

Total non-covered loans	73	$5,687	1	$140	74	$5,827

Covered Loans:
One- to four-family residential real estate	7	$544	—	$—	7	$544
Commercial real estate	20	6,192	1	49	21	6,241
Real estate construction	—	—	—	—	—	—
Commercial	29	2,244	—	—	29	2,244
Consumer and other loans	12	437	—	—	12	437

Total covered loans	68	$9,417	1	$49	69	$9,466

Total loans	141	$15,104	2	$189	143	$15,293

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Non-covered Loans:
One- to four-family residential real estate	15	$2,631	3	$181	18	$2,812
Commercial real estate	15	4,296	—	—	15	4,296
Real estate construction	—	—	—	—	—	—
Commercial	2	190	—	—	2	190
Consumer and other loans	20	109	2	32	22	141

Total non-covered loans	52	$7,226	5	$213	57	$7,439

Covered Loans:
One- to four-family residential real estate	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—
Real estate construction	1	86	—	—	1	86
Commercial	17	695	—	—	17	695
Consumer and other loans	16	330	—	—	16	330

Total covered loans	34	$1,111	—	$—	34	$1,111

Total loans	86	$8,337	5	$213	91	$8,550

	Loans Delinquent and Still Accruing For		Total
	30-89 Days	90 Days and Over
	(Dollars in thousands)
At September 30, 2008
One- to four-family residential real estate	$1,029	$—	$1,029
Commercial real estate	1,564	—	1,564
Real estate construction	376	—	376
Commercial	318	—	318
Consumer and other loans	144	—	144

Total loans	$3,431	$—	$3,431

At September 30, 2007
One- to four-family residential real estate	$921	$260	$1,181
Commercial real estate	1,380	489	1,869
Real estate construction	595	—	595
Commercial	413	—	413
Consumer and other loans	240	14	254

Total loans	$3,549	$763	$4,312

At September 30, 2006
One- to four-family residential real estate	$466	$—	$466
Commercial real estate	945	340	1,285
Real estate construction	—	—	—
Commercial	147	52	199
Consumer and other loans	114	—	114

Total loans	$1,672	$392	$2,064

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.”

Nonperforming Non-Covered Loans (in thousands)
September 30,
2010	$11,794
2009	13,313
2008	10,771
2007	7,957
2006	3,228

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for inclusion in nonperforming assets and, therefore, are excluded from nonperforming loans. Management, however, classifies potential problem loans as either special mention or substandard. Potential problem loans at September 30, 2010 aggregated $29.0 million with $17.6 million classified special mention and $11.4 million classified substandard.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets. We regularly monitor the value of underlying collateral on classified and nonperforming loans. This monitoring involves physical site inspection, consultation with real estate professionals, our knowledge of our markets, and assessing appraisal trends.

The following table sets forth the aggregate amount of our classified assets at the dates indicated. Classified assets as of September 30, 2010 and 2009 have been divided into those assets that were acquired in connection with the NCB and MCB transactions and are covered under the loss sharing agreement with the FDIC, and those assets that are not covered by the loss sharing agreement.

	At September 30,
	2010		2009		2008
	Covered	Non-covered	Covered	Non-covered
	(Dollars in thousands)

Substandard assets:
Loans	$44,361	$17,949	$30,940	$18,297	$18,625
Other real estate owned	29,627	9,641	10,681	4,778	2,680
Securities (1)	—	11,522	—	7,534	—
Doubtful loans	6,899	564	725	1,968	1,857
Loss assets	—	—	—	—	—

Total classified assets	$80,887	$39,676	$42,346	$32,577	$23,162

(1)	Substandard securities represent non-investment grade investments.

Allowance for Loan Losses. The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, non-accruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. Management believes the current allowance for loan losses is adequate based on its analysis of the losses in the portfolio.

Our allowance for loan loss methodology is a loan classification-based system. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our loan loss history for the last two years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

During 2010, we did not change our methodology for determining the loan loss allowance.

During fiscal 2009, we changed our methodology for determining the loan loss allowance to use a loan loss history of two years rather than ten years. This change, which was made upon discussion with the Office of Thrift Supervision, our primary federal regulator, resulted in a significant increase in the allowance allocated for commercial real estate loans and contributed to an increase in the provision for loan losses in fiscal 2009. Charge-offs, which were primarily partial charge-offs, increased as it became more likely that reductions in collateral values will continue for some time. Economic conditions and other factors affecting borrowers’ ability to repay are used to adjust the historical loss factor for each loan category to determine the overall allowance level for each loan category. These factors are reviewed each quarter and adjusted as appropriate. The factors for determining specific allowances for classified loans are a multiple of the reserve factor for non-classified loans. Impaired loans are specifically evaluated for required allowances generally based on an assessment of the underlying fair value of the collateral.

We have no loans for which there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms that are not currently disclosed as non-accrual, past due, classified, underperforming or restructured.

As of September 30, 2010 and 2009, allowances of $15.6 million and $23.8 million, respectively, had been established for loan losses on non-impaired covered loans acquired in the NCB transaction on June 26, 2009. No allowance has been established for impaired covered loans because it is not expected that there will be any losses on such loans that are not covered by the nonaccretable portion of the discount established in the NCB and MCB acquisitions. The nonaccretable discounts for covered loans amounted to $52.9 million and $7.1 million at September 30, 2010 and 2009, respectively.

No allowance has been established for loans acquired in the MBC acquisition as accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the MCB acquisition. These loans were recorded at fair value through establishing nonaccretable discounts. If credit deterioration is observed subsequent to the acquisition dates, such deterioration will be accounted for pursuant to the Company’s loss reserving methodology and a provision for loan losses will be charged to earnings for the Company’s loss share with an increase to the FDIC receivable for the FDIC indemnification amount. Amounts expected to be recovered from the FDIC under loss sharing agreements are separately disclosed as the FDIC receivable.

The following table sets forth activity in our allowance for loan losses for the periods indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	At or For the Years Ended September 30,
	2010	2009	2008	2007	2006

Balance at beginning of period	$9,332	$8,244	$6,013	$6,086	$6,160

Charge-offs:
One- to four-family residential real estate	(486)	(648)	(348)	(107)	(180)
Commercial real estate	(3,084)	(2,961)	(42)	(17)	—
Real estate construction	(1,281)	(31)	(424)	—	—
Commercial	(524)	(119)	(136)	(40)	—
Consumer and other loans	(32)	(55)	(97)	(28)	(62)

Total charge-offs	(5,407)	(3,814)	(1,047)	(192)	(242)

Recoveries:
One- to four-family residential real estate	40	41	1	30	33
Commercial real estate	—	300	—	—	—
Real estate construction	—	—	—	—	—
Commercial	—	2	11	56	65
Consumer and other loans	32	9	16	33	70

Total recoveries	72	352	28	119	168

Net (charge-offs) recoveries	(5,335)	(3,462)	(1,019)	(73)	(74)
Provision for loan losses	5,800	4,550	3,250	—	—

Balance at end of year	$9,797	$9,332	$8,244	$6,013	$6,086

Ratios:
Net (charge-offs) recoveries as a percentage of average non-covered loans outstanding	(0.90)%	(0.71)%	(0.24)%	(0.02)%	(0.02)%
Allowance for loan losses as a percentage of non-covered non-performing loans at year end	84.06%	70.1%	77.0%	76.0%	187%
Allowance for loan losses as a percentage of total non-covered loans receivable at year end (1)	2.12%	1.97%	1.88%	1.46%	1.59%

(1)	Does not include loans held for sale or deferred fees.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses for non-covered loans allocated by loan category and the percent of loans in each category to total loans at the dates indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table. An unallocated allowance is generally maintained in a range of 4% to 10% of the total allowance in recognition of the imprecision of the estimates. In times of greater economic downturn and uncertainty, the higher end of this range is provided. Increased allocations in the commercial real estate and real estate construction portfolios reflect increased nonperforming loans, declining real estate values and increased net charge-offs. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2010		2009		2008
	Allowance for Loan Losses	Percent of Non-covered Loans in Each Category to Total Non- covered Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential real estate	$1,023	23.0%	$451	26.6%	$563	31.6%
Commercial real estate	6,103	58.0	5,540	57.1	4,823	50.8
Real estate construction	1,236	9.9	2,157	9.3	1,439	9.0
Commercial	624	4.2	99	2.2	267	3.6
Consumer and other loans	79	4.9	117	4.8	202	5.0

Total allocated allowance	9,065		8,364		7,294
Unallocated	732	—	968	—	950	—

Total	$9,797	100.0%	$9,332	100.0%	$8,244	100.0%

	At September 30,
	2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,077	33.6%	$838	37.7%
Commercial real estate	2,212	44.0	2,506	41.4
Real estate construction	1,100	12.6	578	5.0
Commercial	551	4.6	512	4.4
Consumer and other loans	632	5.2	1,077	11.5

Total allocated allowance	5,572		5,511
Unallocated	441	—	575	—

Total	$6,013	100.0%	$6,086	100.0%

Management of Market Risk

As a financial institution, we face risk from interest rate volatility. Fluctuations in interest rates affect both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates also affect the market value of all interest-earning assets.

The primary goal of our interest rate risk management strategy is to maximize net interest income while maintaining an acceptable interest rate risk profile. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, portfolio equity and net interest income remain within an acceptable range.

We have emphasized one- to four-family and commercial real estate lending. Our sources of funds include retail deposits, Federal Home Loan Bank advances, repurchase agreements and wholesale deposits. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

•	selling fixed rate mortgages we originate to the secondary market, generally on a servicing released basis;

•	maintaining the diversity of our existing loan portfolio by originating commercial real estate and consumer loans, which typically have adjustable rates and shorter terms than residential mortgages;

•	emphasizing investments with adjustable interest rates;

•	maintaining fixed rate borrowings from the Federal Home Loan Bank of Atlanta; and

•	increasing retail transaction deposit accounts, which typically have long durations.

Changes in market interest rates have a significant impact on the repayment and prepayment of loans. Prepayment rates also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic changes, the assumability of the loans, related refinancing opportunities and competition. We monitor interest rate sensitivity so that we can attempt to adjust our asset and liability mix in a timely manner and thereby minimize the negative effects of changing rates.

Extension risk, or lower prepayments causing loans to have longer average lives, is our primary exposure to higher interest rates. Faster prepayment of loans and investing the funds from prepayments in mortgage loans and securities at lower interest rates results in a lower net interest income and is our primary exposure to declining market interest rates.

Interest Risk Measurement.

The Office of Thrift Supervision requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The table below sets forth, as of September 30, 2010, the simulation model’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present value of Assets (3)(4)
	(Dollars in thousands)

+300	$103,665	$10,361	11.1%	8.9%	0.9%
+200	$102,429	$9,125	9.8%	8.8%	0.8%
+100	$99,346	$6,042	6.5%	8.5%	0.5%
0	$93,304	$—	—%	8.0%	—%
(100)	$88,292	$(5,012)	(5.4)%	7.6%	(0.4)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 9.8% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 5.4% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2010, we were in compliance with our Board approved policy limits.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At September 30, 2010 and 2009, we had access to immediately available funds of approximately $273.3 million and $96.6 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $235.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $133.2 million at September 30, 2010. At September 30, 2010, we had $212.0 million in advances from the FHLB outstanding. However, based on available collateral other than cash, no additional advances would be available.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2010, we had $22.0 million of new loan commitments outstanding, and $18.1 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $28.7 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2010 totaled $342.1 million, or 41.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended September 30, 2010, we originated $21.9 million of loans and purchased $14.6 million of securities, excluding the MCB transaction. In fiscal year 2009, we originated $25.1 million of loans and purchased $133.6 million of securities, excluding the NCB transaction.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $225.5 million for the year ended September 30, 2010. This increase was essentially represented by our acquisition of MCB. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances decreased by $15.0 million to $212.0 million during the year ended September 30, 2010. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to pay off Federal Home Loan Bank of Atlanta advances as cash is available and the advances mature.

There were several liquidity effects related to our March 26, 2010 FDIC-assisted acquisition of MCB. We anticipated outflows of wholesale time deposits at MCB and approximately $97 million in such outflows were funded by the $68.9 million of cash assets acquired in the transaction and other existing liquid assets. Further, cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are providing and are expected to continue to provide positive net cash flows in periods following the wholesale funding outflows.

CharterBank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, CharterBank exceeded all regulatory capital requirements. CharterBank is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 17 of the Notes to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses.

Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)

Loan commitments to originate mortgage loans	$52	$—	$—	$—	$52
Loan commitments to fund construction loans in process	18,097	—	—	—	18,097
Loan commitments to originate nonresidential mortgage loans	—	—	—	—	—
Loan commitments to fund commercial real estate loans in process	3,851	—	—	—	3,851
Loan commitments to originate consumer loans	—	—	—	—	—
Available home equity and unadvanced lines of credit	24,953	—	—	—	24,953
Letters of credit	487	—	—	—	487
Lease agreements	613	335	79	47	1,074
Certificates of deposit	342,087	115,325	52,552	—	509,964
FHLB advances	102,000	50,000	10,000	50,000	212,000

Total	$492,140	$165,660	$62,631	$50,047	$770,478

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Charter Financial have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is not required for a smaller reporting company. For information related to market risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Management of Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-62 following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2010. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Charter Financial, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Charter Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 23, 2011 (the “Proxy Statement”).

Charter Financial has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on Charter Financial’s Internet Web site at www.charterbank.net.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Charter Financial knows of no arrangements, including any pledge by any person or securities of Charter Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of September 30, 2010 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan which was approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	512,775	$11.00	140,518

Equity compensation plans not approved by security holders	—	—	—

Total	512,775	$11.00	140,518

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Charter of Charter Financial Corporation (1)

3.2	Bylaws of Charter Financial Corporation (1)

4.1	Specimen Stock Certificate of Charter Financial Corporation (1)

10.1	Employment Agreement between Charter Financial Corporation and Robert L. Johnson (1)

10.2	First Amendment to Employment Agreement between Charter Financial Corporation and Robert L. Johnson (1)

10.3	Amended and Restated Change in Control Agreement with Curtis R. Kollar (1)

10.5	Amended and Restated Change in Control Agreement with Lee Washam (1)

10.6	Salary Continuation Agreement with Robert L. Johnson (1)

10.7	Salary Continuation Agreement with Curtis R. Kollar (1)

10.8	Salary Continuation Agreement with Lee Washam (1)

10.9	Amended and Restated Benefit Restoration Plan (1)

10.10	Amendment to Amended and Restated Benefit Restoration Plan (1)

10.11	2001 Stock Option Plan (1)

10.12	2001 Recognition and Retention Plan (1)

10.13	Split-Dollar Life Insurance Plan with Robert L. Johnson (1)

10.14	Split-Dollar Life Insurance Plan with Curtis R. Kollar (1)

10.15	Split-Dollar Life Insurance Plan with Lee Washam (1)

10.18	Split-Dollar Life Insurance Agreement with David Z. Cauble (1)

10.19	Split-Dollar Life Insurance Agreement with Jane W. Darden (1)

10.20	Split-Dollar Life Insurance Agreement with Thomas M. Lane (1)

10.21	Split-Dollar Life Insurance Agreement with David L. Strobel (1)

10.22	Incentive Compensation Plan (1)

10.23	Amendments to the 2001 Recognition and Retention Plan (1)

10.24	Amendments to the 2001 Stock Option Plan (1)

21.0	List of Subsidiaries (1)

23.0	Consent of Dixon Hughes PLLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the SEC on June 18, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: December 23, 2010	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Johnson Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	December 23, 2010

/s/ Curtis R. Kollar Curtis R. Kollar	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	December 23, 2010

/s/ David Z. Cauble, III David Z. Cauble, III	Director	December 23, 2010

/s/ Jane W. Darden Jane W. Darden	Director	December 23, 2010

/s/ William B. Hudson William B. Hudson	Director	December 23, 2010

/s/ Curti M. Johnson Curti M. Johnson	Director	December 23, 2010

/s/ Thomas M. Lane Thomas M. Lane	Director	December 23, 2010

David L. Strobel	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors

Charter Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted in the year ended September 30, 2010 the provisions of Accounting Standards Codification Topic 805, Business Combinations.

Atlanta, Georgia

December 23, 2010

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30,
Assets	2010	2009

Cash and amounts due from depository institutions	$143,502,600	$36,679,210
Interest-bearing deposits in other financial institutions	92,135,982	17,160,826

Cash and cash equivalents	235,638,582	53,840,036

Loans held for sale, fair value of $2,079,239 and $1,129,286	2,061,489	1,123,489
Mortgage-backed securities and collateralized mortgage obligations available for sale	133,079,915	201,625,975
Other investment securities available for sale	102,821	4,434,732
Federal Home Loan Bank stock	14,071,200	14,035,800
Loans receivable:
Not covered under FDIC loss sharing agreements	461,786,959	472,974,693
Covered under FDIC loss sharing agreements, net	148,138,148	89,763,944
Unamortized loan origination fees, net (non-covered loans)	(758,407)	(856,538)
Allowance for loan losses (non-covered loans)	(9,797,095)	(9,331,612)

Loans receivable, net	599,369,605	552,550,487

Other real estate owned:
Not covered under FDIC loss sharing agreements	9,641,425	4,777,542
Covered under FDIC loss sharing agreements	29,626,581	10,681,499
Accrued interest and dividends receivable	3,232,330	3,746,080
Premises and equipment, net	22,150,242	17,287,140
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	930,202	854,586
Cash surrender value of life insurance	31,678,013	30,549,849
FDIC receivable for loss sharing agreements	89,824,798	26,481,146
Deferred income taxes	3,379,577	7,289,043
Other assets	9,421,491	3,277,447

Total assets	$1,188,533,553	$936,880,133

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$823,134,133	$597,633,669
FHLB advances and other borrowings	212,000,000	227,000,000
Advance payments by borrowers for taxes and insurance	936,793	1,279,440
Other liabilities	16,674,778	12,710,364

Total liabilities	1,052,745,704	838,623,473

Stockholders’ Equity:
Common stock, $0.01 par value; 19,859,219 shares issued at September 30, 2010 and 2009, respectively; 18,588,398 and 18,577,356 shares outstanding at September 30, 2010 and 2009, respectively	198,592	198,592
Preferred Stock, no par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	73,073,216	42,751,898
Treasury stock, at cost; 1,270,821 and 1,281,863 shares at September 30, 2010 and 2009, respectively	(36,614,648)	(36,948,327)
Unearned compensation - ESOP	(3,880,990)	(1,683,990)
Retained earnings	106,509,562	102,215,498
Accumulated other comprehensive loss - net unrealized holding losses on securities available for sale, net of tax	(3,497,883)	(8,277,011)

Total stockholders’ equity	135,787,849	98,256,660

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,188,533,553	$936,880,133

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

	Years Ended September 30,
	2010	2009	2008
Interest and dividend income:
Loans receivable	$42,594,530	$29,092,582	$28,872,156
Mortgage-backed securities and collateralized mortgage obligations	6,983,394	10,700,219	12,210,454
Equity securities	50,407	29,394	3,168,878
Debt securities	195,080	484,064	1,189,925
Interest-bearing deposits in other financial institutions	135,379	33,636	935,991

Total interest and dividend income	49,958,790	40,339,895	46,377,404

Interest expense:
Deposits	12,227,345	10,099,376	14,525,764
Borrowings	10,530,124	12,499,232	12,245,020

Total interest expense	22,757,469	22,598,608	26,770,784

Net interest income	27,201,321	17,741,287	19,606,620
Provision for loan losses, not covered under FDIC loss sharing agreements	5,800,000	4,550,000	3,250,000
Provision for covered loan losses	420,635	—	—

Net interest income after provision for loan losses	20,980,686	13,191,287	16,356,620

Noninterest income:
Service charges on deposit accounts	5,789,043	4,664,364	5,027,499
Gain (loss) on sale of investments	898,915	2,160,760	(38,272)
Total impairment losses on securities	(4,884,612)	—	—
Portion of losses recognized in other comprehensive income	2,357,938	—	—

Net impairment losses recognized in earnings	(2,526,674)	—	—
Impairment loss on equity security	(1,000,000)	—	—
Gain on sale of other assets held for sale	—	2,086,053	—
Bank owned life insurance	1,128,164	1,269,268	1,059,224
Gain on sale of loans and loan servicing release fees	796,459	681,524	762,227
Gain on sale of Freddie Mac common stock	—	—	9,556,639
Loan servicing fees	334,255	223,375	291,183
Gain on operations of covered call program	—	—	1,722,977
Brokerage commissions	518,762	301,469	402,183
Acquisition gain	9,342,816	—	—
FDIC receivable for loss sharing agreements accretion	1,840,856	219,377	—
Other	387,129	405,321	166,797

Total noninterest income	17,509,725	12,011,511	18,950,457

Noninterest expenses:
Salaries and employee benefits	13,812,938	10,056,639	11,436,562
Occupancy	5,945,678	3,970,052	3,786,348
FHLB advance prepayment penalty	—	1,408,275	—
Legal and professional	1,507,993	989,230	669,789
Marketing	1,576,574	1,040,867	930,174
Federal insurance premiums and other regulatory fees	1,387,264	1,390,873	336,290
Net cost of operations of real estate owned	2,683,375	800,985	18,826
Furniture and equipment	669,572	647,878	624,530
Postage, office supplies, and printing	780,079	625,110	614,302
Core deposit intangible amortization expense	183,194	134,402	136,864
Other	1,922,093	1,517,087	1,730,124

Total noninterest expenses	30,468,760	22,581,398	20,283,809

Income before income taxes	8,021,651	2,621,400	15,023,268
Income tax expense	2,086,661	305,638	4,491,036

Net income	$5,934,990	$2,315,762	$10,532,232

Basic net income per share	$0.32	$0.13	$0.55

Diluted net income per share	$0.32	$0.12	$0.55

Weighted average number of common shares outstanding	18,422,050	18,497,297	19,022,259

Weighted average number of common and potential common shares outstanding	18,473,624	18,558,523	19,082,960

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2010, 2009, and 2008

		Common stock		Additional paid-in capital	Treasury stock	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Comprehensive income (loss)	Number of shares	Amount

Balance at September 30, 2007		19,855,619	$198,556	$41,732,464	$(31,699,618)	$(1,971,440)	$99,926,011	$116,886,147	$225,072,120

Comprehensive income (loss):
Net income	$10,532,232	-	-	-	-	-	10,532,232	-	10,532,232
Other comprehensive income (loss) – change in unrealized gain on securities, net of income taxes of $77,788,265	(123,735,737)	-	-	-	-	-	-	(123,735,737)	(123,735,737)

Total comprehensive loss	$(113,203,505)

Dividends paid, $1.75 per share		-	-	-	-	-	(7,156,953)	-	(7,156,953)
Allocation of ESOP common stock		-	-	554,466	-	146,050	-	-	700,516
Vesting of restricted shares		-	-	51,460	1,315,387	-	-	-	1,366,847
Tax benefit of disqualifying dispositions of stock options		-	-	9,700	-	-	-	-	9,700
Stock based compensation expense		-	-	84,038	-	-	-	-	84,038
Repurchase of shares		-	-	-	(4,676,178)	-	-	-	(4,676,178)
Exercise of stock options, including income tax benefit of $0		3,600	36	105,300	-	-	-	-	105,336

Balance at September 30, 2008		19,859,219	$198,592	$42,537,428	$(35,060,409)	$(1,825,390)	$103,301,290	$(6,849,590)	$102,301,921

Comprehensive income (loss):
Net income	$2,315,762	-	-	-	-	-	2,315,762	-	2,315,762
Other comprehensive income (loss) - change in unrealized loss on securities, net of income taxes of $897,369	(1,427,421)	-	-	-	-	-	-	(1,427,421)	(1,427,421)

Total comprehensive income	$888,341

Dividends paid, $1.00 per share		-	-	-	-	-	(3,401,554)	-	(3,401,554)
Allocation of ESOP common stock		-	-	148,470	-	141,400	-	-	289,870
Vesting of restricted shares		-	-	32,066	340,424	-	-	-	372,490
Stock based compensation expense		-	-	33,934	-	-	-	-	33,934
Repurchase of shares		-	-	-	(2,228,342)	-	-	-	(2,228,342)

Balance at September 30, 2009		19,859,219	$198,592	$42,751,898	$(36,948,327)	$(1,683,990)	$102,215,498	$(8,277,011)	$98,256,660

(continued)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2010, 2009, and 2008

(continued)

		Common stock		Additional paid-in capital	Treasury stock	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Comprehensive income (loss)	Number of shares	Amount
Balance at September 30, 2009		19,859,219	$198,592	$42,751,898	$(36,948,327)	$(1,683,990)	$102,215,498	$(8,277,011)	$98,256,660

Comprehensive income:
Net income	$5,934,990	-	-	-	-	-	5,934,990	-	5,934,990
Other comprehensive income – change in unrealized loss on securities, net of income tax benefit of $3,004,468	4,779,128	-	-	-	-	-	-	4,779,128	4,779,128

Total comprehensive income	$10,714,118

Dividends paid, $0.40 per share		-	-	-	-	-	(1,640,926)	-	(1,640,926)
Allocation of ESOP common stock		-	-	-	-	137,000	-	-	137,000
Stock issuance		4,400,000	440,000	30,191,569	-	(2,334,000)	-	-	27,857,569
Cancellation of shares previously owned by First Charter, MHC		(4,400,000)	(440,000)	-	-	-	-	-	-
Vesting of restricted shares		-	-	68,563	333,679	-	-	-	402,242
Stock based compensation expense		-	-	61,186	-	-	-	-	61,186

Balance at September 30, 2010		19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$106,509,562	$(3,497,883)	$135,787,849

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$5,934,990	$2,315,762	$10,532,232
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	5,800,000	4,550,000	3,250,000
Provision for covered loan losses	420,635	—	—
Depreciation and amortization	1,097,217	1,007,408	963,964
Deferred income tax benefit	(277,892)	(430,209)	(1,920,594)
Accretion and amortization of premiums and discounts, net	1,343,798	127,242	(26,437)
Accretion of fair value discounts related to covered loans	(7,760,565)	(1,568,322)	—
Accretion of fair value discounts related to FDIC receivable	(1,840,856)	(219,377)	—
Gain on sale of loans and loan servicing release fees	(796,459)	(681,524)	(762,227)
Proceeds from sale of loans	21,775,030	25,996,713	18,548,793
Originations and purchases of loans held for sale	(21,916,571)	(25,146,308)	(18,157,816)
Gain on acquisition	(9,342,816)	—	—
Gain on sale of Freddie Mac common stock	—	—	(9,556,639)
(Gain) loss on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(898,915)	(2,160,760)	38,272
Other-than-temporary impairment- securities	2,526,674	—	—
Other-than-temporary impairment- other	1,000,000	—	—
Write down of real estate owned	1,399,111	669,870	39,219
Write down of real estate owned reimbursed by FDIC	2,766,366	—	—
Recovery payable to FDIC on other real estate owned gains	(259,726)	(130,046)	—
Loss (gain) on sale of real estate owned	102,235	(113,007)	(113,946)
Gain on sale of other assets held for sale	—	(2,086,053)	—
FHLB advance prepayment penalty	—	1,408,275	—
Restricted stock award expense	191,906	285,046	851,640
Stock option expense	61,186	33,934	84,038
Increase in cash surrender value on bank owned life insurance	(1,128,164)	(1,269,268)	(1,059,224)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	1,163,551	192,004	404,950
(Increase) decrease in other assets	(5,182,241)	437,172	159,085
Increase in other liabilities	2,902,698	867,398	454,559

Net cash (used in) provided by operating activities	(918,808)	4,085,950	3,729,869

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	53,924,637	89,435,458	5,894,659
Principal collections on government sponsored entities available for sale	813,180	1,103,987	606,401
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	57,718,120	69,470,730	47,745,518
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(14,107,959)	(111,700,517)	(38,269,681)
Purchase of equity securities and other investments	(475,000)	(21,891,798)	(10,083,386)
Proceeds from sale of Freddie Mac common stock	—	—	14,281,888
Proceeds from the sale or issuer call of equity securities and other investments	375,000	58,055,440	990,025
Proceeds from maturities of other securities available for sale	3,568,829	—	5,974,000
Purchase of FHLB stock	—	(2,236,500)	(3,042,000)
Proceeds from redemption of FHLB stock	1,085,900	2,806,500	3,103,900
Proceeds from redemption of FRB stock acquired	—	157,800	—
Net decrease (increase) in loans receivable	21,252,730	(43,565,622)	(30,990,857)
Net decrease in FDIC receivable	46,749,211	23,729,476	—
Proceeds from sale of real estate owned	17,781,589	5,443,005	2,395,548
Proceeds from sale of premises and equipment	—	781,510	—
Purchases of premises and equipment	(5,777,124)	(1,639,139)	(1,328,770)
Net cash received from acquisitions	68,914,993	30,017,337	—
Purchase of life insurance	—	—	(15,000,000)

Net cash provided by (used in) investing activities	251,824,106	99,967,667	(17,722,755)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2010	2009	2008
Cash flows from financing activities:
Purchase of treasury stock	$—	$(2,228,342)	$(4,676,178)
Stock options exercised	—	—	105,336
Dividends on restricted stock awards	(21,290)	—	—
Dividends paid	(1,619,636)	(3,401,554)	(15,871,868)
Stock issuance	27,857,569	—	—
Net decrease in deposits	(70,489,262)	(4,779,819)	(10,508,011)
Proceeds from Federal Home Loan Bank advances	—	56,300,000	68,800,000
Principal payments on Federal Home Loan Bank advances	(24,491,486)	(110,784,940)	(63,800,000)
Proceeds from other borrowings	—	—	49,333,000
Principal payments on other borrowings	—	—	(59,391,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(342,647)	41,946	(29,818)

Net cash used in financing activities	(69,106,752)	(64,852,709)	(36,038,539)

Net increase (decrease) in cash and cash equivalents	181,798,546	39,200,908	(50,031,425)

Cash and cash equivalents at beginning of year	53,840,036	14,639,128	64,670,553

Cash and cash equivalents at end of year	$235,638,582	$53,840,036	$14,639,128

Supplemental disclosures of cash flow information:
Interest paid	$22,918,703	$23,210,377	$26,134,886

Income taxes paid	$3,724,092	$330,697	$8,585,768

Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of the loans receivable	$30,466,966	$11,211,995	$4,821,478

Issuance of ESOP common stock	$137,000	$289,870	$700,516

Issuance of common stock under stock benefit plans	$83,909	$372,490	$1,366,847

Tax benefit from disqualifying dispositions	$—	$—	$9,700

Unrealized gain (loss) on securities available for sale, net	$4,779,128	$(1,427,421)	$(123,735,737)

Acquisitions:
Assets acquired at fair value	$316,233,077	$196,749,266	$—
Liabilities assumed at fair value	310,627,386	196,749,266	—

Net assets acquired	$5,605,691	$—	$—

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(1)	Summary of Significant Accounting Policies

The consolidated financial statements of Charter Financial Corporation and subsidiary (the Company) include the financial statements of Charter Financial Corporation and its wholly owned subsidiary, CharterBank (the Bank). All intercompany accounts and transactions have been eliminated in consolidation.

CharterBank was organized as a federally chartered mutual savings and loan association in 1954. CharterBank is primarily regulated by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), and undergoes periodic examinations by those regulatory authorities.

Charter Financial Corporation was formed through the reorganization of CharterBank in October 2001. At that time, CharterBank converted from a federally chartered mutual savings and loan association into a two–tiered mutual holding company structure and became a direct wholly owned subsidiary of Charter Financial Corporation. Through a public offering during the same year, Charter Financial Corporation sold 20% of its common stock. During the year ended September 30, 2007 the Company repurchased approximately 500,000 of its shares and deregistered with the Securities and Exchange Commission. In conjunction with the deregistration from the Securities and Exchange Commission the Company moved the trading of its stock from NASDAQ to the Over-the-Counter Bulletin Board. First Charter, MHC, (“First Charter”) a federal mutual holding company, owns approximately 61% and 86% of the outstanding shares of the common stock of Charter Financial Corporation at September 30, 2010 and September 30, 2009, respectively, following various treasury stock transactions of the Company. In September 2010, the Company completed an incremental stock offering in which 4,400,000 shares were sold to the public and First Charter cancelled 4,400,000 shares. In conjunction with the incremental stock offering, the Company moved the trading of its stock to the NASDAQ Capital Market. First Charter, MHC waived dividends of $5.7 million, $28.7 million, and $26.3 million during the years ended September 30, 2010, 2009, and 2008, respectively.

The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its sixteen branch offices located in West Point, LaGrange, Newnan, Carrollton, Bremen, Covington and Peachtree City, Georgia and Auburn, Opelika, and Valley, Alabama. In addition, the Company operates a loan production office located in Norcross, Georgia. The Company primarily competes with other financial institutions in its market area within west central Georgia and east central Alabama. The Company considers its primary lending market to be the states of Georgia and Alabama. The Company operates and manages as a one-bank holding company and, as such, has no reportable segments.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

(a)	Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the FDIC receivable for loss sharing agreements, the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgagees, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

A substantial portion of the Company’s loans is secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.

Certain reclassifications of 2008 and 2009 balances have been made to conform to classifications used in 2010. These reclassifications did not change stockholders’ equity or net income.

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

(c)	Investments, Mortgage–Backed Securities, and Collateralized Mortgage Obligations

Investments, mortgage–backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by pricing services. The pricing service valuations are reviewed by management for reasonableness. There were no adjustments to the pricing service values in any of the periods presented. Investment in stock of the Federal Home Loan Bank (FHLB) is required of every federally insured financial institution, which utilizes its services. The investment in FHLB stock is carried at cost and such stock is evaluated for any potential impairment.

Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a level yield method over the period to maturity of the related securities. Purchase premiums and discounts on mortgage–backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

Gains and losses on sales of investments, mortgage–backed securities, and collateralized mortgage obligations are recognized on the trade date, based on the net proceeds received and the adjusted carrying amount of the specific security sold.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security.

(d)	Loans and Interest Income

Loans are reported at the principal amounts outstanding, net of unearned income, deferred loan fees/origination costs, and the allowance for loan losses.

Interest income is recognized using the simple interest method on the balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs, and deferred gains on the sale of the guaranteed portion of Small Business Administration (SBA) loans, is amortized over the expected lives of the underlying loans using the interest method.

Generally, the accrual of interest income is discontinued on loans when reasonable doubt exists as to the full, timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans, which is ultimately collected, is credited to income in the period received.

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Large pools of smaller balance homogeneous loans, such as consumer and installment loans, are collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as principal reduction.

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

Acquired loans are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the non-accretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior changes, or a reclassification of the difference from non-accretable to accretable with a positive impact on the accretable yield. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Performing loans acquired in business combinations are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as non-accretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. Effective October 1, 2009, as a result of the adoption of new accounting guidance, there is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

Loans covered under loss sharing agreements with the FDIC (Covered Loans) are reported in loans exclusive of the expected reimbursement from the FDIC. Covered Loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for credit losses had been recorded. Interest is accrued daily on the outstanding principal balances of non-impaired loans. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis

In accordance with the loss sharing agreements with the FDIC, certain expenses relating to covered assets of external parties such as legal, property taxes, insurance, and the like may be reimbursed by the FDIC at 80% or if certain levels of reimbursement are reached, 95%, as defined. Such qualifying future expenditures on covered assets will result in an increase to the FDIC receivable.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(f)	Real Estate Owned

Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write–downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on real estate owned charged to operations. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any estimated declines in fair value. Gains and losses recognized on the disposition of the properties are recorded in noninterest expense in the consolidated statements of income.

Other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent decreases to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded in noninterest expense.

Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

(g)	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight–line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 39 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment.

(h)	Receivable from FDIC for Loss Sharing Agreements

Under loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to 80 percent of the losses up to a loss threshold and 95 percent of the estimated losses in the covered loans and other real estate acquired. The receivable was recorded at the present value of the estimated cash flows using discount rates of four percent and one and a half percent, respectively, at the date of the respective acquisition and will be reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure change. Most third party expenses on real estate and covered loans are covered under the loss sharing agreements and the cash flows from the reimbursable portion are included in the estimate of cash flows.

(i)	Mortgage Banking Activities

As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

will pay for the loan is agreed to prior to the commitment of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to servicing release premiums received from the investors and the realization of origination fees received from borrowers which were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market. The fair value of the underlying commitment is not material to the consolidated financial statements.

Fees for servicing loans for investors are based on the outstanding principal balance of the loans serviced and are recognized as income when earned.

(j)	Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment. The Company allocates income taxes to the members of the consolidated tax return group based on their proportion of taxable income.

(k)	Comprehensive Income

Comprehensive income for the Company consists of net income for the period, unrealized holding gains and losses on investments, mortgage–backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes, and certain reclassification adjustments.

(l)	Goodwill and Other Intangible Assets

Intangible assets include costs in excess of net assets acquired and core deposit intangibles recorded in connection with the acquisitions of EBA Bancshares, Inc. and subsidiary, Eagle Bank of Alabama (collectively “EBA”) and McIntosh Commercial Bank. The core deposit intangible is being amortized over 13 and 5 years, respectively.

The Company tests its goodwill for impairment annually and upon certain triggering events on an interim basis. No impairment charges have been recognized through September 30, 2010.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(m)	Acquisitions

Accounting principles generally accepted in the United States (US GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date.

The Company’s wholly-owned subsidiary acquired Neighborhood Community Bank (“NCB”) headquartered in Newnan, Georgia on June 26, 2009. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of NCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of NCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from NCB. The carrying value of certain long-term assets acquired in the acquisition of NCB, primarily the estimated value of core deposits of approximately $1.1 million, were reduced to zero by the excess of fair value of net assets acquired over liabilities assumed in the acquisition.

The Company’s wholly-owned subsidiary acquired McIntosh Commercial Bank (“MCB”) headquartered in Carrollton, Georgia on March 26, 2010. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of MCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of MCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from MCB.

(n)	Stock–Based Compensation

The Company recognizes the estimated fair value of such equity instruments as expense as services are performed. The Company recognizes the total cost of the Company’s share based awards equal to the grant date fair value as expense on a straight line basis over the service periods of the awards. For the years ended September 30, 2010 and 2009 stock option expense of $61,186 and $33,932, respectively, was recorded in the income statement in income before taxes. As of September 30, 2010, the Company had $348,365 of unrecognized stock option expense not yet recognized which will be recognized over the next five years.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(o)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Years Ended September 30,
	2010	2009	2008

Net income	$5,934,990	$2,315,762	$10,532,232

Denominator:
Weighted average common shares outstanding	18,422,050	18,497,297	19,022,259
Equivalent shares issuable upon exercise of stock options	51,574	61,226	60,701

Diluted shares	18,473,624	18,558,523	19,082,960

Net income per share
Basic	$0.32	$0.13	$0.55

Diluted	$0.32	$0.12	$0.55

(p)	Treasury Stock

Treasury stock is accounted for at cost.

(q)	Employee Stock Ownership Plan (ESOP)

The Company has an internally-leveraged ESOP trust that covers substantially all of its employees. Such internal leverage is reflected as unearned compensation in stockholders’ equity. The Company records compensation expense associated with the ESOP based on the average market price (fair value) of the total Company shares committed to be released, and subsequently allocated to participants, during the year. The Company further records as compensation expense any dividends declared on unallocated Company shares in the ESOP trust. Earnings per share computations include any allocated shares in the ESOP trust.

(r)	Other Derivatives

The Company recognizes all derivatives as either assets or liabilities in the Company’s consolidated balance sheets and measures these instruments at fair value. The Company has utilized covered call options on certain equity investments from time to time. There were no covered call options outstanding at September 30, 2010 or 2009.

(s)	Bank Owned Life Insurance

The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2010 and 2009 was $31,678,013 and $30,549,849, respectively. During fiscal 2008, the Company invested an additional $15 million of bank owned life insurance. The Company recorded, as income, increases to the cash surrender value of $1,128,164, $1,269,268, and $1,059,224, for the three years ended September 30, 2010, 2009, and 2008, respectively.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(t)	Recent Accounting Pronouncements

Beginning October 1, 2009 for the Company, changes to accounting standards for business combinations became effective. The new guidance established the acquisition method of accounting for all business combinations and required that an acquirer be indentified for each business combination. The acquirer is required to recognize the fair value of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. The fair value established for loans includes any estimated losses; therefore, no allowance for loan losses is established at acquisition. The new guidance required that acquisition-related costs and restructuring costs be recognized as period expenses as incurred. The Company adopted the provisions of this guidance and the acquisition method of accounting was applied for the acquisition of MCB. The Company recorded a pre-tax gain on acquisition of $9.3 million and recorded acquisition related expenses of approximately $560,000.

In January 2010, the FASB issued an update to the accounting standards for the presentation on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosure include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations; however, it will increase the amount of disclosures in the notes to the consolidated financial statements.

(2)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits, ranging from five to thirteen years. The Company recorded amortization expense related to the core deposit intangible of $183,194, $134,402, and $136,864 for the years ended September 30, 2010, 2009, and 2008, respectively.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

At September 30, 2010 and 2009, intangible assets are summarized as follows:

	September 30,
	2010	2009

Goodwill	$4,325,282	$4,325,282

Core deposit intangible	$2,234,752	$1,975,941
Less accumulated amortization	1,304,550	1,121,355

	$930,202	$854,586

Amortization expense for the core deposit intangible for the next five years as of September 30, 2010 is as follows:

September 30, 2010

2011	$216,712
2012	196,347
2013	175,981
2014	149,381
2015	99,964
Thereafter	91,817

$930,202

(3)	Federally Assisted Acquisitions

Neighborhood Community Bank

On June 26, 2009, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of NCB from the FDIC, as Receiver of NCB. NCB operated four commercial banking branches primarily within the Newnan, Georgia area. The FDIC took NCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank’s bid to purchase NCB included the purchase of substantially all NCB’s assets at a discount of $26,900,000 in exchange for assuming certain NCB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $82,000,000, and 95 percent of net losses exceeding $82,000,000. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $49,991,245 at the time of acquisition. For the years ended September 30, 2010 and 2009, the Bank has submitted $17,334,725 and $33,308,765, respectively, in cumulative net losses to the FDIC under the loss-sharing agreements of which $13,867,780 and $26,647,012 are reimbursable. The Bank has received $13,867,780 and $26,647,012, respectively, in reimbursements from the FDIC during those same periods.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The acquisition of NCB was accounted for under the acquisition method of accounting. A summary of net assets acquired and liabilities assumed is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at the acquisition date fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

		As Recorded by NCB		Aggregate Fair Value and Other Acquisition Accounting Adjustments			As Recorded by the Bank
Assets
Cash and due from banks	$	10,602,482	$	19,414,855	(a)	$	30,017,337
Securities		12,763,061		(14,395)	(b)		12,748,666
FHLB and FRB stock		1,157,700		-			1,157,700
Loans, net of unearned income		159,900,960		(65,194,681)	(c)		94,706,279
Other real estate owned		17,676,456		(10,240,018)	(d)		7,436,438
FDIC receivable for loss sharing agreements		-		49,991,245	(e)		49,991,245
Other assets		691,601		1,100,000	(i)		691,601
				(1,100,000)	(i)

Total assets acquired	$	202,792,260	$	(6,042,994)		$	196,749,266	(i)

Liabilities
Deposits	$	181,325,925	$	912,499	(f)	$	182,238,424
FHLB advances		13,000,000		76,665	(g)		13,076,665
Other liabilities		981,190		452,987	(h)		1,434,177

Total liabilities assumed		195,307,115		1,442,151			196,749,266

Excess of assets acquired over liabilities assumed	$	7,485,145

Aggregate fair value and other acquisition accounting adjustments			$	(7,485,145)

Explanation of aggregate fair value and other acquisition accounting adjustments

(a)	–	Adjustment reflects the initial wire received from the FDIC on the acquisition date.

(b)	–	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired investment securities portfolio.

(c)	–

Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity, market yield and servicing costs.

(d)	–	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.

(e)	–	Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(f)	–	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired time deposit portfolio.

(g)	–	Adjustment arises since the rates on acquired FHLB advances are higher than rates available on similar borrowings as of the acquisition date.

(h)	–	Adjustment reflects estimated qualifying acquisition costs in the transactions.

(i)	–

The carrying values of certain long-term assets, primarily the estimated fair value of acquired core deposit intangible of $1.1 million, were reduced to zero by the excess of the fair value of net assets acquired over liabilities assumed in the acquisition.

Results of operations for NCB prior to the acquisition date are not included in the income statement for the year ended September 30, 2009. Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss sharing agreements, historical results of NCB are not relevant to the Bank’s results of operations. Therefore, no pro forma information is presented.

Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the NCB FDIC-assisted acquisition transaction. On the acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired in the NCB acquisition were $50,978,361 and the estimated fair value of the loans were $19,978,634. At June 26, 2009, all of these loans were valued based on the liquidation value of the underlying collateral because the timing and amount of the expected cash flows could not be reasonably estimated. As a result, the Company has no accretable discount on these impaired loans at acquisition. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $30,999,727 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC.

On the acquisition date, the preliminary estimate of the contractually required principal payments receivable for all other loans acquired in the acquisition was $108,922,599 and the estimated fair value of the loans were $74,727,645. At such date, the Company established an allowance for loan losses of $23,832,265 on these loans representing amounts which are not expected to be collected from the customer nor liquidation of collateral. In its estimate of cash flows for such loans, the Company also recorded an accretable discount of $10,362,689 relating to these other loans which will be recognized on a level yield basis over the life of the loans, representing periods up to sixty months, because accretable yield represents cash flows expected to be collected.

At the time of acquisition, the Company also recorded a net FDIC receivable of $49,991,245, representing FDIC indemnification under loss sharing agreements for covered loans and other real estate. Such receivable was discounted by $2,029,990 for the expected timing of receipt of these cash flows.

McIntosh Commercial Bank

On March 26, 2010, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of McIntosh Commercial Bank (MCB) from the FDIC, as Receiver of MCB. MCB operated four commercial banking branches and was headquartered in Carrollton, Georgia. The FDIC took MCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank’s bid to purchase MCB included the purchase of substantially all MCB’s assets at a discount of

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

$53,000,000 in exchange for assuming certain MCB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $106,000,000, and 95 percent of net losses exceeding $106,000,000. The term for loss sharing on residential real estate loans is ten years, while the term of for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $108,252,007 at the time of acquisition. For the year ended September 30, 2010, the Bank has submitted $72,366,796 in net cumulative losses to the FDIC under the loss-sharing agreements of which $57,893,437 is reimbursable. The Bank has received $39,484,119 in reimbursements from the FDIC during that same period.

The acquisition of MCB was accounted for under the acquisition method of accounting. The statement of net assets acquired and the resulting acquisition date purchase gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

For the quarter ended March 31, 2010 and the year ended September 30, 2010, the Company retrospectively lowered the gain recognized on the purchase of MCB from $15.6 million to $9.3 million. This was required by FASB ASC 805, “Business Combinations,” when, subsequent to the acquisition date, the Company obtained third-party appraisals and other valuations for the majority of MCB’s collateral-dependent problem loans and foreclosed real estate indicating, overall, that the appraised values were lower than the company’s original estimates made as of the acquisition date. Such revisions to initial fair value estimates were determined to relate to facts and circumstances that existed at the acquisition date. Any information obtained after the acquisition date that is not about facts and circumstances that existed at the applicable acquisition date that affect estimated covered asset fair values are reflected as a provision for loan losses regardless of whether it was ascertained within a one-year measurement period following the acquisition date. Any losses beyond the revised estimate, should they occur, would be covered by the FDIC at the 95% reimbursement rate provided in the loss share agreement with the FDIC.

Noninterest income includes a pre-tax gain on acquisition of $9,342,816. The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following table presents the assets acquired and liabilities assumed, as recorded by MCB on the acquisition date and as adjusted for purchase accounting adjustments.

	As recorded by MCB			Fair value adjustments			As recorded by CharterBank
Assets
Cash and due from banks	$32,285,757			$36,629,236	(a	)	$68,914,993
FHLB and other bank stock	1,321,710			(200,410)	(b	)	1,121,300
Mortgage-backed securities	24,744,318			(75,028)	(c	)	24,669,290
Loans	207,644,252			(110,645,341)	(d	)	96,998,911
Other real estate owned	55,267,968			(40,136,424)	(e	)	15,131,544
FDIC receivable for loss sharing agreements	-			108,252,007	(f	)	108,252,007
Core deposit intangible	-			258,811	(g	)	258,811
Other assets	1,313,923			(427,702)	(h	)	886,221

Total assets	$322,577,928			$(6,344,851)			$316,233,077

Liabilities
Deposits:
Noninterest-bearing	$5,443,673			$-			$5,443,673
Interest-bearing	289,862,953			683,100	(i	)	290,546,053

Total deposits	295,306,626			683,100			295,989,726
FHLB advance and other borrowings	9,491,486			-			9,491,486
Deferred tax liability	-			3,737,126	(j	)	3,737,126
Other liabilities	1,409,048			-			1,409,048

Total liabilities	306,207,160			4,420,226			310,627,386

Excess of assets acquired over liabilities assumed	$16,370,768	(k	)

Aggregate fair value adjustments				$(10,765,077)

Net assets of MCB acquired							$5,605,691

Explanation of fair value adjustments

(a)	–	Adjustment reflects the initial wire received from the FDIC on the acquisition date.

(b)	–	Adjustment reflects the estimated fair value of other bank stock.

(c)	–	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired mortgage-backed securities portfolio.

(d)	–

Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(e)	–	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

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

Results of operations for MCB prior to the acquisition date are not included in the income statement for the year ended September 30, 2010. Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss sharing agreements, historical results of MCB are not relevant to the Bank’s results of operations. Therefore, no pro forma information is presented.

Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the MCB FDIC-assisted acquisition transaction. On the acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired in the MCB acquisition were $136,860,724 and the estimated fair value of the loans were $50,415,463. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $73,841,461 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $12,603,800 on the acquisition date relating to these impaired loans.

On the acquisition date, the preliminary estimate of the contractually required principal payments receivable for all other loans acquired in the acquisition was $70,783,528 and the estimated fair value of the loans were $46,583,448. At such date, the Company established a credit risk related non-accretable discount of $18,896,737 on these loans representing amounts which are not expected to be collected from the customer nor liquidation of collateral. In its estimate of cash flows for such loans, the Company also recorded an accretable discount of $5,303,343 relating to these other loans which will be recognized on a level yield basis over the life of the loans, representing periods up to sixty months, because accretable yield represents cash flows expected to be collected.

At the time of acquisition, the Company also recorded a net FDIC receivable of $108,252,007, representing FDIC indemnification under loss sharing agreements for covered loans and other real estate. Such receivable has been discounted by $1,677,938 for the expected timing of receipt of these cash flows.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(4)	Other Investment Securities and FHLB Stock

Investment securities available for sale are summarized as follows:

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Tax-free municipals	$100,000	$2,821	$-	$102,821

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. government sponsored entities	$4,157,380	$277,352	$-	$4,434,732

The amortized cost and estimated fair value of municipal securities available for sale as of September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value

Less than 1 year	$-	$-
1-5 years	100,000	102,821
5-10 years	-	-

	$100,000	$102,821

The Company’s investment in FHLB stock was $14,071,200 and $14,035,800 September 30, 2010 and 2009, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value. As of September 30, 2010, the investment in FHLB stock represented approximately 1.184 percent of total assets and the amortized cost and fair value of this investment are equal. In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value. The Company has reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLB Banks have a very high degree of government support.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The FHLB of Atlanta is paying dividends and redeeming limited amounts of its member’s excess stock.

Furthermore, the Company currently has sufficient liquidity or has access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount. For the reasons above, the Company concluded that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2010 and ultimate recoverability of the par value of this investment is probable.

In September 2008, the US Treasury placed Freddie Mac under the conservatorship of the Federal Housing Finance Agency. This resulted in a significant decrease in value of the Freddie Mac common stock and uncertainty in the future value, if any. Based on this uncertainty, the Company sold its remaining position in Freddie Mac common stock in fiscal 2008. Proceeds from the sale of Freddie Mac common stock during 2008 were $14,281,888. Net gains of $9,556,639 were realized on those sales for 2008. The Company recorded an other comprehensive loss for the year ended September 30, 2008 of $123,735,737, net of income taxes, which is substantially represented by the decline in value of Freddie Mac common shares previously held.

Proceeds from called or matured other investment securities during the years ended September 30, 2010, 2009 and 2008 were $375,000, $29,050,000, and $5,974,000, respectively. Proceeds from sales in 2010 were $3,568,829 which resulted in gross gains and losses of $230,242 and $0, respectively. Proceeds from sales in 2009 were $29,005,440 which resulted in gross gains and losses of $14,655 and $6,875, respectively. Proceeds from sales in 2008 were $990,025 which resulted in gross gains and losses of $0 and $9,731, respectively.

There are no other investment securities available for sale that have been in a continuous unrealized loss position for less than 12 months or more than 12 months at September 30, 2010 or 2009.

Other investment securities with an aggregate carrying amount of $0 and $4,434,732 at September 30, 2010 and 2009, respectively, were pledged to collateralize FHLB advances.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(5)	Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$35,164,154	$798,264	$-	$35,962,418
GNMA certificates	7,134,764	479,147	-	7,613,911
FHLMC certificates	25,437,288	660,606	-	26,097,894
Collateralized mortgage obligations:
FNMA	9,605,091	291,337	(24,691)	9,871,737
FHLMC	20,515,780	275,356	(6,603)	20,784,533
GNMA	6,130,553	9,117	(31,337)	6,108,333
Other:
Investment grade (BBB & higher)	22,872,709	79,523	(1,764,296)	21,187,936
Non investment grade	11,522,219	-	(6,069,066)	5,453,153

	$138,382,558	$2,593,350	$(7,895,993)	$133,079,915

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$53,593,424	$382,886	$(1,734)	$53,974,576
GNMA certificates	5,744,809	236,716	(2,613)	5,978,912
FHLMC certificates	27,438,166	240,789	-	27,678,955
Collateralized mortgage obligations:
FNMA	37,302,274	528,296	(124,835)	37,705,735
FHLMC	19,205,684	218,811	(44,825)	19,379,670
Other:
Investment grade (BBB & higher)	60,784,294	14,053	(11,552,344)	49,246,003
Non Investment grade	10,375,599	-	(2,713,475)	7,662,124

	$214,444,250	$1,621,551	$(14,439,826)	$201,625,975

Credit ratings are current as of September 30, 2010.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during years ended September 30, 2010, 2009, and 2008 were $53,924,637, $89,435,458, and $5,894,659, respectively. Gross realized gains on the sale of these securities were $878,342, $2,169,004, and $0, for the years ended September 30, 2010, 2009 and 2008, respectively and gross realized losses were $209,669, $16,024, and $28,541, for the years ended September 30, 2010, 2009, and 2008, respectively.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $92,865,006 and $138,599,984 September 30, 2010 and 2009, respectively, were pledged to secure FHLB advances and to collateralize securities sold under agreements to repurchase.

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for less than 12 months at September 30, 2010 and 2009 are as follows:

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FNMA	$3,760,606	$(24,691)	$3,735,915
FHLMC certificates	1,531,605	(6,603)	1,525,002
Other	4,871,106	(31,337)	4,839,769

	$10,163,317	$(62,631)	$10,100,686

	September 30, 2009
	Amortized cost	Gross Unrealized losses	Estimated fair value
Mortgage–backed securities:
GNMA	$632,042	$(1,151)	$630,891
Collateralized mortgage obligations:
FHLMC certificates	4,357,974	(44,825)	4,313,149
Other	8,943,800	(1,372,020)	7,571,780

	$13,933,816	$(1,417,996)	$12,515,820

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2010 and 2009 are as follows:

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
Other	$29,058,952	$(7,833,362)	$21,225,590

	September 30, 2009
	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$92,007	$(1,734)	$90,273
GNMA	264,200	(1,462)	262,738
Collateralized mortgage obligations:
FNMA	6,442,475	(124,835)	6,317,640
Other	60,185,581	(12,893,799)	47,291,782

	$66,984,263$	$(13,021,830)	$53,962,433

At September 30, 2010, the Company had approximately $7.8 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $29.1 million. On two securities the Company recorded $2.5 million in other than temporary impairment and on one equity security classified in other assets, the Company recorded $1.0 million in other than temporary impairment. Additionally, the Company has recorded $1.3 million (pre-tax) in accumulated other comprehensive loss related to these two securities at September 30, 2010. The decline in the fair value of the remaining mortgage securities primarily resulted from illiquidity and other uncertainties in the marketplace.

Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment, the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value, recent events specific to the industry, and current characteristics of each security such as delinquency and foreclosure levels, credit enhancements, and projected losses and loss coverage ratios. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. All of these positions were evaluated for other-than-temporary impairment based on an analysis of the factors and characteristics of each security as previously enumerated. The Company considers these unrealized losses to be temporary impairment losses primarily because of continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches in such securities to positions held by the Company.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the year ended September 30, 2010:

Beginning balance of credit losses previously recognized in earnings	$-
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	-

Ending balance of cumulative credit losses recognized in earnings	$2,526,674

(6)	Derivative Instruments

The covered call options written on Freddie Mac common stock are derivative instruments and as such are recorded at fair value. The Company does not account for the options as hedges and as a result the change in fair value is recorded in the consolidated statements of income. The Company recorded gains of $0, $0, and $1,722,977 for the fiscal years ended September 30, 2010, 2009, and 2008, respectively, from the covered call activity. There were no options outstanding at September 30, 2010 or 2009, nor was there any option activity during those same periods.

(7)	Loans Receivable

Loans receivable are summarized as follows:

	September 30,
	2010	2009

Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$106,041,006	$126,096,545
Commercial real estate	267,725,686	270,061,803
Commercial	19,603,898	10,466,242
Real estate construction	45,930,424	43,965,320
Consumer and other	22,485,945	22,384,783

Loans receivable, net of undisbursed proceeds of loans in process	461,786,959	472,974,693
Less:
Unamortized loan origination fees, net	758,407	856,538
Allowance for loan losses	9,797,095	9,331,612

Total loans not covered, net	$451,231,457	$462,786,543

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The carrying amount of covered loans at September 30, 2010 and 2009 consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	September 30, 2010
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$4,440,436	$7,464,467	$11,904,903
Commercial real estate	53,347,535	97,615,020	150,962,555
Commercial	23,848,208	28,715,756	52,563,964
Real estate construction	6,879,358	2,078,078	8,957,436
Consumer and other	1,479,003	9,345,905	10,824,908

Loans receivable, gross	89,994,540	145,219,226	235,213,766

Less:
Non-accretable difference	40,203,964	12,656,615	52,860,579
Allowance for covered loan losses	-	15,553,536	15,553,536
Accretable discount	10,166,664	8,476,672	18,643,336
Unamortized loan origination fees, net	-	18,167	18,167

Total loans covered, net	$39,623,912	$108,514,236	$148,138,148

	September 30, 2009
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$-	$-	$-
Commercial real estate	17,447,242	61,661,859	79,109,101
Commercial	3,831,034	18,834,759	22,665,793
Real estate construction	3,098,395	12,691,002	15,789,397
Consumer and other	1,006,789	10,956,360	11,963,149

Loans receivable, gross	25,383,460	104,143,980	129,527,440
Less:
Non-accretable difference	7,136,864	-	7,136,864
Allowance for covered loan losses	-	23,832,265	23,832,265
Accretable discount	-	8,794,367	8,794,367

Total loans covered, net	$18,246,596	$71,517,348	$89,763,944

Loans covered under loss sharing agreements with the FDIC (Covered Loans) are reported in loans exclusive of the expected reimbursement from the FDIC. Covered Loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for credit losses had been recorded. Interest is accrued daily on the outstanding principal balances of non-impaired loans. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

Covered Loans which are more than 90 days past due with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on Covered Loans placed on nonaccrual status is charged against interest income and the FDIC receivable would be adjusted by the amount of any estimated reimbursement. Payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Additional interest payments received after that time are recorded as interest income on a cash basis.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired impaired loans and all other acquired loans as of the acquisition dates are provided in the following table:

	NCB as of June 26, 2009
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
Contractually required principal and interest payments	$54,039,612	$118,850,871	$172,890,483
Interest not expected to be collected	(3,061,251)	(2,172,306)	(5,233,557)
Non-accretable principal difference	(30,999,727)	-	(30,999,727)
Allowance for covered loan losses	-	(23,832,265)	(23,832,265)

Cash flows expected to be collected	19,978,634	92,846,300	112,824,934
Interest expected to be collected	-	(7,755,966)	(7,755,966)
Accretable yield	-	(10,362,689)	(10,362,689)

Fair value of loans acquired	$19,978,634	$74,727,645	$94,706,279

	MCB as of March 26, 2010
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
Contractually required principal and interest payments	$143,050,114	$84,436,381	$227,486,495
Interest not expected to be collected	(5,570,451)	(667,223)	(6,237,674)
Non-accretable principal difference	(73,841,461)	(18,896,737)	(92,738,198)

Cash flows expected to be collected	63,638,202	64,872,421	128,510,623
Interest expected to be collected	(618,939)	(12,985,630)	(13,604,569)
Accretable yield	(12,603,800)	(5,303,343)	(17,907,143)

Fair value of loans acquired	$50,415,463	$46,583,448	$96,998,911

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following table documents changes in the carrying value of acquired loans during the years ended September 30, 2010 and 2009:

		Impaired	Other

Balance, September 30, 2008		$-	$-

Fair value of acquired impaired loans covered under loss sharing agreements		19,978,634	74,727,645
Reductions since acquisition date resulting from repayments, write-offs and foreclosures		(1,732,038)	(3,210,297)

Balance, September 30, 2009		18,246,596	71,517,348

Fair value of acquired impaired loans covered under loss sharing agreements		50,415,463	46,583,448
Reductions since acquisition date resulting from repayments, write-offs and foreclosure		(29,038,147)	(9,586,560)

Balance, September 30, 2010		$39,623,912	$108,514,236

The following table documents changes in the value of the non-accretable principal difference during the years ended September 30, 2010 and 2009:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans

Balance, September 30, 2008	$-	$-	$-
Non-accretable principal difference at acquisition	30,999,727	-	30,999,727
Reductions resulting from charge-offs	(23,862,863)	-	(23,862,863)

Balance, September 30, 2009	7,136,864	-	7,136,864

Non-accretable principal difference acquired	73,841,461	18,896,737	92,738,198
Reductions resulting from charge-offs	(40,774,361)	(6,240,122)	(47,014,483)

Balance, September 30, 2010	$40,203,964	$12,656,615	$52,860,579

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

Balance, September 30, 2008			$-
Allowance for loan losses at acquisition			23,832,265
Loans charged-off (gross)			-
Recoveries on loans previously charged-off			-
Provision for loan losses charged to operations			-

Balance, September 30, 2009			23,832,265

Loans charged-off (gross)			(10,786,622)
Recoveries on loans previously charged-off			404,716
Provision for loan losses charged to FDIC receivable			1,682,542
Provision for loan losses charged to operations			420,635

Balance, September 30, 2010			$15,553,536

The following table documents changes in the value of the accretable discount during the years ended September 30, 2010 and 2009:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans

Balance, September 30, 2008	$-	$-	$-
Accretable yield at acquisition	-	10,362,689	10,362,689
Loan accretion	-	(1,568,322)	(1,568,322)

Balance, September 30, 2009	-	8,794,367	8,794,367

Accretable yield acquired	12,603,800	5,303,343	17,907,143
Other adjustments to decrease accretable yield	-	(297,609)	(297,609)
Loan accretion	(2,437,136)	(5,323,429)	(7,760,565)

Balance, September 30, 2010	$10,166,664	$8,476,672	$18,643,336

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate during the years ended September 30, 2010 and 2009:

Balance, September 30, 2008	$-
Fair value of FDIC receivable for loss sharing agreements at acquisition	49,991,245
Receipt of payments from FDIC	(23,685,634)
Recovery of previous loss reimbursements	(130,045)
Accretion of fair value adjustment	219,377
External expenses qualifying under loss sharing agreements and other adjustments	86,203

Balance, September 30, 2009	26,481,146

Fair value of FDIC receivable for loss sharing agreements acquired	108,252,007
Receipt of payments from FDIC	(54,680,714)
Accretion of fair value adjustment	1,840,856
Provisions for estimated losses on covered assets	4,448,908
External expenses qualifying under loss sharing agreements and other adjustments	3,482,595

Balance, September 30, 2010	$89,824,798

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $17,698,462, $11,340,692, and $13,795,903 at September 30, 2010, 2009, and 2008, respectively. Further, see note 12 for loans pledged as collateral.

Loans to certain executive officers, directors, and their associates totaled $9,478,205 and $10,340,240 at September 30, 2010 and 2009, respectively. At September 30, 2010 there was an additional commitment to fund construction loans to certain executive officers, directors, and their associates of $163,589. There was also an additional commitment to fund a home equity line of credit of $49,978. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2010	2009

Beginning balance	$10,340,240	$10,792,200
New loans-funded	838,378	316,753
Repayments	(1,700,413)	(768,713)

Ending balance	$9,478,205	$10,340,240

At September 30, 2010 and 2009, the Company had $11,654,501 and $13,100,146, respectively, of nonaccrual loans not covered by loss sharing. At September 30, 2010 and 2009, the Company had $139,972 and $212,631, respectively, of past due loans 90 days and more still accruing interest not covered by loss sharing. These loans are still accruing interest, as collectability of the principal and interest is not in doubt based on the underlying collateral value of the loan. The following is a summary of interest income relating to nonaccrual loans not covered by loss sharing agreements for the years ended September 30, 2010, 2009, and 2008.

	Years Ended September 30,
	2010	2009	2008

Interest income at contractual rates	$718,638	$683,036	$701,460
Interest income actually recorded	(88,421)	(146,658)	(390,504)

Reduction of interest income	$630,217	$536,378	$310,956

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Years Ended September 30,
	2010	2009	2008

Balance, beginning of year	$9,331,612	$8,243,931	$6,013,350
Loans charged off	(5,407,747)	(3,814,196)	(1,046,926)
Recoveries on loans previously charged off	73,230	351,877	27,507
Provision for loan losses charged to operations	5,800,000	4,550,000	3,250,000

Balance, end of year	$9,797,095	$9,331,612	$8,243,931

The Company increased its provisions for loan losses for the years ended September 30, 2010, 2009, and 2008 in response to declining economic conditions, increased net charge-offs, weakening financial indicators for borrowers in the real estate sectors, declining collateral values of commercial and residential real estate, and increased nonaccrual and impaired loans.

At September 30, 2010, 2009, and 2008, the Company had impaired loans not covered by loss sharing of approximately $11,499,451, $12,985,448, and $8,641,091, respectively. There were specific allowances attributable to impaired loans at September 30, 2010, 2009, and 2008, of $1,434,751, $1,681,993, and $931,476, respectively. At September 30, 2010, 2009, and 2008, there were impaired loans of $6,312,882, $4,500,715, and $3,103,883, respectively, with no specific allowance.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The average recorded investments in impaired loans not covered by loss sharing for the years ended September 30, 2010, 2009, and 2008, were approximately $13,600,000, $10,800,000, and $7,400,000, respectively. Interest income recognized on impaired loans for the years ended September 30, 2010, 2009, and 2008, was $88,000, $143,000, and $217,000, respectively.

At September 30, 2010, 2009, and 2008, the Company had impaired loans covered by loss sharing of approximately $51,468,000, $25,300,000, and $0, respectively. While there were no specific allowances attributable to impaired covered loans, the Company has recorded nonaccretable discounts on these loans in connection with the fair value accounting under acquisition accounting requirements.

At September 30, 2010 and 2009, the Company had troubled debt restructured loans not covered by loss sharing agreements of approximately $3,566,890 and $7,397,850, respectively, and approximately $15,737,435 (contractual balance) and $8,428,562 (contractual balance), respectively of troubled debt restructured loans covered by loss sharing agreements. At September 30, 2010, the Company had $1.9 million of the troubled debt restructurings not covered by loss sharing agreements which were on nonaccrual status. The remaining $1.7 million of restructurings represent loans for which maturity dates were extended with no material effect to earnings. At September 30, 2010, the Company had $9.2 million (contractual balance) of the troubled debt restructurings covered by loss sharing agreements which were on nonaccrual status. The remaining $6.5 million of restructurings represent loans for which maturity dates were extended with no material effect to earnings.

The average recorded investment on impaired loans covered by loss sharing agreements at fair value for the years ended September 30, 2010 and 2009 was approximately $30,000,000 and $19,113,000, respectively. There were no recorded investments in impaired loans covered by loss sharing agreements for the year ended September 30, 2008. No interest income, exclusive of discount accretion, was recorded on covered impaired loans for such periods.

(8) Accrued Interest and Dividends Receivable

At September 30, 2010 and 2009, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2010	2009

Loans receivable	$2,703,514	$2,904,852
Mortgage–backed securities and collateralized mortgage obligations	526,891	833,557
Other investment securities	1,925	7,671

	$3,232,330	$3,746,080

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(9) Real Estate Owned

The following is a summary of transactions in the real estate owned:

Non-covered real estate owned

	September 30,
	2010	2009

Balance, beginning of year	$4,777,542	$2,680,430
Real estate acquired through foreclosure of loans receivable	10,528,383	6,822,044
Real estate sold	(4,789,815)	(4,135,558)
Write down of real estate owned	(707,519)	(669,870)
Gain (loss) on sale of real estate owned	(167,166)	80,496

Balance, end of year	$9,641,425	$4,777,542

Covered real estate owned

	September 30,
	2010	2009

Balance, beginning of year	$10,681,499	$-
Real estate acquired and subject to FDIC loss sharing agreement	15,131,544	7,436,438
Real estate acquired through foreclosure of loans receivable	19,938,614	4,389,951
Real estate sold	(12,991,775)	(1,307,447)
Provision for losses on other real estate owned:
Recognized in noninterest expense	(691,592)	-
Increase of FDIC receivable for loss sharing agreements	(2,766,366)	-
Gain (loss) on sale of real estate owned:
Recognized in noninterest income	64,931	32,511
Reduction of FDIC receivable for loss sharing agreements	259,726	130,046

Balance, end of year	$29,626,581	$10,681,499

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(10)	Premises and Equipment

Premises and equipment at September 30, 2010 and 2009 is summarized as follows:

	September 30,
	2010	2009

Land	$6,330,212	$5,181,812
Buildings and improvements	16,957,513	13,116,948
Furniture, fixtures, and equipment	5,310,930	4,315,527
Construction in progress	-	170,491

	28,598,655	22,784,778
Less accumulated depreciation	6,448,413	5,497,638

	$22,150,242	$17,287,140

Depreciation expense for premises and equipment for the years ended September 30, 2010, 2009, and 2008, was $914,022, $873,006, and $827,101, respectively. Additionally, during the year ended 2009, the Company recorded a gain of $2,086,053 related to the sale of land held for future branch expansion and a former branch facility.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(11)	Deposits

At September 30, 2010 and 2009, deposits are summarized as follows:

	September 30, 2010			September 30, 2009
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates

Demand, NOW, and money market accounts	$295,761,021	0.00-4.90%	1.28%	$202,890,009	0.00-4.89%	0.82%
Savings deposits	17,409,417	0.20-1.01%	0.20%	14,011,765	0.25%	0.25%
Time deposits by original term:
Time deposits $100,000 and over	264,797,564	0.00-5.92%	2.15%	196,216,364	0.00-5.69%	2.21%
Other time deposits:
12 months or less	179,826,393	0.02-5.59%	1.92%	149,448,755	0.24-5.50%	2.61%
13 – 36 months	48,909,550	0.65-5.40%	2.42%	30,991,706	1.08-5.50%	3.56%
37 months or more	16,430,188	1.40-4.35%	3.20%	4,075,070	1.72-5.40%	3.62%

Total deposits	823,134,133		1.78%	597,633,669		1.71%
Accrued interest payable	1,172,330			874,218

	$824,306,463			$598,507,887

Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.

During 2010 and 2009, the Company accepted out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the broker deposits was $10.2 million and $30.0 million and the balance of the credit union deposits was $73.3 million and $102.9 million at September 30, 2010 and 2009, respectively.

At September 30, 2010, scheduled maturities of time deposits are as follows:

2011	$342,086,547
2012	88,667,017
2013	26,657,621
2014	9,999,292
2015 and thereafter	42,553,218

$509,963,695

Interest expense on deposits for the years ended September 30, 2010, 2009, and 2008 is summarized as follows:

	Years Ended September 30,
	2010	2009	2008

Demand, NOW, and money market accounts	$2,720,807	$1,326,016	$3,210,150
Savings deposits	69,004	32,605	28,486
Time deposits	9,437,534	8,740,755	11,287,128

	$12,227,345	$10,099,376	$14,525,764

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Deposits of certain officers, directors, and their associates totaled $3.1 million and $4.1 million at September 30, 2010 and 2009, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

(12)	Borrowings

At September 30, 2010 and 2009, borrowings are summarized as follows:

	September 30,
	2010	2009

Federal Home Loan Bank advances	$212,000,000	$227,000,000

Total Borrowings	$212,000,000	$227,000,000

FHLB advances at September 30, 2010 and 2009 are summarized by year of maturity in the table below:

	September 30, 2010			September 30, 2009
Due	Amount	Range of interest rates	Weighted average rate	Amount	Range of interest rates	Weighted average rate

Less than one year	$102,000,000	5.40-6.14%	5.64%	$15,000,000	2.65-3.93%	3.50%
One to two years	30,000,000	3.30-4.87%	4.61%	102,000,000	5.40-6.14%	5.64%
Two to three years	20,000,000	3.42-3.88%	3.65%	30,000,000	3.30-4.87%	4.61%
Three to four years	5,000,000	3.80%	3.80%	20,000,000	3.42-3.88%	3.65%
Four to five years	5,000,000	3.99%	3.99%	5,000,000	3.80%	3.80%
Thereafter	50,000,000	4.30-4.33%	4.32%	55,000,000	3.99-4.33%	4.29%

	$212,000,000		4.91%	$227,000,000		4.82%

Subsequent to September 30, 2010 the Company prepaid $60 million of FHLB advances which had maturities in January 2011. A prepayment penalty of $809,558 was recorded subsequent to September 30, 2010, which represented approximate net present value of contractual interest payments to the January 2011 maturity of these $60 million of advances.

At September 30, 2010, the Company has pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $93,211,770, certain commercial loans with unpaid principal balances totaling $113,285,641, and certain mortgage–backed securities, collateralized mortgage obligations, and investment securities with an aggregate carrying amount of $92,865,006.

All of the FHLB advances are fixed rates at September 30, 2010. The Company’s FHLB advances include $55.0 million of advances that are callable by the FHLB under certain circumstances. The advances from the FHLB are subject to prepayment penalties.

At September 30, 2010, the Company had available line of credit commitments with the FHLB totaling $458,370,000, of which $212,000,000 was advanced and $246,370,000 was available at September 30, 2010 based on total assets; however, based on actual collateral available, only $896,637 was available. At September 30, 2010, the Company had an available line of credit based on the collateral pledged of $37,669,381 with the Federal Reserve Bank of Atlanta.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following summarizes pertinent data related to FHLB advances for the years ended September 30, 2010, 2009, and 2008:

	September 30,
	2010	2009	2008

Weighted average borrowing rate at period–end	4.91%	4.82%	4.65%
Weighted average borrowing rate during the period	4.90%	4.80%	4.79%
Average daily balance during period	$214,996,071	$260,158,013	$255,739,607
Maximum month–end balance during the period	$217,000,000	$275,500,000	$267,000,000

The following summarizes pertinent data related to securities sold under the agreements to repurchase for the years ended September 30, 2010, 2009, and 2008:

	September 30,
	2010	2009	2008

Weighted average borrowing rate at period–end	-%	-%	-%
Weighted average borrowing rate during the period	0.29%	-%	4.67%
Average daily balance during period	$203,654	$-	$4,712,830
Maximum month–end balance during the period	$244,839	$-	$9,935,000

Interest expense on borrowings for the years ended September 30, 2010, 2009, and 2008, is summarized as follows:

	Years Ended September 30,
	2010	2009	2008

Securities sold under agreements to repurchase	$599	$-	$219,769
Federal Home Loan Bank advances	10,529,525	12,499,232	12,025,251

	$10,530,124	$12,499,232	$12,245,020

During the year ended September 30, 2009, a $25,000,000 advance with a rate of 6.22% was prepaid. This prepayment resulted in a prepayment penalty of $1,408,275 which is included in other noninterest expense.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(13)	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2010, 2009, and 2008 consists of:

	Years Ended September 30,
	2010	2009	2008
Federal:
Current	$2,264,618	$710,508	$5,945,422
Deferred	(236,153)	(259,804)	(1,580,048)

Total federal tax expense	2,028,465	450,704	4,365,374

State:
Current	99,935	25,339	466,208
Deferred	(41,739)	(170,405)	(340,546)

Total state tax expense	58,196	(145,066)	125,662

	$2,086,661	$305,638	$4,491,036

The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2010, 2009, and 2008 is summarized as follows:

	Years Ended September 30,
	2010	2009	2008

Computed “expected” tax expense	$2,807,578	$917,490	$5,258,144
Increase (decrease) in tax expense resulting from:
Dividends received deduction	-	-	(612,194)
State income taxes, net of federal tax effect	37,827	(94,293)	81,680
Tax–exempt income	(394,857)	(444,244)	(373,412)
Change in tax contingency accrual	-	-	14,192
Market value depreciation of
ESOP shares	1,492	(3,864)	100,947
Other, net	(365,379)	(69,451)	21,679

	$2,086,661	$305,638	$4,491,036

The effective tax rate for the years ended September 30, 2010, 2009, and 2008, was 26.01%, 11.66%, and 29.89%, respectively.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2010.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2010 and 2009 are presented below:
	September 30,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$3,821,363	$3,639,801
Interest on nonaccrual loans	-	209,215
Deferred compensation	968,230	1,009,356
Stock option expense	776,043	769,193
Real estate acquired through foreclosure	1,201,631	294,816
State credits	286,847	289,258
Other than temporary impairment	389,527	-
Net unrealized holding losses on securities available for sale	1,804,760	4,263,915
Other	480,306	208,726

Total gross deferred tax assets	9,728,707	10,684,280

Deferred tax liabilities:
Deferred loans costs, net	389,901	405,959
Depreciation	2,556,946	1,928,768
Investment securities market adjustment for tax reporting	(269,635)	160,852
FDIC transaction	3,606,327	819,931
Other	65,591	79,727

Total gross deferred tax liabilities	6,349,130	3,395,237

Net deferred tax assets	$3,379,577	$7,289,043

The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Tax years 2006 through 2009 are subject to examination by the Internal Revenue Service and state taxing authorities in Georgia and Alabama. The Company had no material uncertain tax positions at September 30, 2010 and 2009.

(14)	Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The Company has a short–term incentive plan which covers substantially all employees. The Company also had a long–term incentive plan that covered key employees which was phased out in 2008. For the years ended September 30, 2010, 2009, and 2008, the Company expensed $1,030,187, $125,742, and $1,518,001, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10–year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 54,650 have been granted and exercised, 512,775 are granted and outstanding with the remaining 140,518 shares available to be granted.

The fair value of the options granted during the year ended 2010 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

2010
Risk- free interest rate	2.92%
Dividend yield	1.99%
Expected life at date of grant	7 years
Volatility	23.90%
Weighted average grant-date fair value	$ 2.20

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding- September 30, 2007	561,200	$39.73	9

Options exercisable at end of year – September 30, 2007	425,250	41.86	9

Options outstanding- September 30, 2007	561,200	39.70	9
Options exercised	(3,600)	29.26	4
Options forfeited	(1,750)	29.79	5
Options granted in 2008	-	-	-

Options outstanding- September 30, 2008	555,850	39.80	9

Options exercisable at end of year – September 30, 2008	500,350	40.56	8

Options outstanding- September 30, 2008	555,850	39.80	9
Options exercised	-	-	-
Options forfeited	(603,600)	37.35	9
Options granted in 2009	405,525	11.00	10

Options outstanding- September 30, 2009	357,775	11.35	10

Options exercisable at end of year – September 30, 2009	5,750	29.42	4

Options outstanding- September 30, 2009	357,775	11.35	10
Options exercised	-	-	-
Options forfeited	-	-	-
Options granted in 2010	155,000	10.20	7

Options outstanding- September 30, 2010	512,775	11.00	9

Options exercisable at end of year – September 30, 2010	5,750	$29.42	4

The intrinsic value on the options exercised during the year ended September 30, 2008 was $83,014. The stock price at September 30, 2010 was less than or equal to the exercise prices of options outstanding and exercisable and therefore had no intrinsic value. Intrinsic value at September 30, 2009 was $440,031.

The fair value of the stock options vested during the years ended September 30, 2010, 2009, and 2008 was $0, $0, and $84,038, respectively.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The following table summarizes information about the options outstanding at September 30, 2010:

Number outstanding at September 30, 2010	Weighted average remaining contractual life in years	Exercise price per share	Weighted average exercise price per share

5,500	3	$29.26	$29.26
250	5	$32.99	$32.99
352,025	9	$11.00	$11.00
155,000	10	$10.20	$10.20

512,775

The Company has a benefit restoration plan (the Benefit Plan) which covers the chief executive officer of the Company and any employees of the Company who are designated as eligible to participate in the Benefit Plan by resolution of the board of directors of the Company. The Benefit Plan restores the benefits in tax–qualified plans that are limited by the Internal Revenue Code. Also, in the case of a participant who retires before the repayment in full of a loan to the Employee Stock Ownership Plan (ESOP), the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The participant in the Benefit Plan is entitled to contributions to the Benefit Plan upon termination of service, retirement or death. The Company expensed $0 for the year ended 2010, $38,914 for the year ended 2009, and reversed some of the expense in the year ended 2008 for $72,440 related to this plan. During the year ended 2009, the accrued liability of $822,116 in the benefit restoration plan was frozen. During the year ended 2009, the Company established a new unfunded and nonqualified supplemental retirement plan for the chief executive officer and two other executives. The normal retirement benefit under this plan ranges in amounts equal to ten to fifty percent of the executive’s final base salary and is paid out in monthly installments for a period of fifteen years beginning on the first day of the month after the executive’s normal retirement date. At September 30, 2010 and 2009, the accrued liability was $230,705 and $94,864, respectively and the related expense was $135,841 and $93,541 for the years ended September 30, 2010 and 2009, relating to this plan. The discount rate utilized in measuring the liability was six percent. Payments under the new plan for the chief executive officer will be reduced by the aforementioned frozen liability under the former benefit restoration plan.

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized. As of September 30, 2010, 83,963 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 83,963 shares remaining in the trust, 51,574 shares have been granted and are not yet vested and 32,389 shares are available for grants.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

	Years Ended September 30,
	2010	2009	2008

Shares granted	28,000	-	-
Fair value per share at grant date	$10.20	-	-
Aggregate value at grant date	285,600	-	-
Vesting for current year grants	5 years	-	-
Expensed for year	$191,906	$285,046	$851,640

	Shares	Weighted average grant date fair value per award

Unvested Restricted stock awards- September 30, 2007	88,948	$34.52

Fiscal 2008 activity
Granted	-	-
Vested	42,841	32.99
Cancelled or expired	-

Unvested Restricted stock awards- September 30, 2008	46,107	35.97

Fiscal 2009 activity
Granted	-	-
Vested	11,291	32.99
Cancelled or expired	200	33.45

Unvested Restricted stock awards- September 30, 2009	34,616	36.96

Fiscal 2010 activity
Granted	28,000	10.20
Vested	11,042	35.52
Cancelled or expired	-	-

Unvested Restricted stock awards- September 30, 2010	51,574	$22.74

All grants prior to October 1, 2005 vest at the earlier of the scheduled vesting or death, disability, or qualified retirement which is generally age 65 or age 55 with 10 years of service. All grants prior to October 1, 2005 are expensed to the scheduled vesting date. Four grant recipients are qualified for retirement as of September 30, 2010. One additional stock grant recipient and six option grant recipients will be qualified for retirement before all of their grants reach scheduled vesting. Grants between October 1, 2005 and January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with ten years of service. Grants subsequent to January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65.

The Company has implemented the Employee Stock Option Plan (ESOP) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $146,150, $152,341, and $462,482 related to the ESOP during the years ended September 30, 2010, 2009, and 2008, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company committed to be allocated 15,157, 13,672, and 14,138, to participants in the plan during the years ended September 30, 2010, 2009, and 2008, respectively. At September 30, 2010, there were 454,696 unallocated shares with a market value of $3,728,507 in the ESOP.

(15)  Commitments and Contingent Liabilities

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

A summary of the Company’s financial instruments with off–balance–sheet risk at September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
Financial instruments whose contract amounts represent credit risk – commitments to originate loans:
Mortgage loans	$814,250	$261,500
Non-mortgage loans	18,390,255	12,348,000
Open-end consumer loans	11,765,751	10,442,640
Open-end commercial loans	2,865,918	16,218,451
Construction loans	18,097,170	18,016,661

Total commitments to originate loans	$51,933,344	$57,287,252

The Company sells loans on a best efforts basis and had loans as reported in the statement of condition as loans held for sale in the process of being sold.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case–by–case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but consists primarily of real estate.

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2010 and 2009:

	Amount	Range of Rate

September 30, 2010	$762,250	3.75 - 4.38%
September 30, 2009	$12,609,500	4.50 - 8.50%

Commitments to sell fixed rate loans are contracted on a best efforts basis and the value of the funded commitments approximates the commitment to sell the loans.

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2010 and 2009, adjustable rate mortgage loans with interest rate caps and floors amounted to $59,981,000 and $63,296,000, respectively.

The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30, 2010
2011	$613,302
2012	335,296
2013	78,600
2014	31,100
2015	16,200
Thereafter	-

$1,074,498

Rent expense for the years ended September 30, 2010, 2009, and 2008 was $688,378, $323,055, and $136,673, respectively, which were included in occupancy expense in the consolidated statements of income.

The Company and various subsidiary have been named as defendants in various other legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company’s consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(16)   Fair Value of Financial Instruments and Fair Value Measurement

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENTS AVAILABLE FOR SALE AND FHLB STOCK - The fair value of investments and mortgage–backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.

LOANS RECEIVABLE - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. The estimated fair value at September 30, 2010 and 2009 has been affected by an estimate of liquidity risk of 5.5%.

LOANS HELD FOR SALE - Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics

CASH SURRENDER VALUE OF LIFE INSURANCE - The Company’s cash surrender value of bank owned life insurance approximates its fair value.

FDIC RECEIVABLE FOR LOSS SHARING AGREEMENTS - The Company’s FDIC receivable for loss sharing agreements approximates fair value.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWINGS - The fair value of the Company’s Federal Home Loan Bank advances is estimated based on the discounted value of contractual cash flows. The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE - The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at September 30, 2010 and 2009, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of September 30, 2010 and 2009 are summarized below.

	September 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$235,638,582	$235,638,582	$53,840,036	$53,840,036
Investments available for sale	133,182,736	133,182,736	206,060,707	206,060,707
FHLB stock	14,071,200	14,071,200	14,035,800	14,035,800
Loans receivable, net	599,369,605	555,177,903	552,550,487	539,884,951
Loans held for sale	2,061,489	2,079,239	1,123,489	1,129,286
Cash surrender value of life insurance	31,678,013	31,678,013	30,549,849	30,549,849
FDIC Receivable for loss sharing agreements	89,824,798	90,012,434	26,481,146	26,481,146
Accrued interest and dividends receivable	3,232,330	3,232,330	3,746,080	3,746,080
Financial liabilities:
Deposits	$823,134,133	$830,427,887	$597,633,669	$601,081,260
FHLB advances	212,000,000	226,983,028	227,000,000	230,882,910
Accrued interest payable	2,043,608	2,043,608	1,882,375	1,882,375

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

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

Furthermore, accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes six levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Most of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2010		Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$102,821	$-	$102,821	-
Mortgage–backed securities:
FNMA certificates	35,962,417	-	35,962,417	-
GNMA certificates	7,613,911	-	7,613,911	-
FHLMC certificates	26,097,894	-	26,097,894	-
Collateralized mortgage obligations:
FNMA	9,871,737	-	9,871,737	-
FHLMC	20,784,533	-	20,784,533	-
GNMA	6,108,333	-	6,108,333	-
Other:
Investment grade (BBB and higher)	21,187,935	-	21,187,935
Non investment grade	5,453,154	-	5,453,154	-

Available for sale securities	$133,182,735	$-	$133,182,735	$-

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

September 30, 2009		Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
U.S. Government sponsored entities:	$4,434,732	$-	$4,434,732	$-
Mortgage–backed securities:
FNMA certificates	53,974,576	24,725,231	29,249,345	-
GNMA certificates	5,978,912	-	5,978,912	-
FHLMC certificates	27,678,955	10,282,892	17,396,063	-
Collateralized mortgage obligations:
FNMA	37,705,735	15,651,011	22,054,724	-
FHLMC	19,379,670	-	19,379,670	-
Other:
Investment grade (BBB and higher)	49,246,003	-	49,246,003	-
Non investment grade	7,662,124	-	7,662,124	-

Available for sale securities	$206,060,707	$50,659,134	$155,401,573	$-

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2010
Impaired loans:
Not covered under loss share	3,751,818	-	-	3,751,818
Covered under loss share	51,468,000	-	-	51,468,000

Other real estate owned:
Not covered under loss share	9,641,425	-	-	9,641,425
Covered under loss share	29,626,581	-	-	29,626,581

September 30, 2009
Impaired loans:
Not covered under loss share	6,802,740	-	-	6,802,740
Covered under loss share	18,246,596	-	-	18,246,596

Other real estate owned:
Not covered under loss share	4,777,542	-	-	4,777,542
Covered under loss share	10,681,499	-	-	10,681,499

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(17)	Regulatory Matters

The Bank is required to maintain noninterest–bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2010 and 2009 to satisfy the regulatory requirement were $7,322,000 and $1,681,000, respectively.

Under Office of Thrift Supervision (OTS) regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2010, the Bank’s earnings may be negatively impacted if interest rates increase or decrease significantly.

The Bank is required to meet certain core, tangible, and risk–based regulatory capital ratios. The regulations require institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3% core capital ratio, and 8% risk–based capital ratio.

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

As of September 30, 2010, the most recent notification from the OTS categorized CharterBank as well–capitalized under the regulatory framework for prompt corrective action. To be categorized as well–capitalized, CharterBank must maintain minimum total risk–based, Tier 1 risk–based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2010 which would affect CharterBank’s well–capitalized classification.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

The table of compliance with minimum capital requirements for CharterBank is presented below at September 30, 2010 and 2009 (in thousands):

	September 30, 2010
	Tangible capital		Core/ leverage capital	Tier 1 risk-based capital		Total risk-based capital

Total equity		$123,115	$123,115		$123,115	$123,115
General valuation allowances		-	-		-	6,770
Allowable unrealized gains		-	-		-	-
Deduction for certain private-label mortgage securities		-	-		-	(11,522)
Goodwill and other intangible assets		(5,255)	(5,255)		(5,255)	(5,255)
Accumulated other comprehensive loss		3,498	3,498		3,498	3,498

Regulatory capital		$121,358	$121,358		$121,358	$116,606

Total assets		$1,188,199	$1,188,199		$1,188,199	$1,188,199
Regulatory total assets		$1,188,246	$1,188,246		$-	$-
Risk-weighted assets		$-	$-		$541,608	$541,608
Capital ratio		10.21%	10.21%		20.28%	21.53%

Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than		1.50%	3.00%		N/A	8.00%
Capital exceeding requirement		$103,534	$85,711	$	N/A	$73,277

Adequately capitalized or minimum FDICIA requirement equal to or greater than		N/A	4.00%		4.00%	8.00%
Capital exceeding requirement	$	N/A	$73,828		$99,694	$73,277

Well capitalized, equal to or greater than		N/A	5.00%		6.00%	10.00%
Capital exceeding requirement	$	N/A	$61,946		$88,862	$62,445

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

	September 30, 2009
	Tangible capital		Core/ leverage capital	Tier 1 risk-based capital		Total risk-based capital

Total equity		$84,479	$84,479		$84,479	$84,479
General valuation allowances		-	-		-	6,324
Allowable unrealized gains		-	-		-	-
Goodwill and other intangible assets		(5,180)	(5,180)		(5,180)	(5,180)
Accumulated other comprehensive loss		8,277	8,277		8,277	8,277

Regulatory capital		$87,576	$87,576		$87,576	$93,900

Total assets		$933,117	$933,117		$933,117	$933,117
Regulatory total assets		$940,755	$941,489		$-	$-
Risk-weighted assets		$-	$-		$597,598	$597,598
Capital ratio		9.31%	9.30%		14.65%	15.71%

Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than		1.50%	3.00%		N/A	8.00%
Capital exceeding requirement		$73,465	$59,331	$	N/A	$46,092

Adequately capitalized or minimum FDICIA requirement equal to or greater than		N/A	4.00%		4.00%	8.00%
Capital exceeding requirement	$	N/A	$49,916		$63,672	$46,092

Well capitalized, equal to or greater than		N/A	5.00%		6.00%	10.00%
Capital exceeding requirement	$	N/A	$40,502		$51,720	$34,140

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

The OTS has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital. The Bank subsidiary exceeds this guideline with 26% of its regulatory capital at September 30, 2010. Exceeding this guideline requires additional monitoring of its BOLI investment by the Bank. Management believes it is meeting its requirement for increased monitoring.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(18)	Related Parties

During the years ended September 30, 2010, 2009, and 2008, the Company paid approximately $400,094, $104,949, and $105,372, respectively, in legal fees in the normal course of business to a law firm in which a partner is a board member and related to another board member.

The Company formerly leased a branch facility and parking lot from a partnership in which a Company executive and a board member are partners. During fiscal 2009, the Bank purchased the shopping center which included this branch facility on an outparcel from this partnership at a purchase price of $2,908,167. During the years ended September 30, 2010, 2009, and 2008, lease expense relating to these leases was $0, $21,654, and $63,361, respectively.

See notes 7 and 11 for disclosures of loan and deposit relationships of related parties. Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(19)	Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

Condensed Balance Sheet

	September 30,
	2010	2009
Assets
Cash	$12,122,937	$12,645,616
Interest-bearing deposits in other financial institutions	672	671
Investment in thrift subsidiary	123,114,959	84,479,199
Deferred tax asset	1,076,681	3,490,925
Other assets	243,520	1,401,045

Total assets	$136,558,769	$102,017,456

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses	$770,920	$3,760,796

Total liabilities	770,920	3,760,796

Stockholders’ equity:
Common stock, $0.01 par value; issued 19,859,219 shares in 2010 and 2009, respectively; outstanding 18,588,398 and 18,577,356 shares in 2010 and 2009, respectively	198,592	198,592
Preferred Stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,073,216	42,751,898
Treasury stock, at cost; 1,270,821 and 1,281,863 shares in 2010 and 2009, respectively	(36,614,648)	(36,948,327)
Unearned compensation - ESOP	(3,880,990)	(1,683,990)
Retained earnings	106,509,562	102,215,498
Accumulated other comprehensive loss	(3,497,883)	(8,277,011)

Total stockholders’ equity	135,787,849	98,256,660

Total liabilities and stockholders’ equity	$136,558,769	$102,017,456

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Condensed Statements of Income

	Years Ended September 30,
	2010	2009	2008

Income:
Interest income	$88,875	$282,455	$643,926
Dividend income	-	-	620,000
Dividends received from Bank subsidiary	-	-	3,000,000
Gain on sale of Freddie Mac common stock	-	-	823,429
Loss on other investment	(1,000,000)	-	-
Other income	-	-	787,194

Total operating (loss)income	(911,125)	282,455	5,874,549

Expenses:
Salaries and employee benefits	252,564	536,507	710,331
Occupancy	24,648	24,648	24,648
Legal and professional	142,420	216,997	101,594
Marketing	127,335	90,095	91,969
Other	155,813	124,482	135,804

Total operating expenses	702,780	992,729	1,064,346

(Loss) income before income taxes	(1,613,905)	(710,274)	4,810,203

Income tax expense (benefit)	(682,424)	(269,620)	535,343

(Loss) income before equity in undistributed net income of subsidiary	(931,481)	(440,654)	4,274,860

Equity (deficit) in undistributed net income of subsidiary	6,866,471	2,756,416	6,257,372

Net income	$5,934,990	$2,315,762	$10,532,232

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

Condensed Statements of Cash Flow

	Years Ended September 30,
	2010	2009	2008

Cash flows from operating activities:
Net income	$5,934,990	$2,315,762	$10,532,232
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of Freddie Mac common stock	-	-	(823,429)
Deferred tax benefit	(277,892)	(398,881)	(1,920,594)
Restricted stock award expense	191,906	285,046	851,640
Stock based compensation expense	61,186	33,934	84,038
Other than temporary impairment	1,000,000	-	-
Equity in undistributed net income of subsidiary	(6,866,471)	(2,756,416)	(9,257,372)
Allocation of ESOP common stock	137,000	141,400	146,050
(Increase) decrease in other assets	189,639	(179,964)	596,205
Increase (decrease) in accrued expenses	(129,552)	184,752	(585,350)

Net cash (used in) provided by operating activities	240,806	(374,367)	(376,580)

Cash flows from investing activities:
Capital (infusion) distribution from Bank subsidiary	(27,000,000)	-	3,000,000
Proceeds from the sale of Freddie Mac common Stock	-	-	1,997,864

Net cash (used in) provided by investing activities	(27,000,000)	-	4,997,864

Cash flows from financing activities:
Purchase of treasury stock	$-	$(2,228,342)	$(4,676,178)
Net proceeds from the exercise of stock options	-	-	105,336
Dividends on restricted stock awards	(1,418)	(2,375)	(6,417)
Stock issuance	27,857,569	-	-
Dividends paid	(1,619,635)	(3,401,554)	(15,871,868)

Net cash provided by (used in) financing activities	26,236,516	(5,632,271)	(20,449,127)

Net decrease in cash	(522,678)	(6,006,638)	(15,827,843)

Cash and cash equivalents, beginning of period	12,646,287	18,652,925	34,480,768

Cash and cash equivalents, end of period	$12,123,609	$12,646,287	$18,652,925

Supplemental disclosures of cash flow information:
Income taxes paid	$-	$330,697	$4,665,545
Issuance of ESOP common stock	299,186	289,870	700,516
Grant of common stock under stock benefit plans	402,242	372,490	1,366,847
Unrealized gain (loss) on securities available for sale, net	4,779,128	(1,427,421)	(123,735,737)

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010, 2009, and 2008

(20)	Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains (losses) on investment and mortgage-backed securities available for sale in stockholders’ equity. The only component of accumulated other comprehensive loss is the fair value adjustment on investment securities available for sale, net of income taxes. Accumulated other comprehensive loss was $(3,497,883) and $(8,277,011) as of September 30, 2010 and 2009, respectively, and the related income taxes were $1,801,940 and $4,263,915 for those same periods, respectively. The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended September 30, 2010, 2009 and 2008.

	Years Ended September 30,
	2010	2009	2008

Net income	$5,934,990	$2,315,762	$10,532,232
Less reclassification adjustment for net gains realized in net income, net of taxes of $346,981, $834,053, and $3,674,090, respectively	(551,934)	(1,326,707)	(5,844,277)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $2,376,153, $63,314, and $74,114,175, respectively	3,779,684	(100,714)	(117,891,460)
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $975,296, $0, and $0, respectively	1,551,378	-	-

Comprehensive income (loss)	$10,714,118	$888,341	$(113,203,505)

(21)	Common Stock Offering

On April 20, 2010, the Company, the Bank and First Charter, MHC adopted a stock issuance plan, pursuant to which First Charter, MHC is offering shares of Company common stock to eligible depositors of CharterBank, Neighborhood Community Bank and McIntosh Commercial Bank, the Company’s tax-qualified employee stock benefit plans, eligible borrowers of CharterBank, and to the extent shares remain available, residents of Alabama and Georgia, the Company’s shareholders other than First Charter, MHC and the general public. Following the incremental stock offering, First Charter, MHC’s total ownership interest in the Company common stock decreased to approximately 61%, and the remaining is owned by the public. Gross common stock proceeds from the offering were $30.6 million, including $2.3 million acquired by the Company’s ESOP (see note 14). Offering expenses, including selling agent fees and expenses, were $4.0 million.

Under the terms of the stock issuance plan, at the conclusion of the incremental stock offering, First Charter, MHC contributed to Charter Financial 4,400,000 shares of common stock which was equal to the number of shares of common stock that the Company sold in the incremental stock offering, and then such contributed shares were cancelled. Accordingly, the total number of outstanding shares of common stock of Charter Financial did not change as a result of the incremental stock offering.