Form 10-Q
period 2010-12-31
CHARTER FINANCIAL CORP/GA
filed 2011-02-14
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-34889

Charter Financial Corporation

(Exact name of registrant as specified in its charter)

United States	58-2659667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1233 O.G. Skinner Drive, West Point, Georgia	31833
(Address of Principal Executive Offices)	Zip Code

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock outstanding as of February 7, 2011 was 18,672,361, including 11,457,924 shares (or 61.36%) held by First Charter, MHC, the registrant’s mutual holding company and an affiliate of the registrant.

CHARTER FINANCIAL CORPORATION

PART  I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	September 30, 2010
Assets
Cash and amounts due from depository institutions	$13,456,310	$15,842,048
Interest-bearing deposits in other financial institutions	110,577,035	219,796,534

Cash and cash equivalents	124,033,345	235,638,582

Loans held for sale, fair value of $1,878,294 and $2,079,239	1,852,218	2,061,489
Mortgage-backed securities and collateralized mortgage obligations available for sale	130,634,165	133,079,915
Other investment securities available for sale	25,569,950	102,821
Federal Home Loan Bank stock	13,542,100	14,071,200
Loans receivable:
Not covered under FDIC loss sharing agreements	458,606,323	461,786,959
Covered under FDIC loss sharing agreements, net	136,399,789	148,138,148
Unamortized loan origination fees, net (non-covered loans)	(958,895)	(758,407)
Allowance for loan losses (non-covered loans)	(10,025,910)	(9,797,095)

Loans receivable, net	584,021,307	599,369,605

Other real estate owned:
Not covered under FDIC loss sharing agreements	9,043,779	9,641,425
Covered under FDIC loss sharing agreements	30,456,249	29,626,581
Accrued interest and dividends receivable	3,532,716	3,232,330
Premises and equipment, net	22,049,956	22,150,242
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	874,115	930,202
Cash surrender value of life insurance	31,958,611	31,678,013
FDIC receivable for loss sharing agreements	71,716,962	89,824,798
Deferred income taxes	3,729,015	3,379,577
Other assets	6,481,763	6,969,849

Total assets	$1,063,821,533	$1,186,081,911

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$762,411,619	$823,134,133
FHLB advances and other borrowings	152,000,000	212,000,000
Advance payments by borrowers for taxes and insurance	169,324	936,793
Other liabilities	14,305,279	14,223,136

Total liabilities	928,886,222	1,050,294,062

Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at December 31, 2010 and September 30, 2010, respectively; 18,588,398 shares outstanding at December 31, 2010 and September 30, 2010, respectively	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	73,110,532	73,073,216
Treasury stock, at cost; 1,270,821 shares at December 31, 2010 and September 30, 2010, respectively	(36,614,648)	(36,614,648)
Unearned compensation – ESOP	(3,880,990)	(3,880,990)
Retained earnings	106,298,028	106,509,562
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(4,176,203)	(3,497,883)

Total stockholders’ equity	134,935,311	135,787,849

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,063,821,533	$1,186,081,911

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2010	2009
Interest and dividend income:
Loans receivable	$11,302,689	$9,071,754
Mortgage-backed securities and collateralized mortgage obligations	972,249	2,099,247
Equity securities	14,185	14,505
Debt securities (nontaxable of $7,639 in 2010 and $0 in 2009)	10,125	50,738
Interest-bearing deposits in other financial institutions	85,487	12,939

Total interest and dividend income	12,384,735	11,249,183

Interest expense:
Deposits	2,985,849	2,442,833
Borrowings	1,832,312	2,628,298

Total interest expense	4,818,161	5,071,131

Net interest income	7,566,574	6,178,052
Provision for loan losses, not covered under FDIC loss sharing agreements	800,000	800,000

Net interest income after provision for loan losses	6,766,574	5,378,052

Noninterest income:
Service charges on deposit accounts	1,433,339	1,276,330
Gain on securities available for sale	170,845	8,345
Total impairment losses on securities	—	(2,249,217)
Portion of losses recognized in other comprehensive income	—	2,096,217

Net impairment losses recognized in earnings	—	(153,000)
Bank owned life insurance	280,598	360,987
Gain on sale of loans and loan servicing release fees	262,307	88,734
Brokerage commissions	167,444	105,753
Accretion of discount related to FDIC receivable	342,301	566,178
Other	253,190	156,103

Total noninterest income	2,910,024	2,409,430

Noninterest expenses:
Salaries and employee benefits	3,927,919	3,049,198
Occupancy	1,542,779	1,357,834
FHLB advance prepayment penalty	809,558	—
Legal and professional	425,176	250,347
Marketing	389,303	388,600
Federal insurance premiums and other regulatory fees	322,059	270,744
Net cost of operations of real estate owned	860,689	281,681
Furniture and equipment	199,908	146,705
Postage, office supplies and printing	238,440	151,543
Core deposit intangible amortization expense	56,087	33,601
Other	637,035	154,177

Total noninterest expenses	9,408,953	6,084,430

Income before income taxes	267,645	1,703,052
Income tax expense (benefit)	(7,897)	500,936

Net income	$275,542	$1,202,116

Basic net income per share	$0.02	$0.07

Diluted net income per share	$0.02	$0.07

Weighted average number of common shares outstanding	18,133,699	18,409,106

Weighted average number of common and potential common shares outstanding	18,184,273	18,455,013

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Comprehensive income (loss)	Common Stock		Additional Paid-in Capital	Treasury Stock	Unearned Compensation ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		Number of Shares	Amount
Balance at September 30, 2009		19,859,219	$198,592	$42,751,898	$(36,948,327)	$(1,683,990)	$102,215,498	$(8,277,011)	$98,256,660
Comprehensive income:
Net income	$5,934,990	—	—	—	—	—	5,934,990	—	5,934,990
Other comprehensive income – change in unrealized loss on securities, net of income tax benefit of $3,004,468	4,779,128	—	—	—	—	—	—	4,779,128	4,779,128

Total comprehensive income	$10,714,118

Dividends paid, $0.40 per share		—	—	—	—		(1,640,926)	—	(1,640,926)
Allocation of ESOP common stock		—	—			137,000	—	—	137,000
Stock issuance		4,400,000	440,000	30,191,569		(2,334,000)	—	—	27,857,569
Cancellation of shares previously owned by First Charter, MHC		(4,400,000)	(440,000)			—	—	—
Vesting of restricted shares				68,563	333,679				402,242
Stock based compensation expense		—	—	61,186		—	—	—	61,186

Balance at September 30, 2010		19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$106,509,562	$(3,497,883)	$135,787,849

Comprehensive loss:
Net income	$275,542	—	—	—	—	—	275,542	—	275,542
Other comprehensive loss – change in unrealized loss on securities, net of income tax benefit of $(426,436)	(678,320)	—	—	—	—	—	—	(678,320)	(678,320)

Total comprehensive loss	$(402,778)

Dividends paid, $0.05 per share		—	—	—	—	—	(487,076)	—	(487,076)
Stock based compensation expense		—	—	37,316	—	—	—	—	37,316

Balance at December 31, 2010		19,859,219	$198,592	$73,110,532	$(36,614,648)	$(3,880,990)	$106,298,028	$(4,176,203)	$134,935,311

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$275,542	$1,202,116
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	800,000	800,000
Depreciation and amortization	328,472	260,376
Accretion and amortization of premiums and discounts, net	490,356	248,933
Accretion of fair value discounts related to covered loans	(2,454,767)	(1,200,909)
Accretion of fair value discounts related to FDIC receivable	(342,301)	(268,132)
Gain on sale of loans	(262,307)	(88,734)
Proceeds from sale of loans	8,232,689	5,230,147
Originations and purchases of loans held for sale	(7,761,111)	(4,783,675)
(Gain) loss on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(170,845)	(8,345)
Other-than-temporary impairment-securities	—	153,000
Write down of real estate owned	28,836	—
Loss on sale of real estate owned	16,312	53,334
Recovery payable to FDIC on other real estate owned gains	(82,782)	—
Restricted stock award expense	36,198	—
Stock option expense	37,316	8,458
Increase in cash surrender value on bank owned life insurance	(280,598)	(360,987)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(300,386)	(96,481)
Decrease (increase) in other assets	488,086	(1,503,109)
Increase (decrease) in other liabilities	45,945	(1,072,851)

Net cash used in operating activities	(875,345)	(1,426,859)

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	9,861,926	624,897
Principal collections on government sponsored entities securities available for sale	—	177,181
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	16,895,804	12,964,065
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(25,658,611)	—
Purchase of equity securities and other investments	(25,467,767)	—
Proceeds from redemption of FHLB stock	529,100	—
Net decrease (increase) in loans receivable	8,666,017	(14,508,116)
Net decrease in FDIC receivable	18,450,137	1,914,413
Proceeds from sale of real estate owned	8,142,660	2,195,808
Proceeds from sale of premises and equipment	—	28,039
Purchases of premises and equipment	(172,099)	(277,303)

Net cash provided by investing activities	11,247,167	3,118,984

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Three Months Ended
	December 31,
	2010	2009
Cash flows from financing activities:
Dividends on restricted stock awards	$(2,529)	$(8,654)
Dividends paid	(484,547)	(784,224)
Net (decrease) increase in deposits	(60,722,514)	17,101,266
Principal payments on Federal Home Loan Bank advances	(60,000,000)	(10,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(767,469)	(793,917)

Net cash (used in) provided by financing activities	(121,977,059)	5,514,471

Net (decrease) increase in cash and cash equivalents	(111,605,237)	7,206,596
Cash and cash equivalents at beginning of period	235,638,582	53,840,036

Cash and cash equivalents at end of period	$124,033,345	$61,046,632

Supplemental disclosures of cash flow information:
Interest paid	$3,810,018	$4,464,072

Income taxes paid	$—	$25,110

Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$8,337,048	$3,323,248

Issuance of ESOP common stock	$—	$137,100

Unrealized gain (loss) on securities available for sale, net	$(678,320)	$2,170,729

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

Charter Financial Corporation (“Charter Financial” or the “Company”), a federally chartered corporation, was organized on October 16, 2001 by CharterBank (the “Bank” ), to become the mid-tier holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure. In connection with the reorganization, the Company sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares at $10.00 per share, and received net proceeds of $37.2 million. An additional 15,857,924 shares, or 80% of the Company’s outstanding shares, were issued to First Charter, MHC, and the Bank’s federally chartered mutual holding company.

In January 2007, Charter Financial repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer. Following the stock repurchase, Charter Financial delisted its common stock from the NASDAQ Global Market and deregistered its common stock with the Securities and Exchange Commission. Since January 2007 Charter Financial has repurchased 678,016 additional shares of its common stock. In September 2010, through an incremental offering, the Company issued 4,400,000 shares with net proceeds of $26.6 million and First Charter, MHC canceling 4,400,000 shares of Company stock that it held.

As of December 31, 2010, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 61% of the Company’s 18,672,361 outstanding shares of common stock at that date. The remaining 7,214,437 shares of common stock, or approximately 39% of the outstanding shares of common stock, were held by the public.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of December 31, 2010 and September 30, 2010 (derived from audited financial statements), and for the three month periods ended December 31, 2010 and December 31, 2009. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. Certain reclassifications of 2009 balances have been made to conform to classifications used in 2010. These reclassifications did not change stockholders’ equity or net income as previously reported.

Note 3: Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations; however, it increased the amount of disclosures in the notes to the consolidated financial statements.

In December 2010, the FASB issued an update to the accounting standards regarding the disclosure of supplementary pro forma information for business combinations. This update provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by existing accounting guidance when comparative financial statements are presented. This update also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This guidance will be effective for the Company prospectively for business combinations for which the acquisition date is on or after October 1, 2011 and early adoption is permitted. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

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

	As recorded by MCB		Fair value adjustments		As recorded by CharterBank
Assets
Cash and due from banks	$32,285,757		$36,629,236	(a)	$68,914,993
FHLB and other bank stock	1,321,710		(200,410	)(b)	1,121,300
Mortgage-backed securities	24,744,318		(75,028	)(c)	24,669,290
Loans	207,644,252		(110,645,341	)(d)	96,998,911
Other real estate owned	55,267,968		(40,136,424	)(e)	15,131,544
FDIC receivable for loss sharing agreements	—		108,252,007	(f)	108,252,007
Core deposit intangible	—		258,811	(g)	258,811
Other assets	1,313,923		(427,702	)(h)	886,221

Total assets	$322,577,928		$(6,344,851)		$316,233,077

Liabilities
Deposits:
Noninterest-bearing	$5,443,673		$—		$5,443,673
Interest-bearing	289,862,953		683,100	(i)	290,546,053

Total deposits	295,306,626		683,100		295,989,726
FHLB advance and other borrowings	9,491,486		—		9,491,486
Deferred tax liability	—		3,737,126	(j)	3,737,126
Other liabilities	1,409,048		—		1,409,048

Total liabilities	306,207,160		4,420,226		310,627,386

Excess of assets acquired over liabilities assumed	$16,370,768	(k)

Aggregate fair value adjustments			$(10,765,077)

Net assets of MCB acquired					$5,605,691

Explanation of fair value adjustments

(a) –	Adjustment reflects the initial wire received from the FDIC on the acquisition date.
(b) –	Adjustment reflects the estimated fair value of other bank stock.
(c) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired mortgage-backed securities portfolio.
(d) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.
(e) –	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.
(f) –	Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at present value of the estimated cash flows using an average discount rate of one and a half percent.
(g) –	Adjustment reflects fair value adjustments to record the estimated core deposit intangible.
(h) –	Adjustment reflects fair value adjustments to record certain other assets acquired in this transaction.
(i) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired time deposit portfolio.
(j) –	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.

(k) –	Amount represents the excess of assets acquired over liabilities assumed and since the asset discount bid by CharterBank of $53 million exceeded this amount, the difference resulted in a cash settlement with the FDIC on the acquisition date.

Note 5: Other Investment Securities

Other investment securities available for sale are summarized as follows:

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$20,222,619	$7,403	$(81)	$20,229,941
Tax free municipals	5,326,973	13,036	—	5,340,009

	$25,549,592	$20,439	$(81)	$25,569,950

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Tax-free municipals	$100,000	$2,821	$—	$102,821

The amortized cost and estimated fair value of other investment and municipal securities available for sale as of December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Less than 1 year	$2,826,559	$2,833,634
1-5 year	22,723,033	22,736,316

	$25,549,592	$25,569,950

Proceeds from called or matured other investment securities during the three months ended December 31, 2010 and December 31, 2009 was $0, for both periods. There were no sales during the three months ended December 31, 2010 or December 31, 2009.

At December 31, 2010, there was one available for sale investment security with an amortized cost of $4,973,381 and an estimated fair value of $4,973,300 that had been in a loss position for less than 12 months and there were no other investment securities available for sale that were in a continuous unrealized loss position for more than 12 months. There were no other investment securities available for sale that were in a continuous unrealized loss position for less than 12 months or more than 12 months at September 30, 2010.

Other investment securities with an aggregate carrying amount of $20,229,941 and $0 at December 31, 2010 and September 30, 2010, respectively, were pledged to collateralize FHLB advances.

Note 6: Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross Estimated fair value
Mortgage–backed securities:
FNMA certificates	$41,317,565	$491,895	$(90,679)	$41,718,781
GNMA certificates	6,806,786	125,469	(117,362)	6,814,893
FHLMC certificates	32,486,489	491,518	—	32,978,007
Collateralized mortgage obligations:
FNMA	16,824,654	395,351	(1,090)	17,218,915
FHLMC	3,464,169	69,105	(2,061)	3,531,213
GNMA	4,963,511	42,484	(11,737)	4,994,258
Other:
Investment grade (BBB & higher)	15,286,965	70,358	(1,274,752)	14,082,571
Non investment grade	15,831,966	—	(6,536,439)	9,295,527

	$136,982,105	$1,686,180	$(8,034,120)	$130,634,165

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$35,164,154	$798,264	$—	$35,962,418
GNMA certificates	7,134,764	479,147	—	7,613,911
FHLMC certificates	25,437,288	660,606	—	26,097,894
Collateralized mortgage obligations:
FNMA	9,605,091	291,337	(24,691)	9,871,737
FHLMC	20,515,780	275,356	(6,603)	20,784,533
GNMA	6,130,553	9,117	(31,337)	6,108,333
Other:
Investment grade (BBB & higher)	22,872,709	79,523	(1,764,296)	21,187,936
Non investment grade	11,522,219	—	(6,069,066)	5,453,153

	$138,382,558	$2,593,350	$(7,895,993)	$133,079,915

Credit ratings are as of December 31, 2010.

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during the three months ended December 31, 2010 and 2009 were $9,861,926 and $625,801, respectively. Gross realized gains on the sale of these securities were $170,845 and $8,345 for the three months ended December 31, 2010 and 2009, respectively. There were no gross realized losses for the three months ended December 31, 2010 or 2009.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $85,423,801 and $92,865,006 at December 31, 2010 and September 30, 2010, respectively, were pledged to secure FHLB advances.

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for less than 12 months at December 31, 2010 and September 30, 2010 were as follows:

	00000000	00000000	00000000
	December 31, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$5,781,820	$(90,679)	$5,691,141
GNMA	1,728,083	(117,362)	1,610,721
Collateralized mortgage obligations:
GNMA	2,452,805	(11,737)	2,441,068
FNMA	545,787	(1,090)	544,697

	$10,508,495	$(220,868)	$10,287,627

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FNMA	$3,760,606	$(24,691)	$3,735,915
FHLMC certificates	1,531,605	(6,603)	1,525,002
Other	4,871,106	(31,337)	4,839,769

	$10,163,317	$(62,631)	$10,100,686

Mortgage–backed securities and collateralized mortgage obligations that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2010 and September 30, 2010 were as follows:

	December 31, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FHLMC certificates	$491,456	$(2,061)	$489,395
Other	26,846,195	(7,811,191)	19,035,004

	$27,337,651	$(7,813,252)	$19,524,399

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
Other	$29,058,952	$(7,833,362)	$21,225,590

At December 31, 2010, the Company had approximately $7.8 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $26.8 million. During the year ended September 30, 2010 the Company recorded $2.5 million in other than temporary impairment, $153,000 of which was recorded in the quarter ended December 31, 2009. Additionally, the Company has recorded $1.25 million, $1.28 million, and $2.07 million in accumulated other comprehensive loss (pre-tax) related to these two securities at December 31, 2010, September 30, 2010 and December 31, 2009, respectively. The remaining decline in fair value of the mortgage securities primarily resulted from illiquidity and other uncertainties in the marketplace.

Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment, the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value, recent events specific to the industry, and current characteristics of each security such as delinquency and foreclosure levels, credit enhancements, and projected losses and loss coverage ratios. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. All of these positions were evaluated for other-than-temporary impairment based on an analysis of the factors and characteristics of each security as previously enumerated. The Company considers these unrealized losses to be temporary impairment losses primarily because of continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches in such securities to positions held by the Company.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three months ended December 31, 2010 and 2009:

	00000000000	00000000000
	Three Months Ended
	December 31,
	2010	2009
Beginning balance of credit losses previously recognized in earnings	$2,526,674	$—
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	153,000
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	—	—

Ending balance of cumulative credit losses recognized in earnings	$2,526,674	$153,000

Note 7: Loans Receivable

Loans receivable are summarized as follows:

	0000000000	0000000000
	December 31, 2010	September 30, 2010
Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$101,734,452	$106,041,006
Commercial real estate	271,362,697	267,725,686
Commercial	18,399,545	19,603,898
Real estate construction	46,172,453	45,930,424
Consumer and other	20,937,176	22,485,945

Loans receivable, net of undisbursed proceeds of loans in process	458,606,323	461,786,959
Less:
Unamortized loan origination fees, net	958,895	758,407
Allowance for loan losses	10,025,910	9,797,095

Total loans not covered, net	$447,621,518	$451,231,457

The carrying amount of covered loans at December 31, 2010 and September 30, 2010, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	December 31, 2010
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$3,977,064	$7,296,800	$11,273,864
Commercial real estate	44,966,623	90,274,809	135,241,432
Commercial	23,522,888	25,107,429	48,630,317
Real estate construction	4,509,972	1,947,899	6,457,871
Consumer and other	1,416,496	8,766,282	10,182,778

Loans receivable, gross	78,393,043	133,393,219	211,786,262
Less:
Non-accretable difference	36,820,257	12,649,484	49,469,741
Allowance for covered loan losses	—	9,695,460	9,695,460
Accretable discount	8,991,064	7,197,505	16,188,569
Unamortized loan origination fees, net	—	32,703	32,703

Total loans covered, net	$32,581,722	$103,818,067	$136,399,789

	September 30, 2010
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$4,440,436	$7,464,467	$11,904,903
Commercial real estate	53,347,535	97,615,020	150,962,555
Commercial	23,848,208	28,715,756	52,563,964
Real estate construction	6,879,358	2,078,078	8,957,436
Consumer and other	1,479,003	9,345,905	10,824,908

Loans receivable, gross	89,994,540	145,219,226	235,213,766
Less:
Non-accretable difference	40,203,964	12,656,615	52,860,579
Allowance for covered loan losses	—	15,553,536	15,553,536
Accretable discount	10,166,664	8,476,672	18,643,336
Unamortized loan origination fees, net	—	18,167	18,167

Total loans covered, net	$39,623,912	$108,514,236	$148,138,148

The following table documents changes in the carrying value of acquired loans during the year ended September 30, 2010 and the three months ended December 31, 2010:

	Impaired Loans at Acquisition	All Other Acquired Loans
Balance, September 30, 2009	$18,246,596	$71,517,348
Fair value of acquired loans covered under loss sharing agreements	50,415,463	46,583,448
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(29,038,147)	(9,586,560)

Balance, September 30, 2010	39,623,912	108,514,236
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(7,042,190)	(4,696,169)

Balance, December 31, 2010	$32,581,722	$103,818,067

The following table documents changes in the accretable discount on acquired loans during the year ended September 30, 2010 and the three months ended December 31, 2010:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2009	$—	$8,794,367	$8,794,367
Accretable yield acquired	12,603,800	5,303,343	17,907,143
Other adjustments to decrease accretable yield	—	(297,609)	(297,609)
Loan accretion	(2,437,136)	(5,323,429)	(7,760,565)

Balance, September 30, 2010	10,166,664	8,476,672	18,643,336
Loan accretion	(1,175,600)	(1,279,167)	(2,454,767)

Balance, December 31, 2010	$8,991,064	$7,197,505	$16,188,569

The following table documents changes in the value of the non-accretable principal difference during the year ended September 30, 2010 and the three months ended December 31, 2010:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2009	$7,136,864	$—	$7,136,864
Non-accretable principal difference at acquisition	73,841,461	18,896,737	92,738,198
Reductions since acquisition date resulting from charge-offs	(40,774,361)	(6,240,122)	(47,014,483)

Balance, September 30, 2010	40,203,964	12,656,615	52,860,579
Reductions since acquisition date resulting from charge-offs	(3,383,707)	(7,131)	(3,390,838)

Balance, December 31, 2010	$36,820,257	$12,649,484	$49,469,741

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

Balance, September 30, 2009	$23,832,265
Loans charged-off (gross)	(10,786,622)
Recoveries on loans previously charged-off	404,716
Provision for loan losses charged to FDIC receivable	1,682,542
Provision for loan losses charged to operations	420,635

Balance, September 30, 2010	15,553,536
Loans charged-off (gross)	(5,858,076)

Balance, December 31, 2010	$9,695,460

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate during the year ended September 30, 2010 and the three months ended December 31, 2010:

Balance, September 30, 2009	$26,481,146
Fair value of FDIC receivable for loss sharing agreements at acquisition	108,252,007
Receipt of payments from FDIC	(54,680,714)
Accretion of fair value adjustment	1,840,856
Provisions for estimated losses on covered assets	4,448,908
External expenses qualifying under loss sharing agreements	3,482,595

Balance, September 30, 2010	89,824,798
Reductions resulting from:
Payments received	(20,041,883)
Recovery of previous loss reimbursements	(382,271)
Additions resulting from:
Accretion of fair value adjustment	342,301
External expenses qualifying under loss sharing agreements	1,974,017

Balance, December 31, 2010	$71,716,962

Loan Origination and Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial real estate loans are generally made by the Company to Georgia or Alabama entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 41.3% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

The Company makes construction and land development loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. While current market conditions have suppressed demand for construction and land loans, there are opportunities to lend to quality borrowers in the Company’s market area. The Company offers two principal types of construction loans: builder loans, including both speculative (unsold) and pre-sold loans to pre-approved local builders; and construction/permanent loans to property owners that are converted to permanent loans at the end of the construction phase. The number of speculative loans that management will extend to a builder at one time depends upon the financial strength and credit history of the builder. The Company’s construction loan program is expected to remain a modest portion of the loan volume and management generally limits the number of outstanding loans on unsold homes under construction within a specific area.

The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia and Alabama. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate conforming loans are generally originated for resale into the secondary market on a servicing-released basis and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At December 31, 2010, the Company had $16.9 million of home equity lines of credit and second mortgage loans not covered by loss sharing.

The Company’s commercial business loans are generally limited to terms of five years or less. Management typically collateralizes these loans with a lien on commercial real estate or, very rarely, with a lien on business assets and equipment. Management also generally requires the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by Management compared to residential mortgage or commercial real estate lending.

The Company maintains an independent loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures. The Company further engages an independent, external loan reviewer on an annual basis.

Nonaccrual and Past Due Loans. At December 31, 2010 and September 30, 2010, the Company had $13,685,473 and $11,654,501, respectively, of nonaccrual loans not covered by loss sharing. At December 31, 2010 and September 30, 2010, the Company had $0 and $139,972, respectively, of past due loans 90 days and more still accruing interest not covered by loss sharing. These loans are still accruing interest, as collectability of the principal and interest is not in doubt based on the underlying collateral value of the loan.

Nonaccrual loans not covered by loss sharing, segregated by class of loans at December 31, 2010 were as follows:

1-4 family real estate	$6,596,045
Nonresidential real estate	6,476,757
Commercial	386,486
Real estate construction	46,072
Consumer and other	180,113

Total	$13,685,473

Nonaccrual loans covered by loss sharing, segregated by class of loans at December 31, 2010 were as follows:

Commercial	$6,627,384
1-4 family real estate	4,046,237
Real estate construction	1,921,524
Nonresidential real estate	34,932,358
Consumer and other	1,399,590

Total Covered Nonaccrual Loans [1] [2]	$48,927,093

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses.
[2]	Substantially all covered loans record accretion income and the above amounts reflect only the nonaccrual of contractual interest.

The following is a summary of interest income relating to nonaccrual loans not covered by loss sharing agreements for the three months ended December 31, 2010 and 2009. No contractual interest income on covered impaired loans was recorded for the three months ended December 31, 2010 or 2009.

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Interest income at contractual rates	$197,465	$239,153
Interest income actually recorded	(43,526)	(11,535)

Reduction of interest income	$153,939	$227,618

An age analysis of past due loans not covered by loss sharing, segregated by class of loans, as of December 31, 2010 was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
1-4 family real estate	$2,588,283	$4,489,603	$7,077,886	$94,656,566	$101,734,452	$—
Nonresidential real estate	7,208,401	2,417,948	9,626,349	261,736,348	271,362,697	—
Commercial	3,373,466	264,458	3,637,924	14,761,621	18,399,545	—
Real estate construction	467,172	—	467,172	45,705,281	46,172,453	—
Consumer and other	283,116	103,663	386,779	20,550,397	20,937,176	—

	$13,920,438	$7,275,672	$21,196,110	$437,410,213	$458,606,323	$—

An age analysis of past due loans covered by loss sharing, segregated by class of loans, as of December 31, 2010 was as follows:

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$2,543,297	$6,035,520	$8,578,817	$18,371,591	$26,950,408	$686,721
1-4 family real estate	129,188	2,206,131	2,335,319	7,141,096	9,476,415	—
Real estate construction	108,494	1,921,524	2,030,018	2,594,996	4,625,014	—
Nonresidential real estate	16,399,586	18,412,476	34,812,062	68,179,461	102,991,523	—
Consumer and other	283,926	920,695	1,204,621	7,373,079	8,577,700	—

	$19,464,491	$29,496,346	$48,960,837	$103,660,223	$152,621,060	$686,721

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses.
[2]	Substantially all covered loans record accretion income and the above amounts reflect only the recording of contractal interest.

Impaired Loans. At December 31, 2010 and September 30, 2010, the Company had impaired loans not covered by loss sharing of approximately $13,505,360 and $11,499,451, respectively. There were specific allowances attributable to impaired loans at December 31, 2010 and September 30, 2010, of $1,451,510 and $1,434,751, respectively. At December

31, 2010 and September 30, 2010, there were impaired loans of $8,342,551 and $6,312,882, respectively, with no specific allowance. The average recorded investments in impaired loans not covered by loss sharing for the three months ended December 31, 2010 and the year ended September 30, 2010, were approximately $14,500,000 and $13,600,000, respectively. Interest income recognized on impaired loans for the three months ended December 31, 2010 and the year ended September 30, 2010, was $43,500 and $88,000, respectively.

Impaired loans not covered by loss sharing, segregated by class of loans, as of December 31, 2010 are as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Fair Value [1]
With no related allowance recorded:
1-4 family real estate	$4,048,358	$4,248,526	$—	$4,048,358
Nonresidential real estate	3,938,954	4,702,609	—	3,938,954
Commercial	309,167	309,167	—	309,167
Real estate construction	46,072	46,072	—	46,072

Subtotal:	8,342,551	9,306,374	—	8,342,551
With an allowance recorded:
1-4 family real estate	2,547,687	2,547,687	378,084	2,169,603
Nonresidential real estate	2,537,803	2,537,803	996,107	1,541,696
Commercial	77,319	77,319	77,319	—

Subtotal:	5,162,809	5,162,809	1,451,510	3,711,299
Totals:
1-4 family real estate	6,596,045	6,796,213	378,084	6,217,961
Nonresidential real estate	6,476,757	7,240,412	996,107	5,480,650
Commercial	386,486	386,486	77,319	309,167
Real estate construction	46,072	46,072	—	46,072

Grand Total:	$13,505,360	$14,469,183	$1,451,510	$12,053,850

[1]	Fair values for covered loans are based on a discounted cash flow methodology (Level 3 pricing).

Impaired loans covered by loss sharing have shown evidence of further credit deterioration subsequent to acquisition. The average recorded investment on impaired loans covered by loss sharing agreements for the three months ended December 31, 2010 and the year ended September 30, 2010 was approximately $21.7 million and $30.0 million, respectively. No contractual interest income was recorded on covered impaired loans for such periods.

Impaired loans covered by loss sharing, segregated by class of loans, as of December 31, 2010 are as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Fair Value [1]
With no related allowance recorded:
Commercial	$—	$—	$—	$—
1-4 family real estate	—	—	—	—
Real estate construction	—	—	—	—
Nonresidential real estate	—	—	—	—
Consumer and other	—	—	—	—

Subtotal:	—	—	—	—
With an allowance recorded:
Commercial	4,103,432	4,103,432	1,752,217	2,351,215
1-4 family real estate	881,204	881,204	83,795	797,409
Real estate construction	—	—	—	—
Nonresidential real estate	15,314,158	17,767,138	4,061,879	11,252,279
Consumer and other	1,448,521	1,448,521	540,301	908,220

Subtotal:	21,747,315	24,200,295	6,438,192	15,309,123

Grand Total:	$21,747,315	$24,200,295	$6,438,192	$15,309,123

[1]	Fair values for covered loans are based on a discounted cash flow methodology (Level 3 pricing).

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio for both loans covered and not covered by loss sharing agreements, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, non-performing loans (see details above) and the general economic conditions in its market areas.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grade factors is as follows:

Grade 1: Virtual Absence of Credit Risk (Pass 1) - Loans graded 1 are substantially risk-free or have limited risk. They are characterized by loans to borrowers with unquestionable financial strength and a long history of solid earnings performance. Loans to borrowers collateralized by cash or equivalent liquidity may be included here. Loans secured, by readily marketable collateral may also be graded 1 provided the relationship meets all other characteristics of the grade.

Grade 2: Minimal Credit Risk (Pass 2) - Loans graded 2 represent above average borrowing relationships, generally with local borrowers. Such loans will have clear, demonstrative sources of repayment, financially sound guarantors, and adequate collateral.

Grade 3: Less Than Average Credit Risk (Pass 3) - Loans graded 3 are of average credit quality, are properly structured and documented and require only normal supervision. Financial data is current and document adequate revenue, cash flow, and satisfactory payment history to indicate that financial condition is satisfactory. Unsecured loans are normally for a specific purpose and short term. Secured loans have properly margined collateral. Repayment terms are realistic, clearly defined and based upon a primary, identifiable source of repayment. All grade 3 loans meet the Company’s lending guidelines.

Grade 4: Acceptable With Average Risk (Pass 4) - Loans graded 4 represent loans where a borrower’s character, capacity, credit or collateral may be a concern. Grade 4 loans will be performing credits and will not necessarily represent weakness unless that area of weakness remains unresolved. Loans most commonly graded 4 will likely include loans with technical exceptions, loans outside of policy parameters without justification for exception and loans with collateral imperfections. Loans in this category, while acceptable, generally warrant close monitoring. Resolution of questionable areas will generally result in an upgrade or downgrade.

Grade 5: Special Mention - (Greater Than Normal Credit Risk) - Loans graded 5 have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the bank’s credit position at a future date. Grade 5 loans should include loans where repayment is highly probable, but timeliness of repayment is uncertain due to unfavorable developments. Special Mention assets are not adversely classified and do not expose the bank to sufficient risk to warrant adverse classification. Assets that could be included in this category include loans that have developed credit weaknesses since origination as well as those that were originated with such weaknesses. Special Mention should not be used to identify an asset that has as its sole weakness credit data exceptions or collateral documentation exceptions that are not material to the timely repayment of the asset.

Grade 6: Substandard - (Excessive Credit Risk) - Grade 6 loans are inadequately protected by current sound worth and paying capacity of the borrower or of collateral pledged. Substandard assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct probability that the bank will sustain some loss if the deficiencies are not corrected.

Grade 7: Doubtful - (Potential Loss) - Loans graded 7 possess all of the characteristics of Substandard loans with the addition that full collection is improbable on the basis of existing facts, values, and conditions. Possibility of loss is high; however, due to important and reasonably specific pending factors that may work to the loans’ advantage, a precise indication of estimated loss is deferred until a more exact status can be determined. The Doubtful classification is not to be used to defer the full recognition of an expected loss.

Grade 8: Loss - That portion of an asset classified Loss is considered un-collectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion) even though partial recovery may be affected in the future. An asset may be subject to a split classification whereby two or more portions of the same asset are given separate classifications.

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans, as of December 31, 2010:

	1-4 Family Real Estate	Nonresidential Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Pass	$91,818,601	$243,927,283	$13,071,745	$36,152,151	$20,403,846	$405,373,626
Special Mention	2,419,951	14,596,086	501,192	7,203,970	323,838	25,045,037
Substandard	7,495,900	12,186,974	4,775,509	2,816,332	182,570	27,457,285
Doubtful	—	652,354	51,099	—	26,922	730,375
Loss	—	—	—	—	—	—

	$101,734,452	$271,362,697	$18,399,545	$46,172,453	$20,937,176	$458,606,323

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010:

	1-4 Family Real Estate	Nonresidential Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Pass	$4,136,064	$35,115,463	$12,073,729	$2,590,900	$6,353,025	$60,269,181
Special Mention	2,059,363	30,212,451	5,352,114	112,590	424,974	38,161,492
Substandard	2,526,819	28,212,421	5,596,309	1,546,892	1,558,855	39,441,296
Doubtful	754,169	9,451,188	3,928,256	374,632	240,847	14,749,092
Loss	—	—	—	—	—	—

Total Covered Loans [1]	$9,476,415	$102,991,523	$26,950,408	$4,625,014	$8,577,701	$152,621,061

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense and is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely and subsequent recoveries are added to the allowance.

Management’s allowance for loan losses methodology is a loan classification-based system. Management bases the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our loan loss history for the last two years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

Management segments its allowance for loan losses into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. Risk grades are initially assigned in accordance with the Company’s loan and collection policy. An organizationally independent department reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored.

The allowances for loans rated satisfactory are further subdivided into various types of loans as defined by loan type. Management has developed specific quantitative allowance factors to apply to each individual component of the allowance and considers loan charge-off experience over the most recent two years. These quantitative allowance factors are based upon economic, market and industry conditions that are specific to the Company’s local markets. These quantitative allowance factors consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the quantitative allowance factors are included in the various individual components of the allowance for loan losses. In addition, some qualitative allowance factors are used that are subjective in nature and require considerable judgment on the part of management. However, it is management’s opinion that these items do represent uncertainties in the Company’s business environment that must be factored into its analysis of the allowance for loan losses.

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

Through the FDIC-assisted acquisition of the assets of NCB, management established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $9.7 million and $15.6 million at December 31, 2010 and September 30, 2010, respectively. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB and MCB, management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the year ended September 30, 2010, the Company increased non-accretable discounts relating to NCB-acquired loans by $2.1 million and recorded $421 thousand as a charge to earnings with $1.7 million recorded as an increase to the FDIC receivable. There was no such provision for the quarter ended December 31, 2010 for NCB or MCB acquired loans.

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Three Months Ended
	December 31,
	2010	2009
Balance, beginning of period	$9,797,095	$9,331,612
Loans charged off	(621,095)	(192,152)
Recoveries on loans previously charged off	49,910	26,474
Provision for loan losses charged to operations	800,000	800,000

Balance, end of period	$10,025,910	$9,965,934

The Company maintained its provisions for loan losses for the three months ending December 31, 2010 and 2009 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	1-4 Family Real Estate	Nonresidential Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Ending Balance	$885,732	$6,440,170	$583,477	$1,432,789	$98,753	$584,989	$10,025,910

Ending Balance: individually evaluated for impairment	$378,084	$996,107	$77,319	$—	$—		$1,451,510

Loans:
Ending Balance	$101,734,452	$271,362,697	$18,399,545	$46,172,453	$20,937,176		$458,606,323

Ending Balance: individually evaluated for impairment	$6,596,045	$6,476,757	$386,486	$46,072	$—		$13,505,360

The following table details the nonaccretable discount on loans covered by loss sharing by portfolio segment as of December 31, 2010.

	1-4 Family Real Estate	Nonresidential Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences [1]:
Ending Balance	$1,797,449	$32,249,909	$21,679,909	$1,832,857	$1,605,077	$59,165,201

Ending Balance: loans acquired with deteriorated credit quality	$794,816	$16,896,019	$17,179,885	$1,533,031	$416,506	$36,820,257

Covered loans:
Ending Contractual Balance	$11,273,864	$135,241,432	$48,630,317	$6,457,871	$10,182,778	$211,786,262

Ending Contractual Balance: loans acquired with deteriorated credit quality	$3,977,064	$44,966,623	$23,522,888	$4,509,972	$1,416,496	$78,393,043

[1]	Amounts include the allowance for covered loan losses.

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. At December 31, 2010 and September 30, 2010, the Company had restructured loans not covered by loss sharing of $12,890,077 and $3,566,890, respectively, and of those amounts, $6.7 million and $1.7 million were on nonaccrual. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of December 31, 2010, the allowance for loan and losses allocated to restructured loans on nonaccrual totaled $583,741. Also, at December 31, 2010 and September 30, 2010, the Company had restructured loans covered by loss sharing of $15,621,342 (contractual balance) and $15,737,435 (contractual balance), respectively.

Note 8: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended December 31,
	2010	2009
Net income	$275,542	$1,202,116

Denominator:
Weighted average common shares outstanding	18,133,699	18,409,106
Equivalent shares issuable upon vesting of restricted stock awards	50,574	45,907

Diluted shares	18,184,273	18,455,013

Net income per share
Basic	$0.02	$0.07

Diluted	$0.02	$0.07

For the three months ended December 31, 2010 and 2009, all stock options were antidilutive.

Basic earnings per share for the three month periods ended December 31, 2010 and 2009 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three month periods ended December 31, 2010 and 2009 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 9: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned

	Three Months Ended December 31, 2010	Year Ended September 30, 2010
Balance, beginning of year	$9,641,425	$4,777,542
Real estate acquired through foreclosure of loans receivable	973,816	10,528,383
Real estate sold	(1,505,618)	(4,789,815)
Write down of real estate owned	(28,836)	(707,519)
Gain (loss) on sale of real estate owned	(37,008)	(167,166)

Balance, end of period	$9,043,779	$9,641,425

Covered real estate owned

	Three Months Ended December 31, 2010	Year Ended September 30, 2010
Balance, beginning of period	$29,626,581	$10,681,499
Real estate acquired and subject to FDIC loss sharing agreement	—	15,131,544
Real estate acquired through foreclosure of loans receivable	7,360,232	19,938,614
Real estate sold	(6,634,042)	(12,991,775)
Provision for losses on other real estate owned:
Recognized in noninterest expense	—	(691,592)
Increase of FDIC receivable for loss sharing agreement	—	(2,766,366)
Gain (loss) on sale of real estate owned:
Recognized in noninterest income	20,696	64,931
Reduction of FDIC receivable for loss sharing agreements	82,782	259,726

Balance, end of period	$30,456,249	$29,626,581

Note 10: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 54,650 have been granted and exercised, 572,775 are granted and outstanding with the remaining 80,518 shares available to be granted.

The fair value of the options granted during the three months ended December 31, 2010 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

Risk- free interest rate	3.21%
Dividend yield	2.50%
Expected life at date of grant	90 Months
Volatility	17.78%
Weighted average grant-date fair value	$1.27

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding- September 30, 2010	512,775	10.96	9
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted	60,000	9.00	10

Options outstanding- December 31, 2010	572,775	10.75	9

Options exercisable three month period ended – December 31, 2010	5,750	29.42	4

The stock price at December 31, 2010 was less than or equal to the exercise prices of options outstanding and exercisable and such options therefore had no intrinsic value. Stock option expense was $37,316 and $8,458 for the three months ended December 31, 2010 and 2009, respectively.

The following table summarizes information about the options outstanding at December 31, 2010:

Number outstanding at December 31, 2010	Weighted average remaining contractual life in years	Exercise price per share
5,500	3	$29.26
250	5	$32.99
352,025	9	$11.00
155,000	9	$10.20
60,000	10	$9.00

572,775

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized. As of December 31, 2010, 83,963 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 83,963 shares remaining in the trust, 50,574 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Weighted average
	Shares	grant date fair value per award
Unvested restricted stock awards-September 30, 2010	51,574	22.74
Granted	—	—
Vested	—	—
Cancelled or expired	1,000	37.35

Unvested restricted stock awards-December 31, 2010	50,574	22.74

All grants prior to October 1, 2005 vest at the earlier of the scheduled vesting or death, disability, or qualified retirement which is generally age 65 or age 55 with 10 years of service. All grants prior to October 1, 2005 are expensed to the scheduled vesting date. Grants subsequent to January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65.

Note 11: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2010, commitments to extend credit and standby letters of credit totaled $37.5 million. The Company does not anticipate any material losses as a result of these transactions.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

December 31, 2010	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
U.S. Treasury securities:	$20,229,941	$—	$20,229,941	$—
State and municipal obligations	5,340,009	—	5,340,009	—
Mortgage–backed securities:
FNMA certificates	41,718,781	—	41,718,781	—
GNMA certificates	6,814,893	—	6,814,893	—
FHLMC certificates	32,978,007	—	32,978,007	—
Collateralized mortgage obligations:
FNMA	17,218,915	—	17,218,915	—
FHLMC	3,531,213	—	3,531,213	—
GNMA	4,994,258	—	4,994,258	—
Other:
Investment grade
(BBB and higher)	14,082,571	—	14,082,571	—
Non investment grade	9,295,527	—	9,295,527	—

Available for sale securities	$156,204,115	$—	$156,204,115	$—

September 30, 2010	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$102,821	$—	$102,821	$—
Mortgage–backed securities:
FNMA certificates	35,962,417	—	35,962,417	—
GNMA certificates	7,613,911	—	7,613,911	—
FHLMC certificates	26,097,894	—	26,097,894	—
Collateralized mortgage obligations:
FNMA	9,871,737	—	9,871,737	—
FHLMC	20,784,533	—	20,784,533	—
GNMA	6,108,333	—	6,108,333	—
Other:
Investment grade (BBB and higher)	21,187,935	—	21,187,935
Non investment grade	5,453,154	—	5,453,154	—

Available for sale securities	$133,182,735	$—	$133,182,735	$—

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
December 31, 2010
Impaired loans:
Not covered under loss share	$3,711,299	$—	$—	$3,711,299
Covered under loss share	15,309,123	—	—	15,309,123
Other real estate owned:
Not covered under loss share	9,043,779	—	—	9,043,779
Covered under loss share	30,456,249	—	—	30,456,249
September 30, 2010
Impaired loans:
Not covered under loss share	3,751,818	—	—	3,751,818
Covered under loss share	51,468,000	—	—	51,468,000
Other real estate owned:
Not covered under loss share	9,641,425	—	—	9,641,425
Covered under loss share	29,626,581	—	—	29,626,581

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

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2010 and September 30, 2010.

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

FHLB ADVANCES AND LONG-TERM DEBT - The fair value of the Company’s fixed rate borrowings is estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at December 31, 2010 and September 30, 2010, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2010 and September 30, 2010 are summarized below.

	December 31, 2010		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$124,033,345	$124,033,345	$235,638,582	$235,638,582
Investments available for sale	156,204,115	156,204,115	133,182,736	133,182,736
FHLB stock	13,542,100	13,542,100	14,071,200	14,071,200
Loans receivable, net	584,021,307	539,567,425	599,369,605	555,177,903
Loans held for sale	1,852,218	1,878,294	2,061,489	2,079,239
Cash surrender value of life insurance	31,958,611	31,958,611	31,678,013	31,678,013
FDIC Receivable for loss sharing agreements	71,716,962	70,911,727	89,824,798	90,012,434
Accrued interest and dividends receivable	3,532,716	3,532,716	3,232,330	3,232,330
Financial liabilities:
Deposits	$762,411,619	$773,129,454	$823,134,133	$830,427,887
FHLB advances and other borrowings	152,000,000	161,536,526	212,000,000	226,983,028
Accrued interest payable	1,035,465	1,035,465	2,043,608	2,043,608

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains (losses) on investment and mortgage-backed securities available for sale in stockholders’ equity. The only component of accumulated other comprehensive loss is the fair value adjustment on investment securities available for sale, net of income taxes. Accumulated other comprehensive loss was $(4,176,203) and $(3,497,883) as of December 31, 2010 and December 31, 2009, respectively, and the related income taxes were $2,151,378 and $3,145,660 for those same periods, respectively. The following table sets forth the amounts of comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31,
	2010	2009
Net income	$275,542	$1,202,116
Less reclassification adjustment for net gains realized in net income, net of taxes of $65,946 and $3,221, respectively	(104,899)	(5,124)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $360,489 and $(1,308,823), respectively	(573,421)	2,081,910
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $0 and $(59,058), respectively	—	93,942

Comprehensive income (loss)	$(402,778)	$3,372,844

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Form 10-K for the year ended September 30, 2010 under Part I; Item 1A.- “Risk Factors,” and in this Quarterly Report on Form 10-Q under “Part II; Item 1A. – Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans. While our primary business is the origination of one- to four-family loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and mortgage-backed securities, and use FHLB advances, repurchase agreements and other borrowings as additional funding sources.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-backed securities, investment securities and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are adjustable rate products that have a fixed rate for three to five years with annual adjustments thereafter.

During the first three months of fiscal year 2011, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Net income decreased $926,000, or 77.1%, to $276,000 for the three months ended December 31, 2010 from $1.2 million for the three months ended December 31, 2009. The decrease was due to an increase of $3.3 million in noninterest expense to $9.4 million for the three months ended December 31, 2010 from $6.1 million for the three months ended December 31, 2009, partially offset by an increase of $1.1 million in interest income and a $501,000 increase in noninterest income.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2010, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, mortgage banking activities, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value.

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Assets. Total assets decreased $122.3 million, or 10.3%, to $1.1 billion at December 31, 2010 from $1.2 billion at September 30, 2010. There was a decrease in liabilities of $121.4 million due to a $60.0 million reduction in FHLB advances and a $60.7 million reduction in deposits, primarily certificates. The reduction in liabilities was primarily funded by a $111.6 million reduction in cash and cash equivalents.

Loans. At December 31, 2010, total loans were $595.0 million, or 56.0% of total assets compared to $609.9 million or 51.4% at September 30, 2010. As indicated in the table below, over this three month period our loans covered by loss sharing were reduced by $11.7 million and at December 31, 2010, our covered loans totaled $136.4 million, or 22.9% of our total loan portfolio.

Non-covered and Covered Loans, net

	Non-covered	Covered	Total
	(Dollars in Thousands)
Loan Balances:
December 31, 2010	$447,621	$136,400	$584,021
September 30, 2010	451,231	148,139	599,370
June 30, 2010	463,725	201,673	665,398
March 31, 2010	463,936	213,753	677,689
December 31, 2009	477,882	86,254	564,136

Investment and Mortgage Securities Portfolio. At December 31, 2010, our investment and mortgage securities portfolio totaled $156.2 million, compared to $133.2 million at September 30, 2010. The increase was due to $51.1 million in investment and mortgage security purchases partially offset by $17.5 million in investment and mortgage-backed security principal pay downs and the sale of $9.8 million in certain securities.

Bank Owned Life Insurance. The total cash surrender value of our bank owned life insurance at December 31, 2010 was $32.0 million, an increase of $281,000 compared to the cash surrender value of $31.7 million at September 30, 2010.

Deposits. Total deposits decreased by $60.7 million, or 7.4%, to $762.4 million at December 31, 2010 from $823.1 million at September 30, 2010. As indicated below we reduced wholesale certificates by $28.2 million and retail certificates by $30.8 million. Transaction accounts were only down by $3.7 million in spite of reduced rates that we are paying and other tightening of terms on the rewards checking.

Deposit Balances

	Deposit Fees	Transaction Accounts	Savings	Money Markets	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit
	(Dollars in Thousands)
December 31, 2010	$1,433	$202,632	$16,850	$91,974	$311,456	$395,744	$55,212
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443
June 30, 2010	1,553	190,325	18,613	99,464	308,402	402,218	100,438
March 30, 2010	1,396	180,508	29,725	109,595	319,828	417,961	168,791
December 31, 2009	1,276	143,187	17,526	80,772	241,485	256,666	116,583

Borrowings. Borrowings decreased to $152.0 million at December 31, 2010 from $212.0 million at September 30, 2010. In October 2010 we prepaid $60.0 million of FHLB advances that were originally scheduled to mature in early January 2011. The prepayment penalty of $810,000 approximated the net present value of interest that would have been paid if we had kept the borrowing to its original maturity.

Equity. At December 31, 2010, our total equity equaled $134.9 million (or $7.26 per share), a $852,000 decrease from September 30, 2010. The decrease was primarily due to a $678,000 increase in unrealized losses on securities available for sale, net of tax, and $487,000 of dividends paid for the quarter partially offset by $276,000 of net income.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and December 31, 2009

General. The Company recognized net income of $276,000 for the quarter ended December 31, 2010, compared to net income of $1.2 million for the quarter ended December 31, 2009. The $926,000 decrease in net income between periods was a result of a $3.3 million increase in noninterest expense which was partially offset by a $1.4 million increase in net interest income and an increase in noninterest income of $501,000. Major contributors to the increase in noninterest expense were an $810,000 prepayment penalty on FHLB advances and additional operating expenses from the McIntosh Commercial Bank acquisition.

Interest and Dividend Income. Total interest and dividend income increased $1.1 million, or 10.1%, to $12.4 million for the three months ended December 31, 2010 from $11.2 million for the three months ended December 31, 2009. Interest on loans increased $2.2 million, or 24.6%, to $11.3 million as a result of a $40.5 million, or 7.2%, increase in the average balance of loans receivable to $602.3 million and a 105 basis point increase in the average yield on loans. The increase in the average balance was primarily the result of the acquisition of loans in the MCB transaction. As indicated in the table below, the average yield on loans over the past year increased from 6.46% for the three months ended December 31, 2009 to 7.51% for the three months ended December 31, 2010. The increase relates to the MCB acquisition and related accretion income. Interest income was inhibited by high balances of cash and cash equivalents and also nonperforming loans, primarily covered by loss sharing.

	Three Months Ended
	December 31 2010	September 30 2010	June 30 2010	March 31 2010	December 31 2009
Cost of Liabilities	2.14%	2.52%	2.49%	2.60%	2.63%
Cost of Deposits	1.61	1.84	1.82	1.79	1.77
Cost of CD’s	1.97	2.06	2.07	2.07	2.15
Cost of NOW Accounts	0.36	0.65	0.71	0.84	0.75
Cost of Rewards Checking	2.35	3.65	3.51	3.27	3.19
Cost of Savings	0.14	0.36	0.63	0.28	0.26
Cost of MMDA	0.51	0.60	0.81	0.73	0.82
Cost of Borrowings	4.69	5.00	4.95	4.86	4.78
Yield of Assets	5.53%	5.73%	6.15%	5.11%	5.51%
Yield of Loans	7.51	7.63	7.68	6.36	6.46
Yield on Mortgage Securities	3.02	3.56	3.81	4.00	4.27
Loan/Deposit Spread	5.90%	5.79%	5.86%	4.57%	4.69%
Mortgage Securities/Borrowings Spread	-1.67	-1.44	-1.14	-0.86	-0.51
Asset/Liability Spread	3.39%	3.21%	3.66%	2.51%	2.88%

Interest and dividend income on mortgage backed securities decreased $1.1 million, or 53.7%, to $972,000 for the three months ended December 31, 2010 from $2.1 million for the three months ended December 31, 2009. The decrease reflected a $68.1 million, or 34.6%, decrease in the average balance of securities to $128.7 million and a 125 basis point decrease in the average yield on securities in the generally lower market interest rate environment.

Interest Expense. Total interest expense decreased $253,000, or 5.0%, to $4.8 million for the three months ended December 31, 2010 from $5.1 million for the three months ended December 31, 2009. The decrease was due to a $796,000 decrease in interest paid on borrowed funds. The decrease reflected a $63.7 million or 29.0% decrease in average borrowings to $156.2 million from $219.9 million. Interest on deposits increased to $3.0 million for the three months ending December 31, 2010 from $2.4 million for the three months ending December 31, 2009. This was a $543,000, or 22.2% increase.

The increase in interest paid on deposits was due to an increase in the average balance of interest bearing deposits resulting from the assumption of the MCB deposits to $743.0 million from $550.7 million. The increase was partially offset by a 16 basis point decrease in the average cost of interest-bearing deposits to 1.61% from 1.77%, largely due to lower market interest rates. Interest expense on certificates of deposit increased $375,000 to $2.4 million for the three months ended December 31, 2010, from $2.0 million for the three months ended December 31, 2009. The decrease in the average cost of these deposits from 2.15% to 1.97% was more than offset by the $110.4 million, or 29.6%, increase in the average balance of such deposits. Interest expense on reward checking deposits increased $271,000 to $412,000 for the three months ended December 31, 2010, from $141,000 for the three months ended December 31, 2009, as the decrease in the average cost of these deposits from 3.19% to 2.35% was more than offset by the $52.3 million, or 295%, increase in the average balance of such deposits.

Net Interest Income. Net interest income increased $1.4 million, or 22.5%, to $7.6 million for the three months ended December 31, 2010, from $6.2 million for the three months ended December 31, 2009. The increase primarily reflected the $2.2 million, or 24.6%, increase in interest income on loans combined with the 49 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $128.6 million, or 16.7%, increase in the average balance of interest-bearing liabilities for the three-months ended December 31, 2010 compared to the three months ended December 31, 2009. Our net interest margin increased 35 basis points to 3.38% for the 2010 period from 3.03% for the 2009 period, while our net interest rate spread increased 51 basis points to 3.39% from 2.88%. Lower deposit costs and accretion of purchase discounts from the Neighborhood Community Bank (“NCB”) and McIntosh Commercial Bank (“MCB”) acquisitions contributed to the improved net interest margin and net interest rate spread. As indicated in the table below our percentage of interest-earning assets to average interest-bearing liabilities decreased from 105.94% in December 2009 to 99.66% in December 2010. The ratio dropped due to high levels of cash and the FDIC receivable. Nonperforming assets also inhibited net interest income.

	Three Months Ended December 31,
	2010			2009
	Average Outstanding Balance	Interest and Dividends	Yield / Rate	Average Outstanding Balance	Interest and Dividends	Yield / Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$145,250	$85	0.23%	$39,376	$13	0.13%
FHLB common stock	13,801	14	0.41	14,036	14	0.40
Mortgage-backed securities and collateralized mortgage obligations available for sale	128,718	972	3.02	196,844	2,099	4.27
Other investment securities available for sale	6,051	10	0.66	4,341	51	4.70
Loans receivable (1) (2)	602,348	11,303	7.51	561,851	9,072	6.46

Total interest-earning assets	896,168	12,384	5.53	816,448	11,249	5.51
Total noninterest-earning assets	182,174	—		102,279	—

Total assets	$1,078,342	12,384		$918,727	11,249

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$81,213	$74	0.36	$64,229	$121	0.75
Rewards	69,996	$412	2.35	17,704	141	3.19
Savings accounts	17,379	6	0.14	13,816	9	0.26
Money market deposit accounts	90,543	115	0.51	81,488	168	0.82
Certificate of deposit accounts	483,858	2,379	1.97	373,490	2,004	2.15

Total interest-bearing deposits	742,989	2,986	1.61	550,727	2,443	1.77
Borrowed funds	156,239	1,832	4.69	219,935	2,628	4.78

Total interest-bearing liabilities	899,228	4,818	2.14	770,662	5,071	2.63
Noninterest-bearing deposits	50,731	—		40,913	—
Other noninterest-bearing liabilities	15,910	—		7,089	—

Total noninterest-bearing liabilities	66,641	—		48,002	—
Total liabilities	965,869	4,818		818,664	5,071
Total stockholders’ equity	112,473	—		100,063	—

Total liabilities and stockholders’ equity	$1,078,342	4,818		$918,727	5,071

Net interest income		$7,566			$6,178

Net interest rate spread (3)			3.39%			2.88%
Net interest margin (4)			3.38%			3.03%
Ratio of interest-earning assets to average interest-bearing liabilities			99.66%			105.94%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009 Increase/(Decrease) Due to
	(IN THOUSANDS)
	Volume	Rate	Combined	Net
Interest Income:
Loans	$654	$1,471	$106	$2,231
Securities	(706)	(656)	195	(1,167)
Other interest-earning assets	3	54	15	72

Total interest-earning assets	(49)	869	316	1,136
Interest Expense
Deposits	810	(219)	(48)	543
Borrowings	(761)	(49)	14	(796)

Total interest-bearing liabilities	49	(268)	(34)	(253)

Net change in interest income	$(98)	$1,137	$350	$1,389

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2010 was $800,000, the same as for the three months ended December 31, 2009. Net charge-offs increased to $571,000 for the three months ended December 31, 2010, from $166,000 for the three months ended December 31, 2009. The allowance for loan losses for non-covered loans was $10.0 million, or 2.19% of total non-covered loans receivable, at December 31, 2010. At December 31, 2010 there were $211.8 million in covered loans (contractual balance), and $83.7 million in nonperforming covered loans (contractual balance). At December 31, 2010, there were $59.2 million in nonaccretable discounts and allowances for covered loans.

Noninterest Income. Noninterest income increased $501,000, or 20.8%, to $2.9 million for the three months ended December 31, 2010 from $2.4 million for the three months ended December 31, 2009. The increase in noninterest income was largely attributed to gains on securities available for sale of $171,000 and an increase in service charges on deposits of $157,000. As indicated in the table below, deposit fees for the three months ended December 31, 2010 were down $131,000 in the first full quarter since the implementation of customers opting in for nonsufficient fund charges on electronic transactions. Accretion on the FDIC indemnification asset is decreasing as a result of the reduction of the indemnification asset as the FDIC pays loss share claims.

	For the Three Months Ended
	December 31 2010	September 30 2010	June 30 2010	March 31 2010	December 31 2009
Deposit fees	1,433	1,564	1,553	1,396	1,276
Gain on the sale of loans	262	171	157	380	89
Brokerage commissions	167	140	130	143	106
Bank owned life insurance	281	279	283	205	361
Gain on sale of investments, net	171	568	128	195	8
Impairment losses on securities recognized in earnings	—	—	—	(3,374)	(153)
FDIC accretion	342	450	557	268	566
Other income	254	199	177	9,531	156

Total Noninterest Income	$2,910	$3,371	$2,985	$8,744	$2,409

Noninterest Expense. Total noninterest expense increased $3.3 million, or 54.6%, to $9.4 million for the three months ended December 31, 2010, from $6.1 million for the three months ended December 31, 2009. As indicated in the table below the increase included $810,000 in a FHLB advance prepayment penalty in the 2010 period. The three months ended December 31, 2010, also included an increase of $879,000 or 28.8%, in salaries and employee benefits resulting from our acquisition of MCB and additional special asset and regulatory reporting personnel related to FDIC-assisted acquisitions. Other increases included $579,000 in the cost of REO primarily due to our portion of real estate taxes and other expenses on foreclosed real estate covered by loss sharing, an increase of $185,000 in occupancy attributed to the acquisition of MCB, and an increase of $175,000 in higher legal and professional fees relating primarily to collection matters on nonperforming loan and public company reporting requirements.

Noninterest Expense

	For the Three Months Ended
	December 31 2010	September 30 2010	June 30 2010	March 31 2010	December 31 2009
Compensation & employee benefits	$3,928	$3,607	$3,963	$3,194	$3,049
Occupancy	1,543	1,603	1,412	1,572	1,358
Legal & professional	425	32	519	706	250
Marketing	389	433	424	331	389
Furniture & equipment	200	186	169	167	147
Postage, office supplies, and printing	238	197	241	190	151
Deposit premium amortization expense	56	57	59	34	34
Other	637	652	566	553	153
FHLB advance prepayment penalty	810	—	—	—	—
Federal insurance premiums and other regulatory fees	322	530	313	273	271
Net cost of operations of real estate owned	861	1,785	372	244	282

Total Noninterest Expense	$9,409	$9,082	$8,038	$7,264	$6,084

Income Taxes. There was an income tax benefit of $(8,000) for the three months ended December 31, 2010 compared to an expense of $501,000 for the three months ended December 31, 2009. Our effective tax rate was a tax benefit of (2.95)% for the three months ended December 31, 2010, compared to an expense of 29.42% for the three months ended December 31, 2009. The decrease in the effective tax rate for the 2010 period was due to lower pretax income which created a higher benefit on a percentage basis from tax advantaged investments such as Bank owned life insurance.

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

Nonperforming assets increased to $102.8 million at December 31, 2010 from $103.7 million at September 30, 2010. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB and NCB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount; and with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount.

As of December 31, 2010, our nonperforming covered and non-covered assets totaled $102.8 million and consisted of $62.6 million of nonaccrual loans, $687,000 of loans 90 days or more past due and still accruing and other real estate owned of $39.5 million.

We are also reviewing the performing NCB and MCB loan portfolios with the objective of aggressively classifying all loans appropriately so that resolution plans can be established and delinquent assets can be returned to performing status.

	December 31 2010		September 30 2010
	Covered	Non-covered	Covered	Non-covered
Non-accrual loans:
One- to four-family residential real estate	$4,046	$6,596	$3,747	$5,946
Commercial real estate	34,932	6,477	37,476	5,243
Real estate construction	1,922	46	3,147	—
Commercial	6,627	386	7,098	246
Consumer and other loans	1,400	180	1,126	209

Total non-accrual loans	$48,927	$13,685	$52,594	$11,644

Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	—	—	—	—
Commercial real estate	687	—	49	—
Real estate construction	—	—	—	—
Commercial	—	—	—	140
Consumer and other loans	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	$687	$—	$49	$140

Total non-performing loans	$49,614	$13,685	$52,643	$11,784

Real estate owned:
One- to four-family residential real estate	9,295	869	9,383	1,855
Commercial real estate	16,348	7,825	13,630	7,786
Real estate construction	3,948	350	5,575	—
Commercial	489	—	—	—
Consumer and other loans	376	—	1,039	—

Total real estate owned	$30,456	$9,044	$29,627	$9,641

Total non-performing assets	$80,070	$22,729	$82,270	$21,425

	December 31		September 30
	2010		2010
	Covered	Non-covered	Covered	Non-covered
Ratios:
Non-performing loans as a percentage of total non-covered loans	N/M	2.98%	N/M	2.61%
Non-performing assets as a percentage of total non-covered assets	N/M	2.45%	N/M	2.12%

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2010 and September 30, 2010, we had access to immediately available funds of approximately $172.4 million and $273.3 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $124.0 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $156.2 million. In addition, at December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $324.1 million. At December 31, 2010, we had $152.0 million in advances outstanding. However, based on available collateral, additional advances would be limited to $48.4 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2010, we had $4.4 million of new loan commitments outstanding, and $26.0 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $11.5 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totaled $275.4 million, or 36.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2010, we originated $13.5 million of loans and purchased $51.5 million of securities.

Financing activities consist primarily of changes in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $60.7 million for the quarter ended December 31, 2010, primarily from decreases in wholesale time deposits. We also prepaid $60 million in FHLB advances during the quarter ended December 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances decreased by $65.0 million to $152.0 million during the three months ended December 31, 2010 compared to the three months ended December 31, 2009 due to the early payoff of advances. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are expected to provide positive net cash flows.

Capital Management and Resources. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Capital Adequacy Ratios	December 31, 2010	September 30, 2010	December 31, 2009
Tier 1 capital (to risk-weighted assets)	24.38%	20.28%	14.78%
Total capital (to risk-weighted assets)	25.63%	21.53%	15.92%
Tier 1 capital (to total assets)	11.45%	10.21%	9.38%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended December 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of December 31, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)

			(Dollars in thousands)
+300	$100,921	$5,961	6.3%	9.7%	0.6%
+200	$99,854	$4,893	5.2%	9.6%	0.5%
+100	$98,278	$3,317	3.5%	9.5%	0.3%
0	$94,960	—	—	9.1%	—
(100)	$94,925	($36)	—	9.1%	—

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 5.2% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience no change in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2010, we were in compliance with our Board approved policy limits.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item1.A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not only the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CHARTER FINANCIAL CORPORATION

Date: February 14, 2011	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: February 14, 2011	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer