Form 10-Q
period 2011-03-31
CHARTER FINANCIAL CORP/GA
filed 2011-05-16
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 18,672,361, including 11,457,924 shares (or 61.36%) held by First Charter, MHC, the registrant’s mutual holding company and an affiliate of the registrant.

CHARTER FINANCIAL CORPORATION
Table of Contents

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition at March 31, 2011 and September 30, 2010	1

	Condensed Consolidated Statements of Income for the Three and Six Months Ended March 31, 2011 and 2010	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Six Months Ended March 31, 2011 and Year Ended September 30, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

Part II. Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	(Removed and Reserved)

Item 5.	Other Information	45

Item 6.	Exhibits	45

	Signatures	46

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	September 30, 2010
Assets
Cash and amounts due from depository institutions	$10,495,565	$15,842,048
Interest-bearing deposits in other financial institutions	95,297,342	219,796,534
Cash and cash equivalents	105,792,907	235,638,582

Loans held for sale, fair value of $798,475 and $2,079,239	790,849	2,061,489
Mortgage-backed securities and collateralized mortgage obligations available for sale	118,165,025	133,079,915
Other investment securities available for sale	25,322,996	102,821
Federal Home Loan Bank stock	13,542,100	14,071,200
Loans receivable:
Not covered under FDIC loss sharing agreements	445,941,759	461,786,959
Covered under FDIC loss sharing agreements, net	124,583,420	148,138,148
Unamortized loan origination fees, net (non-covered loans)	(971,615)	(758,407)
Allowance for loan losses (non-covered loans)	(9,694,175)	(9,797,095)
Loans receivable, net	559,859,389	599,369,605

Other real estate owned:
Not covered under FDIC loss sharing agreements	7,719,813	9,641,425
Covered under FDIC loss sharing agreements	20,622,894	29,626,581
Accrued interest and dividends receivable	3,576,211	3,232,330
Premises and equipment, net	21,911,509	22,150,242
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	819,301	930,202
Cash surrender value of life insurance	32,249,088	31,678,013
FDIC receivable for loss sharing agreements	64,691,226	89,824,798
Deferred income taxes	4,987,835	3,379,577
Other assets	6,946,071	6,969,849
Total assets	$991,322,496	$1,186,081,911

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$735,289,526	$823,134,133
FHLB advances and other borrowings	110,000,000	212,000,000
Advance payments by borrowers for taxes and insurance	429,700	936,793
Other liabilities	8,600,725	13,134,618
Total liabilities	854,319,951	1,049,205,544

Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at March 31, 2011 and September 30, 2010, respectively; 18,591,698 shares outstanding at March 31, 2011 and 18,588,398 shares outstanding at September 30, 2010	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	73,171,278	73,073,216
Treasury stock, at cost; 1,267,521 shares at March 31, 2011 and 1,270,821 shares at September 30, 2010	(36,511,194)	(36,614,648)
Unearned compensation – ESOP	(3,729,390)	(3,880,990)
Retained earnings	107,158,625	107,598,080
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(3,285,366)	(3,497,883)
Total stockholders’ equity	137,002,545	136,876,367
Commitments and contingencies
Total liabilities and stockholders’ equity	$991,322,496	$1,186,081,911

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Interest and dividend income:
Loans receivable	$10,228,820	$9,083,899	$21,531,510	$18,155,653
Mortgage-backed securities and collateralized mortgage obligations	945,306	1,862,565	1,917,556	3,961,812
Equity securities	27,481	763	41,666	15,268
Debt securities (nontaxable of $51,260 in 2011 and $7,639 in 2010)	47,050	47,872	57,174	98,610
Interest-bearing deposits in other financial institutions	63,422	29,460	148,909	42,400
Total interest and dividend income	11,312,079	11,024,559	23,696,815	22,273,743
Interest expense:
Deposits	2,379,582	2,683,068	5,365,431	5,125,901
Borrowings	1,630,911	2,623,955	3,463,223	5,252,253
Total interest expense	4,010,493	5,307,023	8,828,654	10,378,154
Net interest income	7,301,586	5,717,536	14,868,161	11,895,589
Provision for loan losses, not covered under FDIC loss sharing agreement	300,000	3,000,000	1,100,000	3,800,000
Provision for covered loan losses	400,000	---	400,000	---
Net interest income after provision for loan losses	6,601,586	2,717,536	13,368,161	8,095,589
Noninterest income:
Service charges on deposit accounts	1,360,229	1,396,131	2,793,568	2,672,460
Gain (loss) on securities available for sale	---	194,844	170,845	203,188
Total impairment losses on securities	(1,383,314)	(4,391,283)	(1,530,359)	(4,576,047)
Portion of losses recognized in other comprehensive income	1,160,314	2,017,609	1,307,359	2,049,373
Net impairment losses recognized in earnings	(223,000)	(2,373,674)	(223,000)	(2,526,674)
Impairment loss on equity security	---	(1,000,000)	---	(1,000,000)
Bank owned life insurance	290,478	205,379	571,076	566,365
Gain on sale of loans and loan servicing release fees	117,033	379,511	379,340	468,245
Loan servicing fees	92,612	73,297	191,547	137,178
Brokerage commissions	201,631	143,156	369,074	248,909
Acquisition gain	---	9,342,816	---	9,342,816
FDIC receivable for loss sharing agreements accretion	254,357	268,132	596,658	834,310
Other	121,352	114,781	275,608	207,004
Total noninterest income	2,214,692	8,744,373	5,124,716	11,153,801
Noninterest expenses:
Salaries and employee benefits	3,704,877	3,194,198	7,632,796	6,243,395
Occupancy	1,700,843	1,572,132	3,243,622	2,929,966
FHLB advance prepayment penalty	---	---	809,558	---
Legal and professional	469,441	705,924	894,617	956,271
Marketing	426,255	330,675	815,558	719,275
Federal insurance premiums and other regulatory fees	396,442	273,416	718,502	544,160
Net cost of operations of real estate owned	764,378	244,390	1,625,067	526,071
Furniture and equipment	196,168	167,481	396,077	314,186
Postage, office supplies and printing	255,915	189,998	494,355	341,540
Core deposit intangible amortization expense	54,815	33,600	110,902	67,201
Other	657,570	552,767	1,294,604	706,946
Total noninterest expenses	8,626,704	7,264,581	18,035,658	13,349,011
Income before income taxes	189,574	4,197,328	457,219	5,900,379
Income tax (benefit) expense	(62,176)	1,510,323	(70,073)	2,011,259
Net income	$251,750	$2,687,005	$527,292	$3,889,120

Basic net income per share	$0.01	$0.15	$0.03	$0.21
Diluted net income per share	$0.01	$0.15	$0.03	$0.21
Weighted average number of common shares outstanding	18,136,137	18,424,157	18,134,905	18,416,549
Weighted average number of common and potential common shares outstanding	18,187,214	18,458,773	18,185,982	18,451,165

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(LOSS)

		Common Stock
	Comprehensive income (loss)	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2009		19,859,219	$198,592	$42,751,898	$(36,948,327)	$(1,683,990)	$102,215,498	$(8,277,011)	$98,256,660
Adjustment of income tax accounts		—	—	—	—	—	1,088,518	—	1,088,518
Comprehensive income:
Net income	$5,934,990	—	—	—	—	—	5,934,990	—	5,934,990
Other comprehensive income – change in unrealized loss on securities, net of income tax benefit of $3,004,468	4,779,128	—	—	—	—	—	—	4,779,128	4,779,128
Total comprehensive income	$10,714,118
Dividends paid, $0.40 per share		—	—	—	—	—	(1,640,926)	—	(1,640,926)
Allocation of ESOP common stock		—	—	—	—	137,000	—	—	137,000
Stock issuance		4,400,000	440,000	30,191,569	—	(2,334,000)	—	—	27,857,569
Cancellation of shares previously owned by First Charter, MHC		(4,400,000)	(440,000)	—	—	—	—	—	—
Vesting of restricted shares				68,563	333,679				402,242
Stock based compensation expense		—	—	61,186		—	—	—	61,186
Balance at September 30, 2010		19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367
Comprehensive income:
Net income	$527,292	—	—	—	—	—	527,292	—	527,292
Other comprehensive income – change in unrealized loss on securities, net of income taxes of $130,485	212,517	—	—	—	—	—	—	212,517	212,517
Total comprehensive income	$739,809
Dividends paid, $0.05 per share		—	—	—	—	—	(966,747)	—	(966,747)
Allocation of ESOP common stock		—	—	—	—	151,600	—	—	151,600
Vesting of restricted shares		—	—	36,542	103,454	—	—	—	139,996
Stock based compensation expense		—	—	61,520	—	—	—	—	61,520

Balance at March 31, 2011		19,859,219	$198,592	$73,171,278	$(36,511,194)	$(3,729,390)	$107,158,625	$(3,285,366)	$137,002,545

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$527,292	$3,889,120
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	1,100,000	3,800,000
Provision for covered loan losses	400,000	—
Depreciation and amortization	657,446	522,261
Deferred income tax expense (benefit)	(1,717,735)	3,444,204
Accretion and amortization of premiums and discounts, net	1,021,965	585,851
Accretion of fair value discounts related to covered loans	(4,597,432)	(2,499,643)
Accretion of fair value discounts related to FDIC receivable	(596,658)	(834,310)
Gain on sale of loans and loan servicing release fees	(379,340)	(468,245)
Proceeds from sale of loans	13,784,749	10,454,196
Originations and purchases of loans held for sale	(12,134,769)	(9,552,763)
Gain on acquisition	—	(9,342,816)
(Gain) loss on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(170,845)	(203,188)
Other-than-temporary impairment-securities	223,000	2,526,674
Other-than-temporary impairment-other	—	1,000,000
Write down of real estate owned	513,922	199,776
Loss (gain) on sale of real estate owned	56,241	(81,359)
Recovery payable to FDIC on other real estate owned gains	(154,918)	(449,858)
Restricted stock award expense	151,600	105,784
Stock option expense	61,520	16,916
Increase in cash surrender value on bank owned life insurance	(571,075)	(566,365)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(343,881)	109,301
Decrease (increase) in other assets	23,778	(3,987,889)
Decrease in other liabilities	(4,393,899)	(2,818,105)
Net cash used in operating activities	(6,539,039)	(4,150,458)

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	9,861,927	15,026,370
Proceeds from sales of other securities available for sale	15,300	—
Principal collections on government sponsored entities securities available for sale	—	411,790
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	30,051,894	28,893,423
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(25,658,611)	(14,107,959)
Purchase of other securities available for sale	(26,108,219)	—
Proceeds from maturities of other securities available for sale	780,300	—
Proceeds from redemption of FHLB stock	529,100	—
Net decrease (increase) in loans receivable	31,974,228	(3,894,572)
Net decrease in FDIC receivable	25,730,230	4,394,648
Proceeds from sale of real estate owned	21,143,474	5,578,994
Purchases of premises and equipment	(307,812)	(681,293)
Net cash received from acquisitions	—	68,914,993
Net cash provided by investing activities	68,011,811	104,536,394

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from financing activities:
Dividends on restricted stock awards	$(5,018)	$(16,684)
Dividends paid	(961,729)	(784,224)
Net (decrease) increase in deposits	(87,844,607)	12,956,717
Principal payments on Federal Home Loan Bank advances	(102,000,000)	(24,259,014)
Net decrease in advance payments by borrowers for taxes and insurance	(507,093)	(486,349)
Net cash used in financing activities	(191,318,447)	(12,589,554)
Net (decrease) increase in cash and cash equivalents	(129,845,675)	87,796,382
Cash and cash equivalents at beginning of period	235,638,582	53,840,036
Cash and cash equivalents at end of period	$105,792,907	$141,636,418
Supplemental disclosures of cash flow information:
Interest paid	$7,578,762	$10,298,627
Income taxes paid	$87,641	$2,450,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$10,633,420	$9,280,990
Issuance of ESOP common stock	$151,600	$137,000
Unrealized gain on securities available for sale, net	$212,517	$5,246,123

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

In January 2007, Charter Financial repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer. Following the stock repurchase, Charter Financial delisted its common stock from the NASDAQ Global Market and deregistered its common stock with the Securities and Exchange Commission. Between January 2007 and September 2009 Charter Financial repurchased 1,186,858 additional shares of its common stock. In September 2010, through an incremental offering, the Company issued 4,400,000 shares with net proceeds of $26.6 million, and First Charter, MHC canceled 4,400,000 shares of Company stock that it held.

As of March 31, 2011, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 61% of the Company’s 18,672,361 outstanding shares of common stock at that date. The remaining 7,214,437 shares of common stock, or approximately 39% of the outstanding shares of common stock, were held by the public.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of March 31, 2011 and September 30, 2010 (derived from audited financial statements), and for the three and six-month periods ended March 31, 2011 and 2010. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-and six-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. The Company recorded an increase in retained earnings of $1.09 million in the earliest period presented herein with a corresponding decrease to income taxes payable to correct historical income tax accounts for this immaterial adjustment.  Qualitative considerations also conclude that such adjustment is immaterial. Certain reclassifications of 2010 balances have been made to conform to classifications used in 2011. These reclassifications did not change stockholders’ equity or net income as previously reported.

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

In April 2011, the FASB issued an update to the accounting standards to provide additional guidance to assist creditors in determining whether a restructuring is a troubled debt restructuring (“TDR”).  The provisions of this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring the impairment of newly identified receivables as a result of applying this guidance, an entity should apply the provisions prospectively for the first interim or annual period beginning on or after June 15, 2011.  The information required to be disclosed regarding TDRs within the new credit quality disclosures will now be required for interim and annual periods beginning on or after June 15, 2011 as well.  The Company is currently evaluating the impact of adoption on its financial position and results of operations, but does not believe that adoption will have a material impact.

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

Note 5: Other Investment Securities

Other investment securities available for sale are summarized as follows:

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$20,198,968	$8,104	$(26,602)	$20,180,470
Tax-free municipals	5,122,502	20,024	—	5,142,526
	$25,321,470	$28,128	$(26,602)	$25,322,996

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Tax-free municipals	$100,000	$2,821	$—	$102,821

The amortized cost and estimated fair value of other investment and municipal securities available for sale as of March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized cost	Estimated fair value
1-5 years	$21,642,727	$21,628,723
Greater than 5 years	3,678,743	3,694,273
	$25,321,470	$25,322,996

Proceeds from called or matured other investment securities during the six months ended March 31, 2011 and 2010 were $780,300, and $0, respectively.  Proceeds from sales for the six months ended March 31, 2011 and 2010 were $15,300 and $0, respectively.  There were no gains or losses upon the sale of other investment securities.

Proceeds from called or matured other investment securities during the three months ended March 31, 2011 and 2010 were $780,300 and $0, respectively. Proceeds from sales for the three months ended March 31, 2011 and 2010 were $15,300 and $0, respectively.  There were no gains or losses upon the sale of other investment securities.

At March 31, 2011, there were two U.S. Treasuries with an amortized cost of $10,158,634 and an estimated fair value of $10,132,032 that had been in a loss position for less than 12 months and there were no other investment securities available for sale that were in a  loss position.

Other investment securities with an aggregate carrying amount of $15,198,438 and $0 at March 31, 2011 and September 30, 2010, respectively, were pledged to collateralize FHLB advances.

Note 6: Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$37,657,086	$527,833	$(135,887)	$38,049,032
GNMA certificates	6,468,252	292,948	—	6,761,200
FHLMC certificates	29,623,312	537,685	(3,628)	30,157,369
Collateralized mortgage obligations:
FNMA	14,286,188	401,041	—	14,687,229
GNMA	3,911,443	24,555	(7,474)	3,928,524
FHLMC	3,105,908	59,196	(1,234)	3,163,870
Private-label mortgage securities:
Investment grade	6,790,830	53,973	(691,877)	6,152,926
Split rating [1]	7,015,755	—	(557,875)	6,457,880
Non investment grade	14,285,604	—	(5,478,609)	8,806,995
	$123,144,378	$1,897,231	$(6,876,584)	$118,165,025

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$35,164,154	$798,264	$—	$35,962,418
GNMA certificates	7,134,764	479,147	—	7,613,911
FHLMC certificates	25,437,288	660,606	—	26,097,894
Collateralized mortgage obligations:
FNMA	9,605,091	291,337	(24,691)	9,871,737
GNMA	6,130,553	9,117	(31,337)	6,108,333
FHLMC	20,515,780	275,356	(6,603)	20,784,533
Private-label mortgage securities:
Investment grade	22,872,709	79,523	(1,764,296)	21,187,936
Split Rating [1]	11,522,219	—	(6,069,066)	5,453,153
	$138,382,558	$2,593,350	$(7,895,993)	$133,079,915

Credit ratings are as of March 31, 2011 and September 30, 2010, respectively.

[1] Bonds with split ratings would represent non-investment grade based on lower rating.

During the quarter ended March 31, 2011 three of the Bank’s non-agency CMO instruments with an estimated market value of $9.4 million experienced a rating downgrade.  Each of these instruments continues to maintain favorable credit support levels and Bloomberg coverage ratios.  Two of the three obligations with an estimated market value of $6.6 million demonstrate no losses under the Bloomberg credit model thus suggesting that future losses are remote. The remaining instrument with an estimated market value of $2.8 million demonstrates a potential loss of 0.3%, a nominal amount approximating $8,000 under the Bloomberg credit model.

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during the six months ended March 31, 2011 and 2010 were $9,861,927 and $15,026,370, respectively. Gross realized gains on the sale of these securities were $170,845 and $203,188 for the six months ended March 31, 2011 and 2010, respectively.

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during the three months ended March 31, 2011 and 2010 were $0 and $14,400,569, respectively. Gross realized gains on the sale of these securities were $0 and $194,844 for the three months ended March 31, 2011 and 2010, respectively.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $72,437,320 and $92,865,006 at March 31, 2011 and September 30, 2010, respectively, were pledged to secure FHLB advances.

Mortgage–backed securities and collateralized mortgage obligations that had been in a continuous unrealized loss position for less than 12 months at March 31, 2011 and September 30, 2010 were as follows:

	March 31, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$14,736,020	$(135,887)	$14,600,133
FHLMC	9,179,007	(3,629)	9,175,378
Collateralized mortgage obligations:
GNMA	1,075,024	(2,053)	1,072,971
Private-label mortgage securities	19,347	(24)	19,323
	$25,009,398	$(141,593)	$24,867,805

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FNMA	$3,760,606	$(24,691)	$3,735,915
FHLMC certificates	1,531,605	(6,603)	1,525,002
Private-label mortgage securities	4,871,106	(31,337)	4,839,769
	$10,163,317	$(62,631)	$10,100,686

Mortgage–backed securities and collateralized mortgage obligations that had been in a continuous unrealized loss position for greater than 12 months at March 31, 2011 and September 30, 2010 were as follows:

	March 31, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FHLMC certificates	$370,344	$(1,234)	$369,110
GNMA	443,630	(5,421)	438,209
Private-label mortgage securities	24,669,325	(6,728,336)	17,940,989
	$25,483,299	$(6,734,991)	$18,748,308

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
Private-label mortgage securities	$29,058,952	$(7,833,362)	$21,225,590

At March 31, 2011, the Company had approximately $6.7 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $24.7 million. During the year ended September 30, 2010 the Company recorded $2.5 million in other than temporary impairment on two securities, $153,000 of which was recorded in the quarter ended December 31, 2009, and $2.4 million was recorded in the quarter ended March 31, 2010.   During the quarter ended March 31, 2011 an additional $223,000 in other than temporary impairment was recorded.  The remaining decline in fair value of the mortgage securities primarily resulted from illiquidity and other uncertainties in the marketplace. Additionally, the Company has recorded $979,000 in accumulated other comprehensive loss (pre-tax) related to these two securities at March 31, 2011, and $1.3 million at September 30, 2010.

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

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010

Beginning balance of credit losses previously recognized in earnings	$2,526,674	$153,000	$2,526,674	$-
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	2,373,674	-	2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	223,000	-	223,000	-
Ending balance of cumulative credit losses recognized in earnings	$2,749,674	$2,526,674	$2,749,674	$2,526,674

Note 7: Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2011	September 30, 2010
Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$104,080,480	$106,041,006
Commercial real estate	257,927,053	267,725,686
Commercial	19,358,904	19,603,898
Real estate construction	44,302,958	45,930,424
Consumer and other	20,272,364	22,485,945
Loans receivable, net of undisbursed proceeds of loans in process	445,941,759	461,786,959
Less:
Unamortized loan origination fees, net	971,615	758,407
Allowance for loan losses	9,694,175	9,797,095
Total loans not covered, net	$435,275,969	$451,231,457

The carrying amount of covered loans at March 31, 2011 and September 30, 2010, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	March 31, 2011
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$4,123,224	$7,634,317	$11,757,541
Commercial real estate	37,564,432	85,183,393	122,747,825
Commercial	15,143,919	23,044,867	38,188,786
Real estate construction	2,340,585	1,230,027	3,570,612
Consumer and other	1,267,663	7,843,030	9,110,693
Loans receivable, gross	60,439,823	124,935,634	185,375,457
Less:
Non-accretable difference	29,305,637	9,342,785	38,648,422
Allowance for covered loan losses	—	8,059,467	8,059,467
Accretable discount	7,973,975	6,071,929	14,045,904
Unamortized loan origination fees, net	—	38,244	38,244
Total loans covered, net	$23,160,211	$101,423,209	$124,583,420

	September 30, 2010
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$4,440,436	$7,464,467	$11,904,903
Commercial real estate	53,347,535	97,615,020	150,962,555
Commercial	23,848,208	28,715,756	52,563,964
Real estate construction	6,879,358	2,078,078	8,957,436
Consumer and other	1,479,003	9,345,905	10,824,908
Loans receivable, gross	89,994,540	145,219,226	235,213,766
Less:
Non-accretable difference	40,203,964	12,656,615	52,860,579
Allowance for covered loan losses	—	15,553,536	15,553,536
Accretable discount	10,166,664	8,476,672	18,643,336
Unamortized loan origination fees, net	—	18,167	18,167
Total loans covered, net	$39,623,912	$108,514,236	$148,138,148

The following table documents changes in the carrying value of acquired loans during the year ended September 30, 2010 and the six months ended March 31, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans
Balance, September 30, 2009	$18,246,596	$71,517,348
Fair value of acquired loans covered under loss sharing agreements	50,415,463	46,583,448
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(29,038,147)	(9,586,560)
Balance, September 30, 2010	39,623,912	108,514,236
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(16,463,701)	(7,091,027)
Balance, March 31, 2011	$23,160,211	$101,423,209

The following table documents changes in the accretable discount on acquired loans during the year ended September 30, 2010 and the six months ended March 31, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2009	$—	$8,794,367	$8,794,367
Accretable yield acquired	12,603,800	5,303,343	17,907,143
Other adjustments to decrease accretable yield	—	(297,609)	(297,609)
Loan accretion	(2,437,136)	(5,323,429)	(7,760,565)
Balance, September 30, 2010	10,166,664	8,476,672	18,643,336
Loan accretion	(2,192,689)	(2,404,743)	(4,597,432)
Balance, March 31, 2011	$7,973,975	$6,071,929	$14,045,904

The following table documents changes in the value of the non-accretable principal difference during the year ended September 30, 2010 and the six months ended March 31, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2009	$7,136,864	$—	$7,136,864
Non-accretable principal difference at acquisition	73,841,461	18,896,737	92,738,198
Reductions since acquisition date resulting from charge-offs	(40,774,361)	(6,240,122)	(47,014,483)
Balance, September 30, 2010	40,203,964	12,656,615	52,860,579
Reductions since acquisition date resulting from charge-offs	(10,898,327)	(3,313,830)	(14,212,157)
Balance, March 31, 2011	$29,305,637	$9,342,785	$38,648,422

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

Balance, September 30, 2009	$23,832,265
Loans charged-off (gross)	(10,786,622)
Recoveries on loans previously charged-off	404,716
Provision for loan losses charged to FDIC receivable	1,682,542
Provision for loan losses charged to operations	420,635
Balance, September 30, 2010	15,553,536
Loans charged-off (gross)	(9,494,069)
Provision for loan losses charged to FDIC receivable	1,600,000
Provision for loan losses charged to operations	400,000
Balance, March 31, 2011	$8,059,467

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate during the year ended September 30, 2010 and the six months ended March 31, 2011:

Balance, September 30, 2009	$26,481,146
Fair value of FDIC receivable for loss sharing agreements at acquisition	108,252,007
Receipt of payments from FDIC	(54,680,714)
Accretion of fair value adjustment	1,840,856
Provisions for estimated losses on covered assets	4,448,908
External expenses qualifying under loss sharing agreements	3,482,595
Balance, September 30, 2010	89,824,798
Payments received from FDIC	(30,679,040)
Recovery of previous loss reimbursements	(1,598,478)
Provision for loan losses	1,600,000
Accretion of fair value adjustment	596,658
External expenses qualifying under loss sharing agreements	4,947,288
Balance, March 31, 2011	$64,691,226

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

Commercial real estate loans are generally made by the Company to Georgia or Alabama entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 41.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At March 31, 2011, the Company had $16.5 million of home equity lines of credit and second mortgage loans not covered by loss sharing.

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

Nonaccrual and Past Due Loans. At March 31, 2011 and September 30, 2010, the Company had $11,719,663 and $11,654,501, respectively, of nonaccrual loans not covered by loss sharing. At March 31, 2011 the Company had $0 and at September 30, 2010, the Company had $139,972 of past due loans 90 days and more still accruing interest not covered by loss sharing.

Nonaccrual loans not covered by loss sharing, segregated by class of loans at March 31, 2011 were as follows:

1-4 family residential real estate	$4,315,283
Commercial real estate	6,289,336
Commercial	464,052
Real estate construction	511,452
Consumer and other	139,540
Total	$11,719,663

Nonaccrual loans covered by loss sharing, segregated by class of loans at March 31, 2011 were as follows:

1-4 family residential real estate	$2,353,912
Commercial real estate	31,997,181
Commercial	12,019,949
Real estate construction	380,868
Consumer and other	1,003,295
Total Covered Nonaccrual Loans [1] [2]	$47,755,205

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses.
[2]	Substantially all covered loans record accretion income and the above amounts reflect only the nonaccrual of contractual interest.

The following is a summary of interest income relating to nonaccrual loans not covered by loss sharing agreements for the six months ended March 31, 2011 and 2010. No contractual interest income on covered impaired loans was recorded for the six months ended March 31, 2011 or 2010.

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
Interest income at contractual rates	$218,590	$175,964
Interest income actually recorded	(13,983)	(35,216)
Reduction of interest income	$204,607	$140,748

An age analysis of past due loans not covered by loss sharing, segregated by class of loans, as of March 31, 2011 was as follows:

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$4,083,177	$2,042,080	$6,125,257	$97,955,223	$104,080,480	$-
Commercial real estate	12,653,307	2,137,077	14,790,384	243,136,669	257,927,053	-
Commercial	1,447,017	237,127	1,684,144	17,674,760	19,358,904	-
Real estate construction	391,205	95,997	487,202	43,815,756	44,302,958	-
Consumer and other	357,122	19,942	377,064	19,895,300	20,272,364	-
	$18,931,828	$4,532,223	$23,464,051	$422,477,708	$445,941,759	$-

An age analysis of past due loans covered by loss sharing, segregated by class of loans, as of March 31, 2011 was as follows:

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$1,282,998	$1,449,983	$2,732,981	$6,872,527	$9,605,508	$65,693
Commercial real estate	12,052,809	17,957,055	30,009,864	65,685,913	95,695,777	1,263,257
Commercial	4,861,569	7,493,368	12,354,937	11,388,049	23,742,986	135,713
Real estate construction	-	365,906	365,906	1,634,005	1,999,911	-
Consumer and other	221,444	553,714	775,158	6,848,228	7,623,386	-
	$18,418,820	$27,820,026	$46,238,846	$92,428,722	$138,667,568	$1,464,663

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $14,084,148 of accretable discounts.

Impaired Loans. At March 31, 2011 and September 30, 2010, the Company had impaired loans not covered by loss sharing of approximately $11,580,122 and $11,499,451, respectively. There were specific allowances attributable to impaired loans at March 31, 2011 and September 30, 2010, of $1,205,073 and $1,434,751, respectively. At March 31, 2011 and September 30, 2010, there were impaired loans of $7,389,401 and $6,312,882, respectively, with no specific allowance. The average recorded investments in impaired loans not covered by loss sharing for the six months ended March 31, 2011 and the year ended September 30, 2010, were approximately $11,550,000 and $13,600,000, respectively. Interest income recognized on impaired loans for the six months ended March 31, 2011 and the year ended September 30, 2010, was $43,500 and $88,000, respectively.

Impaired loans not covered by loss sharing, segregated by class of loans, as of March 31, 2011 are as follows:

		Unpaid
	Recorded	Principal	Related	Fair
	Investment	Balance	Allowance	Value [1]
With no related allowance recorded:
1-4 family residential real estate	$2,520,612	$2,520,612	$-	$2,520,612
Commercial real estate	3,994,104	3,994,104	-	3,994,104
Commercial	387,483	387,483	-	387,483
Real estate construction	487,202	487,202	-	487,202
Subtotal:	7,389,401	7,389,401	-	7,389,401
With an allowance recorded:
1-4 family residential real estate	1,794,671	1,794,671	174,476	1,620,195
Commercial real estate	2,295,232	2,529,777	944,029	1,351,203
Commercial	76,568	76,568	76,568	-
Real estate construction	24,250	46,072	10,000	14,250
Subtotal:	4,190,721	4,447,088	1,205,073	2,985,648
Totals:
1-4 family residential real estate	4,315,283	4,315,283	174,476	4,140,807
Commercial real estate	6,289,336	6,523,881	944,029	5,345,307
Commercial	464,051	464,051	76,568	387,483
Real estate construction	511,452	533,274	10,000	501,452
Grand Total:	$11,580,122	$11,836,489	$1,205,073	$10,375,049

[1]	Fair values for covered loans are based on a discounted cash flow methodology (Level 3 pricing).

Impaired loans covered by loss sharing have shown evidence of further credit deterioration subsequent to acquisition. The average recorded investment on impaired loans covered by loss sharing agreements for the six months ended March 31, 2011 and the year ended September 30, 2010 was approximately $23.4 million and $30.0 million, respectively. No contractual interest income was recorded on covered impaired loans for such periods.

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans, as of March 31, 2011:

	1-4 family
	residential	Commercial		Real estate	Consumer
	real estate	real estate	Commercial	construction	and other	Total
Pass (1-4)	$94,068,771	$222,125,802	$14,183,441	$34,340,166	$19,719,210	$384,437,390
Special Mention (5)	4,611,057	19,033,957	527,214	5,083,359	309,511	29,565,098
Substandard (6)	5,388,017	16,649,467	4,648,249	4,879,433	209,978	31,775,144
Doubtful (7)	12,635	117,827	-	-	33,665	164,127
Loss (8)	-	-	-	-	-	-
Total not covered loans	$104,080,480	$257,927,053	$19,358,904	$44,302,958	$20,272,364	$445,941,759

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of March 31, 2011:

	1-4 family
	residential	Commercial		Real estate	Consumer
	real estate	real estate	Commercial	construction	and other	Total
Pass (1-4)	$5,550,090	$34,050,802	$8,066,359	$1,497,788	$5,696,660	$54,861,699
Special Mention (5)	1,863,786	22,596,943	2,527,226	-	308,043	27,295,998
Substandard (6)	1,784,280	28,649,483	5,574,000	108,494	1,355,187	37,471,444
Doubtful (7)	557,509	9,385,597	8,575,402	257,412	262,507	19,038,427
Loss (8)	-	-	-	-	-	-
Total covered loans [1]	$9,755,665	$94,682,825	$24,742,987	$1,863,694	$7,622,397	$138,667,568

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses.

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

Through the FDIC-assisted acquisition of the assets of NCB, management established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $8.1 million and $15.6 million at March 31, 2011 and September 30, 2010, respectively. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB and MCB, management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the year ended September 30, 2010, the Company increased non-accretable discounts relating to NCB-acquired loans by $2.1 million and recorded $421,000 as a charge to earnings with $1.7 million recorded as an increase to the FDIC receivable. During the quarter ended March 31, 2011 the Company increased allowance for covered loan losses relating to NCB acquired loans by $2.0 million and recorded $400,000 as a charge to earnings with $1.6 million as an increase to the FDIC receivable.  There was no such provision for the quarter ended March 31, 2011 for MCB acquired loans.

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
Balance, beginning of period	$10,025,910	$9,965,935	$9,797,095	$9,331,612
Loans charged off	(689,422)	(1,571,426)	(1,310,517)	(1,763,577)
Recoveries on loans previously charged off	57,687	1,995	107,597	28,469
Provision for loan losses charged to operations	300,000	3,000,000	1,100,000	3,800,000
Balance, end of period	$9,694,175	$11,396,504	$9,694,175	$11,396,504

The Company maintained its provisions for loan losses for the six months ending March 31, 2011 and 2010 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(165,351)	(957,063)	(58,937)	(21,822)	(107,343)	-	(1,310,516)
Recoveries	61,249	-	36,487	159	9,701	-	107,596
Provision	(148,056)	438,045	(22,732)	537,778	110,269	184,696	1,100,000
Ending balance	$770,920	$5,584,373	$578,297	$1,752,284	$91,776	$916,525	$9,694,175

Ending balance: individually evaluated for impairment	$174,476	$944,029	$76,568	$10,000	$-		$1,205,073

Loans:
Ending balance	$104,080,480	$257,927,053	$19,358,904	$44,302,958	$20,272,364		$445,941,759

Ending balance: individually evaluated for impairment	$4,315,283	$6,289,336	$464,051	$511,452	$-		$11,580,122

The following table details the nonaccretable discount on loans covered by loss sharing by portfolio segment as of March 31, 2011.

	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$1,856,851	$38,170,313	$24,257,466	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(188,686)	(12,209,908)	(11,646,678)	(1,115,195)	(908,150)	(26,068,617)
Recoveries	61,449	362,353	1,825,618	74,199	38,774	2,362,393
Provision for loan losses charged to FDIC receivable	217,809	1,393,796	(792,486)	200,717	580,164	1,600,000
Provision for loan losses charged to operations	54,452	348,449	(198,121)	50,179	145,041	400,000
Ending balance	$2,001,875	$28,065,003	$13,445,799	$1,706,918	$1,488,296	$46,707,891

Ending balance: individually evaluated for impairment	$994,644	$15,770,331	$10,835,162	$1,458,031	$242,469	$29,300,637

Covered loans:
Ending contractual balance	$11,757,541	$122,747,825	$38,188,786	$3,570,612	$9,110,693	$185,375,457

Ending contractual balance: individually evaluated for impairment	$4,123,224	$37,564,432	$15,143,919	$2,340,585	$1,267,663	$60,439,823

[1]	Amounts include the allowance for covered loan losses.

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. At March 31, 2011 and September 30, 2010, the Company had restructured loans not covered by loss sharing of $12.4 million and $3.6 million, respectively, and of those amounts, $4.0 million and $1.9 million were on nonaccrual. All nonaccrual restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of March 31, 2011, the allowance for loan and lease losses allocated to restructured loans on nonaccrual totaled $342,000. Also, at March 31, 2011 and September 30, 2010, the Company had restructured loans covered by loss sharing of $16.2 million (contractual balance) and $15.7 million (contractual balance), respectively.

Note 8: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net income	$251,750	$2,687,005	$527,292	$3,889,120
Denominator:
Weighted average common shares outstanding	18,136,137	18,424,157	18,134,905	18,416,549
Equivalent shares issuable upon vesting of restricted
stock awards and dilutive shares	51,077	34,616	51,077	34,616
Diluted shares	18,187,214	18,458,773	18,185,982	18,451,165
Net income per share
Basic	$0.01	$0.15	$0.03	$0.21
Diluted	$0.01	$0.15	$0.03	$0.21

For the three and six months ended March 31, 2010 there were 3,803 stock options antidilutive.  For the three and six months ended March 31, 2011 some stock options were dilutive.

Basic earnings per share for the three and six month periods ended March 31, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and six month periods ended March 31, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 9: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned

	Six Months Ended March 31, 2011	Year Ended September 30, 2010
Balance, beginning of period	$9,641,425	$4,777,542
Real estate acquired through foreclosure of loans receivable	2,103,019	10,528,383
Real estate sold	(3,454,468)	(4,789,815)
Write down of real estate owned	(513,922)	(707,519)
Gain (loss) on sale of real estate owned	(56,241)	(167,166)
Balance, end of period	$7,719,813	$9,641,425

Covered real estate owned

	Six Months Ended March 31, 2011	Year Ended September 30, 2010
Balance, beginning of period	$29,626,581	$10,681,499
Real estate acquired and subject to FDIC loss sharing agreement	—	15,131,544
Real estate acquired through foreclosure of loans receivable	8,530,401	19,938,614
Real estate sold	(17,689,006)	(12,991,775)
Provision for losses on other real estate owned:
Write down of real estate owned recognized in noninterest expense	—	(691,592)
Increase of FDIC receivable for loss sharing agreement	—	(2,766,366)
Gain (loss) on sale of real estate owned:
Recognized in noninterest income	—	64,931
Reduction of FDIC receivable for loss sharing agreements	154,918	259,726
Balance, end of period	$20,622,894	$29,626,581

Note 10: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 54,650 have been granted and exercised, 567,775 are granted and outstanding with the remaining 85,518 shares available to be granted.

The fair value of the options granted during the six months ended March 31, 2011 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

Risk- free interest rate	3.21%
Dividend yield	2.50%
Expected life at date of grant	90 Months
Volatility	17.78%
Weighted average grant-date fair value	$1.27

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding- September 30, 2010	512,775	10.96	8.19
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted	55,000	9.00	9.67
Options outstanding- March 31, 2011	567,775	10.77	8.33
Options exercisable – March 31, 2011	5,750	29.42	1.58

Stock option expense was $37,316 and $8,458 for the six months ended March 31, 2011 and 2010, respectively.  The intrinsic value of 567,775 shares outstanding at March 31, 2011 was $156,461.The following table summarizes information about the options outstanding at March 31, 2011:

Number outstanding at March 31, 2011	Weighted average remaining contractual life in years	Exercise price per share
5,500	3	29.26
250	5	32.99
325,025	9	11.00
155,000	9	10.20
55,000	10	9.00
540,775

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized.   As of March 31, 2011, 80,963 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 80,663 shares remaining in the trust, 47,274 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Weighted average
	Shares	grant date fair value per award
Unvested restricted stock awards-September 30, 2010	51,574	22.74
Granted	—	—
Vested	3,300	42.42
Cancelled or expired	1,000	50.00
Unvested restricted stock awards-March 31, 2011	47,274	20.79

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

Note 11: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2011, commitments to extend credit and standby letters of credit totaled $37.5 million. The Company does not anticipate any material losses as a result of these transactions.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2011	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
U.S. Treasury securities:	$20,180,470	$20,180,470	$—	$—
State and municipal obligations	5,142,526	—	5,142,526	—
Mortgage–backed securities:
FNMA certificates	38,049,032	—	38,049,032	—
GNMA certificates	6,761,200	—	6,761,200	—
FHLMC certificates	30,157,369	—	30,157,369	—
Collateralized mortgage obligations:
FNMA	14,687,229	—	14,687,229	—
GNMA	3,928,524	—	3,928,524	—
FHLMC	3,163,870	—	3,163,870	—
Other:
Investment grade	6,152,926	—	6,152,926	—
Split Rating [1]	6,457,880	—	6,457,880	—
Non investment grade	8,806,995	—	8,806,995	—
Available for sale securities	$143,488,021	$20,180,470	$123,307,551	$—

September 30, 2010	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$102,821	$—	$102,821	$—
Mortgage–backed securities:
FNMA certificates	35,962,418	—	35,962,418	—
GNMA certificates	7,613,911	—	7,613,911	—
FHLMC certificates	26,097,894	—	26,097,894	—
Collateralized mortgage obligations:
FNMA	9,871,737	—	9,871,737	—
GNMA	6,108,333	—	6,108,333	—
FHLMC	20,784,533	—	20,784,533	—
Other:
Investment grade	21,187,936	—	21,187,936
Split Rating [1]	5,453,153	—	5,453,153	—
Available for sale securities	$133,182,736	$—	$133,182,736	$—

Credit ratings are as of March 31, 2011 and September 30, 2010, respectively.

[1] Bonds with split ratings would be non-investment grade based on lower rating.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
March 31, 2011
Impaired loans:
Not covered under loss share	$2,985,648	$—	$—	$2,985,648
Covered under loss share	16,132,547	—	—	16,132,547
Other real estate owned:
Not covered under loss share	7,719,813	—	—	7,719,813
Covered under loss share	20,622,894	—	—	20,622,894
September 30, 2010
Impaired loans:
Not covered under loss share	3,751,818	—	—	3,751,818
Covered under loss share	51,468,000	—	—	51,468,000
Other real estate owned:
Not covered under loss share	9,641,425	—	—	9,641,425
Covered under loss share	29,626,581	—	—	29,626,581

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

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2011 and September 30, 2010.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2011 and at September 30, 2010, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of March 31, 2011 and September 30, 2010 are summarized below.

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$105,792,907	$105,792,907	$235,638,582	$235,638,582
Investments available for sale	143,488,021	143,488,021	133,182,736	133,182,736
FHLB stock	13,542,100	13,542,100	14,071,200	14,071,200
Loans receivable, net	559,859,389	528,506,326	599,369,605	555,177,903
Loans held for sale	790,849	798,475	2,061,489	2,079,239
Cash surrender value of life insurance	32,249,088	32,249,088	31,678,013	31,678,013
FDIC Receivable for loss sharing agreements	64,691,226	64,021,185	89,824,798	90,012,434
Accrued interest and dividends receivable	3,576,211	3,576,211	3,232,330	3,232,330
Financial liabilities:
Deposits	$735,289,526	$744,406,259	$823,134,133	$830,427,887
FHLB advances and other borrowings	110,000,000	117,834,977	212,000,000	226,983,028
Accrued interest payable	793,916	793,916	2,043,608	2,043,608

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains on investment and mortgage-backed securities available for sale in stockholders’ equity. The only component of accumulated other comprehensive loss is the fair value adjustment on investment securities available for sale, net of income taxes. Accumulated other comprehensive loss was $(3,285,366) and $(3,497,883) as of March 31, 2011 and 2010, respectively, and the related income taxes were $1,692,461 and $1,561,367 for those same periods, respectively. The following table sets forth the amounts of comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the three and six months ended March 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net income	$251,750	$2,687,005	$527,292	$3,889,120
Less reclassification adjustment for net gains realized in net income, net of taxes of $0, $75,210, $65,946 and $78,431, respectively	-	(119,634)	(104,898)	(124,757)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $(473,960), $(1,092,362), $(113,470) and $(2,401,185), respectively	753,915	1,737,592	180,493	3,819,501
Other-than-temporary impairment losses recognized in earnings, net of taxes of $(86,078), $(916,238), $(86,078) and $(975,296), respectively	136,922	1,457,436	136,922	1,551,378
Comprehensive income	$1,142,587	$5,762,399	$739,809	$9,135,242

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended March 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Form 10-K for the year ended September 30, 2010 under Part I; Item 1A.- “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in loans.  We make loans secured by first mortgages on owner-occupied, one- to four-family residences, consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans. While our primary business is the origination of loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and mortgage-backed securities, and use FHLB advances, repurchase agreements and other borrowings as additional funding sources.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-backed securities, investment securities and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are adjustable rate products that have a fixed rate for six months to five years with annual adjustments thereafter.

During the first six months of fiscal year 2011, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Net income was $527,000 for the six months ended March 31, 2011.  Net income for the six months ended March 31, 2010 was $3.9 million, an increase of $3.4 million over the prior year period, due to a $9.3 million purchase gain on March 26, 2010 on the FDIC assisted acquisition of assets and liabilities of McIntosh Commercial Bank.

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Assets. Total assets decreased $194.8 million, or 16.4%, to $991.3 million at March 31, 2011 from $1.2 billion at September 30, 2010. There was a decrease in liabilities of $196.0 million due to a $102.0 million reduction in FHLB advances and $87.8 million reduction in deposits, primarily certificates of deposits. The reduction in liabilities was funded by a $14.9 million decrease in mortgage securities available for sale, a $39.3 million decrease in loans, and a $129.8 million reduction in cash and cash equivalents.  The de-leveraging of the Company’s balance sheet during the six months ended March 31, 2011 was planned in connection with maturity of $102 million of FHLB advances.  These advances were at a weighted average fixed rate of 5.64% and liquid assets utilized to repay these liabilities earned interest of less than 1%.  The de-leveraging is expected to improve the net interest margin in future periods.

Loans. At March 31, 2011, total loans were $570.6 million, or 57.6% of total assets compared to $609.9 million or 51.4% of total assets at September 30, 2010. As indicated in the table below, over this six month period our net loans covered by loss sharing were reduced by $23.6 million and at March 31, 2011, our covered loans totaled $124.6 million, or 22.3% of our total loan portfolio.

Non-covered and Covered Loans, net

	Non-covered	Covered	Total
	(Dollars in Thousands)
Loan Balances:
March 31, 2011	$435,276	$124,583	$559,859
December 31, 2010	447,621	136,400	584,021
September 30, 2010	451,231	148,139	599,370
June 30, 2010	463,725	201,673	665,398
March 31, 2010	463,934	178,929	642,863

Investment and Mortgage Securities Portfolio. At March 31, 2011, our investment and mortgage securities portfolio totaled $143.5 million, compared to $133.2 million at September 30, 2010.

We analyze our non-agency collateralized mortgage securities for other than temporary impairment at least quarterly.  We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors.  Our first test is whether the bond has loss coverage of greater than five times losses (assumes loss of 40% of balance and defaults of 60% on 60-day delinquencies, 70% on 90-day delinquencies, 100% on foreclosures and other real estate owned).  If a bond passes this test, we consider it not other than temporarily impaired.  For bonds that do not pass the first test, we apply the Bloomberg default model, and if the bond shows no losses we consider it not other than temporarily impaired.  If a bond shows material losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other than temporarily impaired.

The following table shows issuer-specific information, book value, fair value credit rating and unrealized gain (loss) for our portfolio of non-agency collateralized mortgage obligations as of March 31, 2011.  At March 31, 2011, we had recorded a total of $1.9 million of other than temporary impairment charges with respect to CWALT 2005-63 2A2, and a total of $872,000 of other than temporary impairment charges with respect to SARM 2005-15 2A2.  No other mortgage securities in our investment portfolio were other than temporarily impaired at March 31, 2011.

Description	Credit Rating			Book value	Market Value	Unrealized Gain (Loss)
	Moody	S&P	Fitch	(Dollars in thousands)
GSR 2003-4F 1A2	n/a	AAA	AAA	$ 669	$ 684	$ 15
GSR 2005-2F 1A2	n/a	AAA	AA	1,196	1,201	5
MASTR 2003-8 4A1	n/a	AAA	AAA	1,539	1,573	34
WFMBS 2006-12 A1	Baa2	n/a	BBB	19	19	0
CMLTI 2004-HYB1 A31	A1/*-	n/a	n/a	1,915	1,797	(118)
CMSI 1993-14 A3	WR	BB	n/a	179	156	(23)
MARM 2004-7 5A1	Ba3	AAA	n/a	7,016	6,458	(558)
MARM 2004-15 4A1	Ba3	n/a	A	3,302	2,774	(528)
SARM 2004-6 3A3	n/a	AAA	n/a	1,453	879	(574)
MARM 2004-13 B1	NR	B+	n/a	7,427	3,478	(3,949)
SARM 2005-15 2A2	NR	CCC	n/a	2,760	1,916	(844)
CWALT 2005-63 2A2	C	D	n/a	617	482	(135)
				$ 28,092	$ 21,417	$ (6,675)

During the quarter ended March 31, 2011 three of the Bank’s non-agency CMO instruments with an estimated market value of $9.4 million experienced a rating downgrade.  Each of these instruments continues to maintain favorable credit support levels and Bloomberg coverage ratios.  Two of the three obligations with an estimated market value of $6.6 million demonstrate no losses under the Bloomberg credit model thus suggesting that future losses are remote. The remaining instrument with an estimated market value of $2.8 million demonstrates a potential loss of 0.3%, a nominal amount approximating $8,000 under the Bloomberg credit model.

Cash flow analysis indicates that the yields on all of the securities listed in the table are maintained.  The unrealized losses shown may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches.  As of March 31, 2011, the securities above were classified as available for sale and a total of $2.7 million had been recognized as impairment through net income. Based on the analysis performed by management as of March 31, 2011, the Company deemed it probable that all contractual principal and interest payments on the above securities, other than the two securities identified above as being other than temporarily impaired, will be collected and therefore there is no additional other than temporary impairment.

Bank Owned Life Insurance. The total cash surrender value of our bank owned life insurance at March 31, 2011 was $32.2 million, an increase of $571,000 compared to the cash surrender value of $31.7 million at September 30, 2010.

Deposits. Total deposits decreased by $87.8 million, or 10.7%, to $735.3 million at March 31, 2011 from $823.1 million at September 30, 2010. As indicated below we reduced wholesale certificates of deposit by $41.4 million and retail certificates by $54.4 million for the same period. Transaction accounts were up by $8.4 million in spite of reduced rates that we are paying and other tightening of terms on our rewards checking account.  The Company’s funding strategy has focused on lower cost core deposit growth and less wholesale deposit funding.  The two FDIC assisted acquisition transactions brought a larger degree of wholesale time deposit funding which we have sought to decrease in our strategy.

Deposit Balances

						Retail	Wholesale
		Transaction		Money	Total Core	Certificates of	Certificates of
	Deposit Fees	Accounts	Savings	Market	Deposits	Deposit	Deposit
	(Dollars in Thousands)
March 31, 2011	$1,360	$214,810	$19,329	$87,005	$321,144	$372,160	$41,987
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	52,212
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443
June 30, 2010	1,553	190,325	18,613	99,464	308,402	402,218	100,438
March 31, 2010	1,396	180,508	29,725	109,595	319,828	417,961	168,791
December 31, 2009	1,276	143,187	17,256	80,772	241,485	256,666	116,583

Borrowings. Borrowings decreased to $110.0 million at March 31, 2011 from $212.0 million at September 30, 2010. In October 2010 we prepaid $60.0 million of FHLB advances that were originally scheduled to mature in early January 2011.  The prepayment penalty of $810,000 approximated the net present value of interest that would have been paid if we had kept the borrowing to its original maturity.   In March 2011 we paid off $42 million of FHLB advances that matured.  Paying off the $42 million of borrowings using cash equivalents resulted in a net interest income increase estimated at $567,000 a quarter.

Equity. At March 31, 2011, our total equity equaled $137.0 million (or $7.55 per share), a $100,000 increase from September 30, 2010. The increase was primarily due to $527,000 of net income, a decrease in unrealized losses on securities available for sale, net of tax, partially offset by $969,000 of dividends to shareholders paid during the six months ended March 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General. The Company recognized net income of $252,000 for the quarter ended March 31, 2011, compared to net income of $2.7 million for the quarter ended March 31, 2010. The $2.4 million decrease in net income between periods was a result of a $6.5 million decrease in noninterest income and a $1.4 million increase in noninterest expense partially offset by a decrease of $1.3 million in interest expense.   Major contributors to the decrease in noninterest income were a $9.3 million purchase gain on the FDIC assisted acquisition of assets and liabilities of MCB during the quarter ended March 31, 2010.

Interest and Dividend Income. Total interest and dividend income increased $288,000, or 2.6%, to $11.3 million for the three months ended March 31, 2011 from $11.0 million for the three months ended March 31, 2010. Interest on loans increased $1.1 million, or 12.6%, to $10.2 million as a result of a $725,000, or 1.6%, increase in the average balance of loans receivable to $580.6 million and a 78 basis point increase in the average yield on loans. The increase in the average balance was primarily the result of the acquisition of loans in the MCB transaction. As indicated in the table below, the average yield on loans over the past year increased from 6.27% for the three months ended March 31, 2010 to 7.05% for the three months ended March 31, 2011. The increase relates to the MCB acquisition and related accretion income. Interest income was negatively impacted by high balances of cash and cash equivalents and also nonperforming assets, primarily covered by loss sharing.

	Three Months Ended
	March	December	September	June	March	December
	2011	2010	2010	2010	2010	2009
Cost of Liabilities	1.92%	2.14%	2.52%	2.49%	2.60%	2.63%
Cost of Deposits	1.38	1.61	1.84	1.82	1.78	1.77
Cost of CD's	1.78	1.97	2.06	2.07	2.07	2.15
Cost of NOW Accounts	0.32	0.36	0.65	0.71	0.84	0.75
Cost of Rewards Checking	1.63	2.35	3.65	3.51	3.27	3.19
Cost of Savings	0.09	0.14	0.36	0.63	0.28	0.26
Cost of MMDA	0.47	0.51	0.60	0.81	0.73	0.82
Cost of Borrowings	4.51	4.69	5.00	4.95	4.86	4.78
Yield of Assets	5.26%	5.53%	5.73%	6.15%	5.06%	5.51%
Yield of Loans	7.05	7.51	7.63	7.68	6.27	6.46
Yield on Mortgage Securities	3.03	3.02	3.56	3.81	4.00	4.27
Loan/Deposit Spread	5.67%	5.90%	5.79%	5.86%	4.49%	4.69%
Mortgage Securities/Borrowings Spread	-1.48	-1.67	-1.44	-1.14	-0.86	-0.51
Asset/Liability Spread	3.34	3.39	3.21	3.66	2.46	2.88

Interest and dividend income on mortgage-backed securities decreased $917,000, or 49.2%, to $945,000 for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010. The decrease reflected a $61.6 million, or 33.0%, decrease in the average balance of securities to $124.7 million and a 97 basis point decrease in the average yield on securities in the generally lower market interest rate environment.

Interest Expense. Total interest expense decreased $1.3 million, or 24.4%, to $4.0 million for the three months ended March 31, 2011 from $5.3 million for the three months ended March 31, 2010. The decrease was due to a $993,000 decrease in interest paid on borrowed funds. The decrease reflected a $71.5 million or 33.1% decrease in average borrowings to $144.5 million from $216.0 million. Interest on deposits decreased to $2.4 million for the three months ended March 31, 2011 from $2.7 million for the three months ended March 31, 2010. This was a $303,000, or 11.3% decrease.

Net Interest Income. Net interest income increased $1.6 million, or 27.7%, to $7.3 million for the three months ended March 31, 2011, from $5.7 million for the three months ended March 31, 2010. The increase primarily reflected the $1.1 million, or 12.6%, increase in interest income on loans combined with the 68 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $19.0 million, or 2.3%, increase in the average balance of interest-bearing liabilities for the three-months ended March 31, 2011 compared to the three months ended March 31, 2010. Our net interest margin increased 78 basis points to 3.40% for the three months ended March 31, 20101 from 2.62% for the 2010 period, while our net interest rate spread increased 88 basis points to 3.34% from 2.46%. Lower deposit costs and accretion of purchase discounts from the Neighborhood Community Bank (“NCB”) and McIntosh Commercial Bank (“MCB”) acquisitions contributed to the improved net interest margin and net interest rate spread. As indicated in the table below our percentage of interest-earning assets to average interest-bearing liabilities decreased from 106.63% in March 2010 to 102.77% in March 2011. The ratio dropped due to high levels of the FDIC receivable. Nonperforming assets also reduced net interest income.

	For the Three Months Ended March 31,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions		$64	0.22%	$87,316	$29	0.13
FHLB common stock	13,542	27	0.80	14,086	1	0.03
Mortgage-backed securities and collateralized mortgage
obligations available for sale	124,761	945	3.03	186,330	1,863	4.00
Other investment securities available for sale	25,402	47	0.74	4,103	48	4.68
Loans receivable (1) (2)	580,622	10,229	7.05	579,897	9,084	6.27
Total interest-earning assets	859,624	11,312	5.26	871,732	11,025	5.06
Total noninterest-earning assets	272,158	-		107,149	-
Total assets	$1,131,782	11,312		$978,881	11,025

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$85,485	$69	0.32	$65,078	$136	0.84
Rewards checking	69,581	284	1.63	37,010	303	3.27
Savings accounts	18,012	4	0.09	18,701	13	0.28
Money market deposit accounts	88,716	105	0.47	77,378	142	0.73
Certificate of deposit accounts	430,140	1,917	1.78	403,276	2,089	2.07
Total interest-bearing deposits	691,934	2,379	1.38	601,443	2,683	1.78
Borrowed funds	144,522	1,631	4.51	216,049	2,624	4.86
Total interest-bearing liabilities	836,456	4,010	1.92	817,492	5,307	2.60
Noninterest-bearing deposits	52,783			44,549
Other noninterest-bearing liabilities	14,718	-		13,406	-
Total noninterest-bearing liabilities	67,501			57,955
Total liabilities	903,957	-		875,447	-
Total stockholders' equity	227,825			103,434
Total liabilities and stockholders' equity	$1,131,782	4,010		$978,881	5,307
Net interest income		$7,302			$5,718

Net interest rate spread (3)			3.34%			2.46%
Net interest margin (4)			3.40%			2.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.77%			106.63%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended March 31, 2011
	Compared to
	Three Months Ended March 31, 2010
	Increase/(Decrease) Due to
	(In Thousands)
	Volume	Rate	Combined	Net
Interest Income:
Loans	$11	$1,132	$1	$1,144
Securities	(366)	(492)	(61)	(919)
Other interest-earning assets	9	47	5	61
Total interest-earning assets	(346)	687	(55)	286

Interest Expense
Deposits	387	(558)	(134)	(305)
Borrowings	(869)	(186)	62	(993)
Total interest-bearing liabilities	(482)	(744)	(72)	(1,298)

Net change in net interest income	$136	$1,431	$17	$1,584

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2011 were $300,000 for non-covered loans and $400,000 for covered loans, compared to $3.0 million for noncovered loans for the three months ended March 31, 2010. Net charge-offs on non-covered loans decreased to $632,000 for the three months ended March 31, 2011, from $1.6 million for the three months ended March 31, 2010. The allowance for loan losses for non-covered loans was $9.7 million, or 2.18% of total non-covered loans receivable at March 31, 2011.

Noninterest Income. Noninterest income decreased $6.5 million, or 74.7%, to $2.2 million for the three months ended March 31, 2011 from $8.7 million for the three months ended March 31, 2010. The decrease in noninterest income was largely attributed to a $9.3 million purchase gain on March 26, 2010 on the FDIC assisted acquisition of assets and liabilities of MCB.  As indicated in the table below, deposit fees for the three months ended March 31, 2011 were down $36,000 in the second full quarter since the implementation of customers opting in for nonsufficient fund charges on electronic transactions. Accretion on the FDIC indemnification asset is decreasing as a result of the reduction of the indemnification asset as the FDIC pays loss share claims.

	For the Three Months Ended
	(Dollars in Thousands)
	March	December	September	June	March	December	September
	2011	2010	2010	2010	2010	2009	2009
Deposit fees	$1,360	$1,433	$1,564	$1,553	$1,396	$1,276	$1,284
Gain on the sale of loans	117	262	171	157	380	89	135
Brokerage commissions	202	167	140	130	143	106	98
Bank owned life insurance	290	281	279	283	205	361	319
Gain on sale of investments, net	-	171	568	128	195	8	1,464
Impairment losses on securities recognized in earnings	(223)	-	-	-	(3,374)	(153)	-
FDIC accretion	254	342	450	557	268	566	-
Other income	215	254	199	177	188	156	888
Gain on MCB acquisition	-	-	-	-	9,343	-	-
Total Noninterest Income	$2,215	$2,910	$3,371	$2,985	$8,744	$2,409	$4,188

Noninterest Expense. Total noninterest expense increased $1.4 million, or 18.8%, to $8.6 million for the three months ended March 31, 2011, from $7.3 million for the three months ended March 31, 2010. As indicated in the table below the increase included an increase of $511,000 or 16.0%, in salaries and employee benefits resulting from our acquisition of MCB and additional special asset and regulatory reporting personnel related to FDIC-assisted acquisitions. Other increases included $520,000 in the cost of REO primarily due to write downs of real estate owned, an increase of $129,000 in occupancy attributed to the acquisition of MCB, partially offset by a decrease of $237,000 in legal and professional fees relating primarily to collection matters on nonperforming loan and public company reporting requirements.   The cost of REO for the quarter ended March 31, 2011 was primarily fair value write-downs while previous quarters cost was primarily operations expenses such as real estate taxes and legal fees.

Noninterest Expense

	For the Three Months Ended
	March	December	September	June	March
	2011	2010	2010	2010	2010
Compensation & employee benefits	$3,705	$3,928	$3,607	$3,963	$3,194
Occupancy	1,701	1,543	1,603	1,412	1,572
Legal & professional	469	425	32	519	706
Marketing	426	389	433	424	331
Furniture & equipment	196	200	186	169	167
Postage, office supplies, and printing	256	238	197	241	190
Deposit premium amortization expense	55	56	57	59	34
Other	658	637	652	566	553
FHLB advance prepayment penalty	-	810	-	-	-
Federal insurance premiums and other regulatory fees	396	322	530	313	273
Net cost of operations of real estate owned	765	861	1,785	372	244
	$8,627	$9,409	$9,082	$8,038	$7,264

Income Taxes. There was an income tax benefit of ($62,000) for the three months ended March 31, 2011 compared to an expense of $1.5 million for the three months ended March 31, 2010. Our effective tax rate was (32.80)% for the three months ended March 31, 2011, compared to 35.98% for the three months ended March 31, 2010. The decrease in the effective tax rate for the 2011 period was due to lower pretax income which created a higher benefit on a percentage basis from tax advantaged investments such as bank owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and March 31, 2010

General. The Company recognized net income of $527,000 for the six months ended March 31, 2011, compared to net income of $3.9 million for the six months ended March 31, 2010. The $3.4 million decrease in net income between periods was a result of a $6.0 million decrease in noninterest income and a $4.7 million increase in noninterest expense which was partially offset by a $1.4 million increase in interest income and a decrease in interest expense of $1.5 million. Major contributors to the decrease in noninterest income and increase in noninterest expense was a $9.3 million purchase gain on the FDIC assisted acquisition of assets and liabilities of MCB, impairment of securities, and expenses related to the Company’s FDIC-assisted acquisitions, respectively.

Interest and Dividend Income. Total interest and dividend income increased $1.4 million, or 6.4%, to $23.7 million for the six months ended March 31, 2011 from $22.3 million for the six months ended March 31, 2010. Interest on loans increased $3.4 million, or 18.6%, to $21.5 million as a result of a $16.7 million, or 2.9%, increase in the average balance of loans receivable to $591.6 million and a 96 basis point increase in the average yield on loans. The increase in the average balance was primarily the result of the acquisition of loans in the MCB transaction. The average yield on loans over the past year increased from 6.32% for the six months ended March 31, 2010 to 7.28% for the six months ended March 31, 2011. The increase related to the MCB acquisition and related accretion income. Interest income was reduced by high balances of cash and cash equivalents and also nonperforming loans, primarily covered by loss sharing.

Interest and dividend income on mortgage-backed securities decreased $2.0 million, or 51.6%, to $1.9 million for the six months ended March 31, 2011 from $4.0 million for the six months ended March 31, 2010. The decrease reflected a $64.9 million, or 33.9%, decrease in the average balance of securities to $126.8 million and a 111 basis point decrease in the average yield on securities in the generally lower market interest rate environment.

Interest Expense. Total interest expense decreased $1.5 million, or 14.9%, to $8.8 million for the six months ended March 31, 2011 from $10.4 million for the six months ended March 31, 2010. The decrease was due to a $1.8 million decrease in interest paid on borrowed funds. The decrease reflected a $67.6 million or 31.0% decrease in average borrowings to $150.4 million from $218.0 million. Interest on deposits increased to $5.4 million for the six months ended March 31, 2011 from $5.1 million for the six months ended March 31, 2010.  The cost of deposits decreased from 1.78% for the six months ended March 31, 2010 to 1.49% for the six months ended March 31, 2011; however, the volume variance resulted in increased interest expense as the average balance of deposits were $142 million higher in the 2011 period.

Net Interest Income. Net interest income increased $3.0 million, or 25.0%, to $14.9 million for the six months ended March 31, 2011, from $11.9 million for the six months ended March 31, 2010. The increase primarily reflected the $3.4 million, or 18.6%, increase in interest income on loans combined with the 58 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $74.4 million, or 9.4%, increase in the average balance of interest-bearing liabilities for the six-months ended March 31, 2011 compared to the six months ended March 31, 2010. Our net interest margin increased 58 basis points to 3.39% for the 2011 period from 2.81% for the 2010 period, while our net interest rate spread increased 73 basis points to 3.37% from 2.64%. Lower deposit costs and accretion of purchase discounts from the “NCB and MCB” acquisitions contributed to the improved net interest margin and net interest rate spread. As indicated in the table below our percentage of interest-earning assets to average interest-bearing liabilities decreased from 106.82% for the six months ended March 2010 to 101.14% for the six months ended March 2011. The ratio dropped due to high levels of cash and the FDIC receivable. Nonperforming assets also reduced net interest income.

	For the Six Months Ended March 31,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$130,438	$149	0.23%	$63,082	$42	0.13%
FHLB common stock and other equity securities	13,673	42	0.61	14,060	15	0.21
Mortgage-backed securities and collateralized mortgage
obligations available for sale	126,761	1,917	3.02	191,645	3,962	4.13
Other investment securities available for sale	15,621	57	0.73	4,223	99	4.69
Loan receivable (1) (2)	591,604	21,532	7.28	574,947	18,156	6.32
Total interest-earning assets	878,097	23,697	5.40	847,957	22,274	5.25
Total noninterest-earning assets	226,671	-		100,516	-
Total assets	$1,104,768	23,697		948,473	22,274

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$83,325	$143	0.34	$64,649	$256	0.79
Rewards checking	69,791	695	1.99	27,251	444	3.26
Savings accounts	17,692	11	0.12	16,231	22	0.27
Money market deposit accounts	89,639	220	0.49	79,455	311	0.78
Certificate of deposit accounts	457,294	4,296	1.88	388,219	4,093	2.11
Total interest-bearing deposits	717,741	5,365	1.49	575,805	5,126	1.78
Borrowed funds	150,445	3,463	4.60	218,013	5,252	4.82
Total interest-bearing liabilities	868,186	8,828	2.03	793,818	10,378	2.61
Noninterest-bearing deposits	51,746			42,711
Other noninterest-bearing liabilities	15,320	-		10,214	-
Total noninterest-bearing liabilities	67,066	-		52,925	-
Total liabilities	935,252	8,828		846,743	10,378
Total stockholders' equity	169,516	-		101,730	-
Total liabilities and stockholders' equity	$1,104,768	8,828		$948,473	10,378
Net interest income		$14,869			$11,896

Net interest rate spread (3)			3.37%			2.64%
Net interest margin (4)			3.39%			2.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.14%			106.82%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Six Months Ended March 31, 2011
	Compared to
	Six Months Ended March 31, 2010
	Increase/(Decrease) Due to
	(In Thousands)
	Volume	Rate	Combined	Net
Interest Income:
Loans	$526	$2,770	$80	$3,376
Securities	(1,074)	(1,147)	135	(2,086)
Other interest-earning assets	44	58	31	133
Total interest-earning assets	(504)	1,681	246	1,423

Interest Expense
Deposits	1,236	(771)	(227)	238
Borrowings	(1,628)	(234)	72	(1,790)
Total interest-bearing liabilities	(392)	(1,005)	(155)	(1,552)

Net change in net interest income	$(112)	$2,686	$401	$2,975

Provision for Loan Losses. The provision for loan losses for the six months ended March 31, 2011 was $1.1 million for non-covered loans and $400,000 for covered loans, compared to $3.8 million for noncovered loans for the six months ended March 31, 2010.  The larger 2010 provision for loan losses reflected increased specific allowances on two large impaired loans which ultimately were foreclosed later in 2010.   Net charge-offs on non-covered loans decreased to $1.2 million for the six months ended March 31, 2011, from $1.7 million for the six months ended March 31, 2010. The allowance for loan losses for non-covered loans was $9.7 million, or 2.18% of total non-covered loans receivable at March 31, 2011.

Noninterest Income. Noninterest income decreased $6.0 million, or 54.1%, to $5.1 million for the six months ended March 31, 2011 from $11.2 million for the six months ended March 31, 2010. The decrease in noninterest income was largely attributed to a $9.3 million purchase gain on March 26, 2010 on the FDIC assisted acquisition of assets and liabilities of MCB and impairment of securities, partially offset by a decrease of $3.5 million in other than temporary impairments.

Noninterest Expense. Total noninterest expense increased $4.7 million, or 35.1%, to $18.0 million for the six months ended March 31, 2011, from $13.3 million for the six months ended March 31, 2010.  The six months ended March 31, 2011  included an increase of $1.4 million or 22.3%, in salaries and employee benefits resulting from our acquisition of MCB and additional special asset and regulatory reporting personnel related to FDIC-assisted acquisitions. Other increases included $1.1 million in the cost of REO primarily due to our portion of real estate taxes and other expenses on foreclosed real estate covered by loss sharing, an $810,000 FHLB advance prepayment penalty in October of 2010, and an increase of $314,000 in occupancy attributed to the acquisition of MCB.

Income Taxes. There was an income tax benefit of $(70,000) for the six months ended March 31, 2011 compared to an expense of $2.0 million for the six months ended March 31, 2010. Our effective tax rate was (15.33)% for the six months ended March 31, 2011, compared to 34.09% for the six months ended March 31, 2010. The decrease in the effective tax rate for the 2011 period was due to lower pretax income which created a higher benefit on a percentage basis from tax advantaged investments such as bank- owned life insurance.

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

Nonperforming assets decreased to $89.3 million at March 31, 2011 from $103.7 million at September 30, 2010. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB and NCB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount; and with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount.  We expect to exceed the threshold level that will result in 95% loss sharing at MCB.

As of March 31, 2011, our nonperforming covered and non-covered assets totaled $89.3 million and consisted of $59.5 million of nonaccrual loans, $1.5 million of loans 90 days or more past due and still accruing and other real estate owned of $28.3 million.

	March 31 2011		September 30 2010
	Covered [1]	Non-covered	Covered [1]	Non-covered
Non-accrual loans:
1-4 family residential real estate	$2,354	$4,315	$3,747	$5,946
Commercial real estate	31,997	6,289	37,476	5,243
Real estate construction	381	512	3,147	—
Commercial	12,020	464	7,098	246
Consumer and other loans	1,003	140	1,126	209
Total non-accrual loans	$47,755	$11,720	$52,594	$11,644

Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	66	—	—	—
Commercial real estate	1,263	—	49	—
Real estate construction	—	—	—	—
Commercial	136	—	—	140
Consumer and other loans	—	—	—	—
Total loans delinquent 90 days or greater and still accruing	$1,465	$—	$49	$140
Total non-performing loans	$49,220	$11,720	$52,643	$11,784

Real estate owned:
One- to four-family residential real estate	3,848	650	9,383	1,855
Commercial real estate	16,775	6,895	13,630	7,786
Real estate construction	—	175	5,575	—
Commercial	—	—	—	—
Consumer and other loans	—	—	1,039	—
Total real estate owned	$20,623	$7,720	$29,627	$9,641
Total non-performing assets	$69,843	$19,440	$82,270	$21,425

[1] Nonaccrual covered loans references status of contractual interest income recognition as accretion income is generally recorded on these covered loans.

	March 31		September 30
	2011		2010
	Covered	Non-covered	Covered	Non-covered
Ratios:
Non-performing loans as a percentage of total non-covered loans	N/M	2.63%	N/M	2.61%
Non-performing assets as a percentage of total non-covered assets	N/M	2.50%	N/M	2.34%

Allowance for Loan Losses on Non-covered Loans.  The allowance for loan losses on non-covered loans represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, non-accruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

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

The Company maintained its provisions for loan losses for the six months ending March 31, 2011 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(165,351)	(957,063)	(58,937)	(21,822)	(107,343)	-	(1,310,516)
Recoveries	61,249	-	36,487	159	9,701	-	107,596
Provision	(148,056)	438,045	(22,732)	537,778	110,269	184,696	1,100,000
Ending balance	$770,920	$5,584,373	$578,297	$1,752,284	$91,776	$916,525	$9,694,175

Ending balance: individually evaluated for impairment	$174,476	$944,029	$76,568	$10,000	$-		$1,205,073

Loans:
Ending balance	$104,080,480	$257,927,053	$19,358,904	$44,302,958	$20,272,364		$445,941,759

Ending balance: individually evaluated for impairment	$4,315,283	$6,289,336	$464,051	$511,452	$-		$11,580,122

Our allowance for loan loss methodology is a loan classification-based system. Our allowance for loan losses is segmented into the following four major categories:  (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our loan loss history for the last two years.  Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

At March 31, 2011 and September 30, 2010, specific reserves represented 10.76% and 12.79%, respectively, of the Bank’s loans individually evaluated for impairment.  At March 31, 2011 and September 30, 2010, general allowances, including the unallocated component, represented 1.95% and 1.85%, respectively, of the general loan portfolio not considered to be impaired.  The general component increased by 10 basis points primarily because the Company increased its unallocated reserves by approximately $200 thousand to consider the slow and uncertain real estate markets.

The allowance for loan and lease losses represented 82.71 % and 83.07 % of non-performing loans and leases at March 31, 2011 and September 30, 2010, respectively. The allowance for loan losses as a percentage of non-covered loans, net of unearned income, was 2.18 % and 2.12% at March 31, 2011 and September 30, 2010, respectively. Management reviews the adequacy of the allowance for loan losses on a continuous basis.  Management considered the allowance for loan losses on non-covered loans adequate at March 31, 2011 to absorb probable losses inherent in the loan portfolio.  However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Non-accretable Differences on Covered Loans.  Through the FDIC-assisted acquisitions of the loans of NCB and MCB, we established an allowance for loan losses for non-impaired covered loans for NCB, non-accretable discounts for the acquired impaired loans for both NCB and MCB, and we also established non-accretable discounts for all other loans of MCB. Collectively, these non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.  The following table details the non-accretable discount on loans covered by loss sharing by portfolio segment as of March 31, 2011.

	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$1,856,851	$38,170,313	$24,257,466	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(188,686)	(12,209,908)	(11,646,678)	(1,115,195)	(908,150)	(26,068,617)
Recoveries	61,449	362,353	1,825,618	74,199	38,774	2,362,393
Provision for loan losses charged to FDIC receivable	217,809	1,393,796	(792,486)	200,717	580,164	1,600,000
Provision for loan losses charged to operations	54,452	348,449	(198,121)	50,179	145,041	400,000
Ending balance	$2,001,875	$28,065,003	$13,445,799	$1,706,918	$1,488,296	$46,707,891

Covered loans:
Ending contractual balance	$11,757,541	$122,747,825	$38,188,786	$3,570,612	$9,110,693	$185,375,457

[1]Amounts include the allowance for covered loan losses.

The total non-accretable discount as a percentage of the ending contractual balance of acquired loans was 25.20% at March 31, 2011, compared to 29.08% at September 30, 2010.  This decrease during the six month period ended March 31, 2011 is related to increased charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC.  It is expected that the ratio of non-accretable discounts to contractual covered principal outstanding will trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC.  Management considered the non-accretable discounts on covered loans adequate at March 31, 2011 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At March 31, 2011 and September 30, 2010, we had access to immediately available funds of approximately $119.6 million and $273.3 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $105.8 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $143.5 million. In addition, at March 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $315.1 million. At March 31, 2011, we had $110.0 million in advances outstanding. However, based on available collateral, additional advances would be limited to $68.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2011, we had $6.0 million of new loan commitments outstanding, and $28.1 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $11.6 million of unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2011 totaled $266.7 million, or 36.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2011, we originated $11.5 million of loans and purchased $641,000 of securities.

Financing activities consist primarily of changes in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $27.1 million for the quarter ended March 31, 2011, primarily from decreases in time deposits. We also paid off $102.0 million in FHLB advances during the six months ended March 31, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances decreased by $42.0 million to $110.0 million during the three months ended March 31, 2011 due to a maturity payoff.  For the six months ended March 31, 2011, the Company has decreased FHLB advances by $102 million through the reduction of liquid assets in a planned de-leveraging strategy designed to improve the net interest margin.  Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are expected to provide positive net cash flows.

Capital Management and Resources. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, CharterBank exceeded all of our regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

Capital Adequacy Ratios	March 31, 2011	September 30, 2010	March 31, 2010
Tier 1 capital (to risk-weighted assets)	23.40%	20.28%	16.51%
Total capital (to risk-weighted assets)	24.66%	21.53%	16.53%
Tier 1 capital (to total assets)	12.49%	10.21%	8.27%

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

For the three months ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of March 31, 2011, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)

			(Dollars in thousands)
+300	$110,885	$7,370	7.1%	11.4%	0.8%
+200	$109,312	$5,798	5.6%	11.3%	0.6%
+100	$107,202	$3,687	3.6%	11.0%	0.4%
0	$103,515	$—	—	10.7%	—
(100)	$102,277	$(1,237)	(1.2%)	10.5%	(0.1%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 5.6% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.2% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of March 31, 2011, we were in compliance with our Board approved policy limits.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

CHARTER FINANCIAL CORPORATION

Date: May 16, 2011	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer