Form 10-Q
period 2011-06-30
CHARTER FINANCIAL CORP/GA
filed 2011-08-12
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒ The number of shares of the registrant’s common stock outstanding as of July 29, 2011 was 18,672,361, including 11,457,924 shares (or 61.36%) held by First Charter, MHC, the registrant’s mutual holding company and an affiliate of the registrant.

CHARTER FINANCIAL CORPORATION
Table of Contents

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition at June 30, 2011 and September 30, 2010	3

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Nine Months Ended June 30, 2011 and Year Ended September 30, 2010	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	47

Part II. Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	(Removed and Reserved)

Item 5.	Other Information	47

Item 6.	Exhibits	47

	Signatures	48

Part I. Financial Information

Item 1.  Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2011	2010

Assets
Cash and amounts due from depository institutions	$12,414,515	$15,842,048
Interest-bearing deposits in other financial institutions	52,903,916	219,796,534
Cash and cash equivalents	65,318,431	235,638,582

Loans held for sale, fair value of $716,563 and $2,079,239	709,300	2,061,489
Mortgage-backed securities and collateralized mortgage obligations available for sale	135,291,675	133,079,915
Other investment securities available for sale	29,352,855	102,821
Federal Home Loan Bank stock	11,142,300	14,071,200
Loans receivable:
Not covered under FDIC loss sharing agreements	444,643,227	461,786,959
Covered under FDIC loss sharing agreements, net	120,139,847	148,138,148
Unamortized loan origination fees, net (non-covered loans)	(973,582)	(758,407)
Allowance for loan losses (non-covered loans)	(9,360,121)	(9,797,095)
Loans receivable, net	554,449,371	599,369,605
Other real estate owned:
Not covered under FDIC loss sharing agreements	4,838,167	9,641,425
Covered under FDIC loss sharing agreements	19,483,898	29,626,581
Accrued interest and dividends receivable	3,206,913	3,232,330
Premises and equipment, net	21,349,213	22,150,242
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	765,759	930,202
Cash surrender value of life insurance	32,504,398	31,678,013
FDIC receivable for loss sharing agreements	61,211,650	89,824,798
Deferred income taxes	4,564,046	3,379,577
Other assets	7,329,118	6,969,849
Total assets	$955,842,376	$1,186,081,911

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$695,817,830	$823,134,133
FHLB advances and other borrowings	110,000,000	212,000,000
Advance payments by borrowers for taxes and insurance	459,935	936,793
Other liabilities	10,657,232	13,134,618
Total liabilities	816,934,997	1,049,205,544
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at June 30, 2011 and September 30, 2010, respectively; 18,591,698 shares outstanding at June 30, 2011 and 18,588,398 shares outstanding at September 30, 2010	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	73,191,697	73,073,216
Treasury stock, at cost; 1,267,521 shares at June 30, 2011 and 1,270,821 shares at September 30, 2010	(36,511,193)	(36,614,648)
Unearned compensation – ESOP	(3,729,390)	(3,880,990)
Retained earnings	108,220,390	107,598,080
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(2,462,717)	(3,497,883)
Total stockholders’ equity	138,907,379	136,876,367
Commitments and contingencies
Total liabilities and stockholders’ equity	$955,842,376	$1,186,081,911

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans receivable	$10,244,668	$12,540,173	$31,776,177	$30,695,825
Mortgage-backed securities and collateralized mortgage obligations	1,029,635	1,702,253	2,947,190	5,664,065
Federal Home Loan Bank Stock	27,047	18,512	68,713	33,780
Other investment securities available for sale	45,575	47,002	102,750	145,611
Interest-bearing deposits in other financial institutions	50,247	46,110	199,156	88,510
Total interest and dividend income	11,397,172	14,354,050	35,093,986	36,627,791
Interest expense:
Deposits	2,066,119	3,568,824	7,431,550	8,694,725
Borrowings	1,177,651	2,624,633	4,640,874	7,876,886
Total interest expense	3,243,770	6,193,457	12,072,424	16,571,611
Net interest income	8,153,402	8,160,593	23,021,562	20,056,180
Provision for loan losses, not covered under FDIC loss sharing agreement	300,000	1,300,000	1,400,000	5,100,000
Provision for covered loan losses	-	-	400,000	-
Net interest income after provision for loan losses	7,853,402	6,860,593	21,221,562	14,956,180
Noninterest income:
Service charges on deposit accounts	1,448,212	1,552,958	4,241,780	4,225,418
Gain on securities available for sale	425,532	128,208	596,377	331,396
Total impairment losses on securities	(1,119,913)	-	(1,671,270)	(4,731,991)
Portion of losses recognized in other comprehensive income	819,913	-	1,148,270	2,205,317
Net impairment losses recognized in earnings	(300,000)	-	(523,000)	(2,526,674)
Impairment loss on equity security	-	-	-	(1,000,000)
Bank owned life insurance	255,310	283,262	826,386	849,628
Gain on sale of loans and loan servicing release fees	126,591	157,487	505,931	625,732
Loan servicing fees	98,748	98,403	290,295	235,581
Brokerage commissions	155,979	130,265	525,054	379,173
Acquisition gain	-	-	-	9,342,816
FDIC receivable for loss sharing agreements accretion	180,904	556,757	777,562	1,391,067
Other	57,496	77,431	333,104	284,435
Total noninterest income	2,448,772	2,984,771	7,573,489	14,138,572
Noninterest expenses:
Salaries and employee benefits	3,922,733	3,962,853	11,555,529	10,206,248
Occupancy	1,472,005	1,412,471	4,715,627	4,342,437
FHLB advance prepayment penalty	-	-	809,558	-
Legal and professional	408,108	519,355	1,302,725	1,475,626
Marketing	335,072	424,262	1,150,630	1,143,536
Federal insurance premiums and other regulatory fees	293,414	312,806	1,011,916	856,966
Net cost of operations of real estate owned	117,114	372,238	1,742,181	898,309
Furniture and equipment	185,205	169,273	581,281	483,459
Postage, office supplies and printing	203,710	241,078	698,065	582,619
Core deposit intangible amortization expense	53,542	58,633	164,444	125,834
Other	977,185	564,978	2,271,790	1,271,922
Total noninterest expenses	7,968,088	8,037,947	26,003,746	21,386,956
Income before income taxes	2,334,086	1,807,417	2,791,305	7,707,796
Income tax expense	785,245	607,577	715,172	2,618,836
Net income	$1,548,841	$1,199,840	$2,076,133	$5,088,960

Basic net income per share	$0.09	$0.07	$0.11	$0.28
Diluted net income per share	$0.09	$0.06	$0.11	$0.28
Weighted average number of common shares outstanding	18,152,156	18,424,720	18,140,655	18,419,272
Weighted average number of common and potential common shares outstanding	18,199,430	18,480,144	18,187,929	18,474,696

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(LOSS)

		Common Stock
	Comprehensive income (loss)	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at September 30, 2009		19,859,219	$198,592	$42,751,898	$(36,948,327)	$(1,683,990)	$102,215,498	$(8,277,011)	$98,256,660

Adjustment of income tax accounts		—	—	—	—	—	1,088,518	—	1,088,518
Comprehensive income:
Net income	$5,934,990	—	—	—	—	—	5,934,990	—	5,934,990
Other comprehensive income - change in unrealized loss on securities, net of income taxes of $3,004,468	4,779,128	—	—	—	—	—	—	4,779,128	4,779,128
Total comprehensive income	$10,714,118

Dividends paid, $0.40 per share		—	—	—	—	—	(1,640,926)	—	(1,640,926)
Allocation of ESOP common stock		—	—	—	—	137,000	—	—	137,000
Stock issuance		4,400,000	440,000	30,191,569	—	(2,334,000)	—	—	27,857,569
Cancellation of shares previously owned by First Charter, MHC		(4,400,000)	(440,000)	—	—	—	—	—	—
Vesting of restricted shares		—	—	68,563	333,679	—	—	—	402,242
Stock based compensation expense		—	—	61,186	—	—	—	—	61,186
Balance at September 30, 2010		19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367
Comprehensive income:
Net income	$2,076,133	—	—	—	—	—	2,076,133	—	2,076,133
Other comprehensive income – change in unrealized loss on securities, net of income taxes of $650,772	1,035,166	—	—	—	—	—	—	1,035,166	1,035,166
Total comprehensive income	$3,111,299
Dividends paid, $0.05 per share		—	—	—	—	—	(1,453,823)	—	(1,453,823)
Allocation of ESOP common stock		—	—	—	—	151,600	—	—	151,600
Vesting of restricted shares		—	—	36,542	103,455	—	—	—	139,997
Stock based compensation expense		—	—	81,939	—	—	—	—	81,939
Balance at June 30, 2011		19,859,219	$198,592	$73,191,697	$(36,511,193)	$(3,729,390)	$108,220,390	$(2,462,717)	$138,907,379

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,076,133	$5,088,960
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	1,400,000	5,100,000
Provision for covered loan losses	400,000	—
Depreciation and amortization	980,490	806,878
Deferred income tax expense (benefit)	(1,717,737)	3,444,204
Accretion and amortization of premiums and discounts, net	1,426,593	956,603
Accretion of fair value discounts related to covered loans	(6,656,094)	(5,236,139)
Accretion of fair value discounts related to FDIC receivable	(777,562)	(1,391,067)
Gain on sale of loans and loan servicing release fees	(505,931)	(625,732)
Proceeds from sale of loans	17,825,404	15,741,528
Originations and purchases of loans held for sale	(15,967,284)	(14,869,992)
Gain on acquisition	-	(9,342,816)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(596,377)	(331,396)
Other-than-temporary impairment-securities	523,000	2,526,674
Other-than-temporary impairment-other	-	1,000,000
Write down of real estate owned	579,618	309,776
Loss (gain) on sale of real estate owned	470	(48,349)
Recovery payable to FDIC on other real estate owned gains	(617,730)	(377,420)
Restricted stock award expense	173,062	153,296
Stock option expense	81,939	39,049
Increase in cash surrender value on bank owned life insurance	(826,386)	(849,628)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	25,417	591,882
Increase in other assets	(359,268)	(4,828,213)
Decrease in other liabilities	(2,358,851)	(6,150,820)
Net cash used in operating activities	(4,891,094)	(8,292,722)
Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	21,769,542	47,895,259
Proceeds from sales of other securities available for sale	15,300	—
Principal collections on government sponsored entities securities available for sale	2,495,600	598,073
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	37,973,575	42,667,653
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(61,718,624)	(14,107,959)
Purchase of other securities available for sale	(31,781,968)	(475,000)
Proceeds from maturities of other securities available for sale	-	250,000
Proceeds from redemption of FHLB stock	2,928,900	—
Net decrease (increase) in loans receivable	34,882,538	(1,011,635)
Net decrease in FDIC receivable	29,390,710	26,950,968
Proceeds from sale of real estate owned	29,877,372	10,069,590
Purchases of premises and equipment	(15,018)	(1,264,316)
Net cash received from acquisitions	-	68,914,993
Net cash provided by investing activities	65,817,927	180,487,626

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from financing activities:
Dividends on restricted stock awards	(36,542)	(18,712)
Dividends paid	(1,417,281)	(1,340,846)
Net decrease in deposits	(127,316,303)	(82,565,822)
Principal payments on Federal Home Loan Bank advances	(102,000,000)	(24,316,308)
Net decrease in advance payments by borrowers for taxes and insurance	(476,858)	(437,273)
Net cash used in financing activities	(231,246,984)	(108,678,961)
Net (decrease) increase in cash and cash equivalents	(170,320,151)	63,515,943
Cash and cash equivalents at beginning of period	235,638,582	53,840,036
Cash and cash equivalents at end of period	$65,318,431	$117,355,979
Supplemental disclosures of cash flow information:
Interest paid	$10,589,854	$16,574,634
Income taxes paid	$1,025,641	$3,725,626
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$14,893,789	$20,125,702
Issuance of ESOP common stock	$151,600	$137,000
Unrealized gain on securities available for sale, net	$1,035,166	$6,321,524

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

As of June 30, 2011, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 61% of the Company’s 18,672,361 outstanding shares of common stock at that date. The remaining 7,214,437 shares of common stock, or approximately 39% of the outstanding shares of common stock, were held by the public.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of June 30, 2011 and September 30, 2010 (derived from audited financial statements), and for the three and nine-month periods ended June 30, 2011 and 2010. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-and nine-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

In May 2011, the FASB issued an update to the accounting standards for amendments to achieve common fair value measurements and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices (Level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value.   This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income.  This update amends current accounting standards to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the update requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

Note 5: Other Investment Securities

Other investment securities available for sale are summarized as follows:

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$20,175,055	$145,258	$—	$20,320,313
Tax-free municipals	9,001,421	31,121	—	9,032,542

	$29,176,476	$176,379	$—	$29,352,855

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Tax-free municipals	$100,000	$2,821	$—	$102,821

The amortized cost and estimated fair value of other investment and municipal securities available for sale as of June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized cost	Estimated fair value
1-5 years	$22,544,180	$22,696,377
Greater than 5 years	6,632,296	6,656,478

	$29,176,476	$29,352,855

Proceeds from called or matured other investment securities during the nine months ended June 30, 2011 and 2010 were $2,495,600 and $598,073, respectively.  Proceeds from sales for the nine months ended June 30, 2011 and 2010 were $15,300 and $0, respectively.  There were no gains or losses upon the sale of other investment securities.

Proceeds from called or matured other investment securities during the three months ended June 30, 2011 and 2010 were $1,715,300 and $250,000, respectively. Proceeds from sales for the three months ended June 30, 2011 and 2010 were $0 and $0, respectively.  There were no gains or losses upon the sale of other investment securities.

At June 30, 2011, there were no other investment securities available for sale that were in a loss position.

Other investment securities with an aggregate carrying amount of $15,266,550 and $0 at June 30, 2011 and September 30, 2010, respectively, were pledged to collateralize FHLB advances.

Note 6: Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$65,713,610	$729,031	—	$66,442,641
GNMA certificates	6,148,072	379,234	—	6,527,306
FHLMC certificates	22,062,394	609,287	—	22,671,681
Collateralized mortgage obligations:
FNMA	13,244,299	469,460	—	13,713,759
GNMA	3,176,883	21,113	(3,886)	3,194,110
FHLMC	2,640,166	56,583	(676)	2,696,073
Private-label mortgage securities:
Investment grade	4,490,514	45,190	(330,960)	4,204,744
Split Rating [1]	8,336,889	138,731	(527,871)	7,947,749
Non investment grade	13,386,616	—	(5,493,004)	7,893,612
	$139,199,443	$2,448,629	$(6,356,397)	$135,291,675

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$35,164,154	$798,264	$—	$35,962,418
GNMA certificates	7,134,764	479,147	—	7,613,911
FHLMC certificates	25,437,288	660,606	—	26,097,894
Collateralized mortgage obligations:
FNMA	9,605,091	291,337	(24,691)	9,871,737
GNMA	6,130,553	9,117	(31,337)	6,108,333
FHLMC	20,515,780	275,356	(6,603)	20,784,533
Private-label mortgage securities:
Investment grade	22,872,709	79,523	(1,764,296)	21,187,936
Split Rating [1]	11,522,219	—	(6,069,066)	5,453,153

	$138,382,558	$2,593,350	$(7,895,993)	$133,079,915

Credit ratings are as of June 30, 2011 and September 30, 2010, respectively.

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

During the quarter ended June 30, 2011 two of the Bank’s non-agency CMO instruments experienced a rating downgrade from investment to non investment by one rating agency.  One has a book value of $1.9 million and remains AAA by a second rating agency.  A second has a book value of $3.2 million and remains a Ba3 by a second rating agency.  These instruments continue to maintain a favorable credit support level and Bloomberg coverage ratios.  These instruments demonstrate a very slight immaterial loss under the Bloomberg credit model with an aggregate projected loss of less than $100.00.  Since we are projecting that we will receive essentially all contractual cash flows there is no break in yield or other than temporary impairment.

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during the nine months ended June 30, 2011 and 2010 were $21,769,542 and $47,895,259, respectively. Gross realized gains on the sale of these securities were $596,377 and $541,065 for the nine months ended June 30, 2011 and 2010, respectively.  Gross realized losses on the sale of these securities were $0 and $209,669 for the nine months ended June 30, 2011 and 2010, respectively.

Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during the three months ended June 30, 2011 and 2010 were $11,907,616 and $33,072,076, respectively. Gross realized gains on the sale of these securities were $425,532 and $337,877 for the three months ended June 30, 2011 and 2010, respectively.  Gross realized losses on the sale of these securities were $0 and $209,669 for the three months ended June 30, 2011 and 2010, respectively.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $70,236,964 and $92,865,006 at June 30, 2011 and September 30, 2010, respectively, were pledged to secure FHLB advances.

Mortgage–backed securities and collateralized mortgage obligations that had been in a continuous unrealized loss position for less than 12 months at September 30, 2010 were as follows.  There were no such collateralized mortgage obligations at June 30, 2011.

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FNMA	$3,760,606	$(24,691)	$3,735,915
FHLMC certificates	1,531,605	(6,603)	1,525,002
Private-label mortgage securities	4,871,106	(31,337)	4,839,769

	$10,163,317	$(62,631)	$10,100,686

Mortgage–backed securities and collateralized mortgage obligations that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2011 and September 30, 2010 were as follows:

	June 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FHLMC certificates	$256,760	$(676)	$256,084
GNMA	390,649	(3,886)	386,763
Private-label mortgage securities	21,288,545	(6,351,835)	14,936,710

	$21,935,954	$(6,356,397)	$15,579,557

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
Private-label mortgage securities	$29,058,952	$(7,833,362)	$21,225,590

At June 30, 2011, the Company had approximately $6.3 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $21.3 million. During the year ended September 30, 2010 the Company recorded $2.5 million in other than temporary impairment on two securities.  During the quarters ended June 30, 2011 and March 31, 2011 additional impairments were recorded of $300,000 and $223,000, respectively in other than temporary impairment.  The remaining decline in fair value of the mortgage securities primarily resulted from illiquidity and other uncertainties in the marketplace. Additionally, the Company has recorded $633,000 in accumulated other comprehensive loss (pre-tax) related to these two securities at June 30, 2011, and $1.3 million at September 30, 2010.

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

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010

Beginning balance of credit losses previously recognized in earnings	$2,749,674	$2,526,674	$2,526,674	$-
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	-	-	2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	300,000	-	523,000	-
Ending balance of cumulative credit losses recognized in earnings	$3,049,674	$2,526,674	$3,049,674	$2,526,674

The following table shows issuer-specific information, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of June 30, 2011.  At June 30, 2011, the Company had recorded a cumulative total of $1.9 million of other than temporary impairment charges with respect to CWALT 2005-63 2A2, and a cumulative total of $1.2 million of other than temporary impairment charges with respect to SARM 2005-15 2A2.  No other mortgage securities in the investment portfolio were other than temporarily impaired at June 30, 2011.

Description		Credit Rating			Net Impairment Losses Recognized in Earnings	Book value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(Dollars in thousands)
CWALT 2005-63 2A2		C	D	n/a	$1,878	$590	$435	$(155)
CMSI 1993-14 A3		WR	BB	n/a	-	133	111	(22)
CMLTI 2004-HYB1 A31		B3	n/a	AAA	-	1,865	2,004	139
GSR 2003-4F 1A2		n/a	AAA	AAA	-	626	640	14
GSR 2005-2F 1A2	[1]	n/a	AAA/*-	AA	-	1,013	1,016	3
MASTR 2003-8 4A1		n/a	AAA	AAA	-	1,421	1,449	28
MARM 2004-7 5A1		Ba3	AAA	n/a	-	6,472	5,944	(528)
MARM 2004-13 B1		NR	B-	n/a	-	7,177	2,855	(4,322)
MARM 2004-15 4A1		Ba3	n/a	B	-	3,185	2,670	(515)
SARM 2005-15 2A2	[2]	NR	CCC	n/a	1,172	2,302	1,823	(479)
SARM 2004-6 3A3		n/a	AAA	n/a	-	1,430	1,099	(331)
					$3,050	$26,214	$20,046	$(6,168)
[1]	On July 21, 2011 S&P downgraded this bond from AAA to B.
[2]	On July 21, 2011 S&P downgraded this bond from CCC to CC.

The investment in the MARM 2004-13 B1security represents the largest unrealized loss position in the investment portfolio at $4.3 million.   Based on assessments of expected cash flows, it has been concluded that no other than temporary impairment exists on this security at June 30, 2011.  The positive cash flows are attributable to a number of pertinent factors, including the relative lower levels of delinquency, lower levels of historical default and foreclosure, and much lower loss severities upon foreclosure, that this security has experienced.   The security has a weighted average loan-to-value ratio of 53% of the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning.  The unrealized loss position may be attributable to liquidity risk and the structured tranche position.

Note 7: Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2011	September 30, 2010
Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$101,295,019	$106,041,006
Commercial real estate	259,793,426	267,725,686
Commercial	20,994,876	19,603,898
Real estate construction	42,553,872	45,930,424
Consumer and other	20,006,034	22,485,945

Loans receivable, net of undisbursed proceeds of loans in process	444,643,227	461,786,959
Less:
Unamortized loan origination fees, net	973,582	758,407
Allowance for loan losses	9,360,121	9,797,095

Total loans not covered, net	$434,309,524	$451,231,457

The carrying amount of covered loans at June 30, 2011 and September 30, 2010, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	June 30, 2011
	Impaired	All Other	Total
	Loans at	Acquired	Covered
	Acquisition	Loans	Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$3,780,897	$7,189,831	$10,970,728
Commercial real estate	34,403,737	82,880,536	117,284,273
Commercial	12,339,376	21,156,729	33,496,105
Real estate construction	1,480,865	564,006	2,044,871
Consumer and other	1,207,107	7,158,912	8,366,019
Loans receivable, gross	53,211,982	118,950,014	172,161,996
Less:
Non-accretable difference	24,323,283	7,973,331	32,296,614
Allowance for covered loan losses	-	7,004,035	7,004,035
Accretable discount	7,553,656	5,127,067	12,680,723
Unamortized loan origination fees, net	-	40,777	40,777

Total loans covered, net	$21,335,043	$98,804,804	$120,139,847

	September 30, 2010
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$4,440,436	$7,464,467	$11,904,903
Commercial real estate	53,347,535	97,615,020	150,962,555
Commercial	23,848,208	28,715,756	52,563,964
Real estate construction	6,879,358	2,078,078	8,957,436
Consumer and other	1,479,003	9,345,905	10,824,908

Loans receivable, gross	89,994,540	145,219,226	235,213,766
Less:
Non-accretable difference	40,203,964	12,656,615	52,860,579
Allowance for covered loan losses	—	15,553,536	15,553,536
Accretable discount	10,166,664	8,476,672	18,643,336
Unamortized loan origination fees, net	—	18,167	18,167

Total loans covered, net	$39,623,912	$108,514,236	$148,138,148

The following table documents changes in the carrying value of acquired loans during the year ended September 30, 2010 and the nine months ended June 30, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans
Balance, September 30, 2009	$18,246,596	$71,517,348
Fair value of acquired loans covered under loss sharing agreements	50,415,463	46,583,448
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(29,038,147)	(9,586,560)

Balance, September 30, 2010	39,623,912	108,514,236
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(18,288,869)	(9,709,432)

Balance, June 30, 2011	$21,335,043	$98,804,804

The following table documents changes in the accretable discount on acquired loans during the year ended September 30, 2010 and the nine months ended June 30, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2009	$—	$8,794,367	$8,794,367
Accretable yield acquired	12,603,800	5,303,343	17,907,143
Other adjustments to decrease accretable yield	—	(297,609)	(297,609)
Loan accretion	(2,437,136)	(5,323,429)	(7,760,565)

Balance, September 30, 2010	10,166,664	8,476,672	18,643,336
Other adjustments to increase accretable yield	693,485	—	693,485
Loan accretion	(3,306,493)	(3,349,605)	(6,656,098)

Balance, June 30, 2011	$7,553,656	$5,127,067	$12,680,723

The following table documents changes in the value of the non-accretable principal difference during the year ended September 30, 2010 and the nine months ended June 30, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2009	$7,136,864	$—	$7,136,864
Non-accretable principal difference at acquisition	73,841,461	18,896,737	92,738,198
Reductions since acquisition date resulting from charge-offs	(40,774,361)	(6,240,122)	(47,014,483)

Balance, September 30, 2010	40,203,964	12,656,615	52,860,579
Reductions since acquisition date resulting from charge-offs	(15,880,681)	(4,683,284)	(20,563,965)

Balance, June 30, 2011	$24,323,283	$7,973,331	$32,296,614

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

Balance, September 30, 2009	$23,832,265
Loans charged-off (gross)	(10,786,622)
Recoveries on loans previously charged-off	404,716
Provision for loan losses charged to FDIC receivable	1,682,542
Provision for loan losses charged to operations	420,635

Balance, September 30, 2010	15,553,536
Loans charged-off (gross)	(10,549,501)
Provision for loan losses charged to FDIC receivable	1,600,000
Provision for loan losses charged to operations	400,000

Balance, June 30, 2011	$7,004,035

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate during the year ended September 30, 2010 and the nine months ended June 30, 2011:

Balance, September 30, 2009	$26,481,146
Fair value of FDIC receivable for loss sharing agreements at acquisition	108,252,007
Receipt of payments from FDIC	(54,680,714)
Accretion of fair value adjustment	1,840,856
Provisions for estimated losses on covered assets	4,448,908
External expenses qualifying under loss sharing agreements	3,482,595

Balance, September 30, 2010	89,824,798
Payments received from FDIC	(34,284,524)
Recovery of previous loss reimbursements	(2,724,804)
Provision for loan losses	1,600,000
Accretion of fair value adjustment	777,562
External expenses qualifying under loss sharing agreements	6,018,618

Balance, June 30, 2011	$61,211,650

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

Commercial real estate loans are generally made by the Company to Georgia or Alabama entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011, approximately 40.6% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement.  At June 30, 2011, the Company had $16.1 million of home equity lines of credit and second mortgage loans not covered by loss sharing.

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

Nonaccrual and Past Due Loans. At June 30, 2011 and September 30, 2010, the Company had $12,351,956 and $11,654,501, respectively, of nonaccrual loans not covered by loss sharing. At June 30, 2011 and September 30, 2010, the Company had $0 and $139,972, respectively of past due loans 90 days and more still accruing interest not covered by loss sharing.

Nonaccrual loans not covered by loss sharing, segregated by class of loans at June 30, 2011 were as follows:

1-4 family residential real estate	$5,703,098
Commercial real estate	6,049,439
Commercial	456,506
Real estate construction	—
Consumer and other	142,913

Total	$12,351,956

Nonaccrual loans covered by loss sharing, segregated by class of loans at June 30, 2011 were as follows:

1-4 family residential real estate	$3,235,151
Commercial real estate	31,391,409
Commercial	7,942,500
Real estate construction	—
Consumer and other	998,722

Total Covered Nonaccrual Loans [1] [2]	$43,567,782

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses.
[2]	Substantially all covered loans record accretion income and the above amounts reflect only the nonaccrual of contractual interest.

An age analysis of past due loans not covered by loss sharing, segregated by class of loans, as of June 30, 2011 was as follows:

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$3,282,222	$2,038,137	$5,320,359	$95,974,660	$101,295,019	$-
Commercial real estate	933,345	2,045,461	2,978,806	256,814,620	259,793,426	-
Commercial	490,072	160,558	650,630	20,344,246	20,994,876	-
Real estate construction	-	-	-	42,553,872	42,553,872	-
Consumer and other	278,735	32,661	311,396	19,694,638	20,006,034	-
	$4,984,374	$4,276,817	$9,261,191	$435,382,036	$444,643,227	$-

An age analysis of past due loans covered by loss sharing, segregated by class of loans, as of June 30, 2011 was as follows:

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans [1]	Accruing
1-4 family residential real estate	$804,850	$1,727,986	$2,532,836	$6,682,376	$9,215,212	$-
Commercial real estate	11,357,764	14,742,873	26,100,637	65,748,109	91,848,746	-
Commercial	2,040,356	5,681,012	7,721,368	15,689,595	23,410,963	26,775
Real estate construction	-	-	-	1,354,467	1,354,467	-
Consumer and other	241,457	556,377	797,834	6,234,125	7,031,959	-
	$14,444,427	$22,708,248	$37,152,675	$95,708,672	$132,861,347	$26,775

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $12,680,723 of accretable discounts.

Impaired Loans. The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level.  For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors.

At June 30, 2011 and September 30, 2010, the Company had impaired loans not covered by loss sharing of approximately $13,414,351 and $11,499,451, respectively. There were specific allowances attributable to impaired loans at June 30, 2011 and September 30, 2010, of $1,094,363 and $1,434,751, respectively. At June 30, 2011 and September 30, 2010, there were impaired loans of $10,124,088 and $6,312,882, respectively, with no specific allowance.

Impaired loans not covered by loss sharing, segregated by class of loans, as of June 30, 2011 are as follows:

				Three Months Ended June 30, 2011		Nine Months Ended June 30, 2011
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Related	in Impaired	Income	in Impaired	Income
	Investment	Balance	Allowance	Loans	Recognized	Loans	Recognized
With no related allowance recorded:
1-4 family residential real estate	$5,379,676	$5,429,581	$-	$3,975,096	$15,731	$3,938,829	$111,407
Commercial real estate	4,362,224	4,399,748	-	4,196,926	20,873	4,032,154	139,076
Commercial	382,188	383,703	-	385,593	195	540,177	6,317
Real estate construction	-	-	-	243,601	-	177,758	-
Subtotal:	10,124,088	10,213,032	-	8,801,216	36,799	8,688,918	256,800
With an allowance recorded:
1-4 family residential real estate	$323,422	$323,422	$65,000	$1,059,047	$-	$1,615,948	$9,614
Commercial real estate	2,892,523	2,902,612	952,795	2,033,427	-	2,255,561	-
Commercial	74,318	74,318	76,568	75,443	-	114,103	-
Real estate construction	-	-	-	12,125	-	8,083	-
Subtotal:	3,290,263	3,300,352	1,094,363	3,180,042	-	3,993,695	9,614
Totals:
1-4 family residential real estate	$5,703,098	$5,753,003	$65,000	$5,034,143	$15,731	$5,554,777	$121,021
Commercial real estate	7,254,747	7,302,360	952,795	6,230,353	20,873	6,287,715	139,076
Commercial	456,506	458,021	76,568	461,036	195	654,280	6,317
Real estate construction	-	-	-	255,726	-	185,841	-
Grand Total:	$13,414,351	$13,513,384	$1,094,363	$11,981,258	$36,799	$12,682,613	$266,414

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans, as of June 30, 2011:

	1-4 family residential real	Commercial real		Real estate	Consumer and
	estate	estate	Commercial	construction	other	Total
Pass (1-4)	$91,345,969	$224,394,800	$15,972,978	$35,230,149	$19,447,660	$386,391,556
Special Mention (5)	4,163,208	17,442,452	323,277	5,034,509	281,495	27,244,941
Substandard (6)	5,774,591	17,839,337	4,665,155	2,289,214	256,624	30,824,921
Doubtful (7)	11,251	116,837	33,466	-	20,255	181,809
Loss (8)	-	-	-	-	-	-
Total not covered loans	$101,295,019	$259,793,426	$20,994,876	$42,553,872	$20,006,034	$444,643,227

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of June 30, 2011:

	1-4 family residential real	Commercial real		Real estate	Consumer and
	estate	estate	Commercial	construction	other	Total
Numerical risk ratings (1-4)	$4,804,396	$27,328,856	$8,794,943	$1,354,467	$5,363,581	$47,646,243
Numerical risk ratings (5)	2,049,797	28,179,718	2,213,352	-	313,226	32,756,093
Numerical risk ratings (6)	1,766,322	26,168,965	5,882,967	-	1,334,373	35,152,627
Numerical risk ratings (7)	594,697	10,171,207	6,519,701	-	20,779	17,306,384
Numerical risk ratings (8)	-	-	-	-	-	-
Total covered loans [1]	$9,215,212	$91,848,746	$23,410,963	$1,354,467	$7,031,959	$132,861,347
Accretable Discount						12,680,723
Unamortized loan originations fees, net						40,777

Total loans covered, net [1]						120,139,847

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses.

With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting 20% of the book balance of the loan as classified.  The remaining 80% is classified as pass, numerical risk ratings 1-4.

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

Through the FDIC-assisted acquisition of the assets of NCB, management established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $7.0 million and $15.6 million at June 30, 2011 and September 30, 2010, respectively. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB and MCB, management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the year ended September 30, 2010, the Company increased non-accretable discounts relating to NCB-acquired loans by $2.1 million and recorded $421,000 as a charge to earnings with $1.7 million recorded as an increase to the FDIC receivable. During the quarter ended March 31, 2011 the Company increased allowance for covered loan losses relating to NCB acquired loans by $2.0 million and recorded $400,000 as a charge to earnings with $1.6 million as an increase to the FDIC receivable.  There was no such provision for the quarter ended June 30, 2011.

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Balance, beginning of period	$9,694,175	$11,396,504	$9,797,095	$9,331,612
Loans charged off	(646,471)	(3,279,830)	(1,956,987)	(5,043,407)
Recoveries on loans previously charged off	12,417	40,975	120,013	69,444
Provision for loan losses charged to operations	300,000	1,300,000	1,400,000	5,100,000
Balance, end of period	$9,360,121	$9,457,649	$9,360,121	$9,457,649

The Company maintained its allowance for loan losses for the three and nine months ended June 30, 2011 and 2010 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	Three Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$770,917	$5,584,372	$578,298	$1,752,284	$91,773	$916,531	$9,694,175
Charge-offs	(295,158)	-	(323,471)	-	(27,843)	-	(646,472)
Recoveries	2,061	-	64	-	10,293	-	12,418
Provision	127,082	86,945	478,317	(437,964)	20,665	24,955	300,000
Ending balance	$604,902	$5,671,317	$733,208	$1,314,320	$94,888	$941,486	$9,360,121

	Nine Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(460,510)	(957,064)	(382,405)	(21,822)	(135,186)	-	(1,956,987)
Recoveries	63,310	-	36,551	159	19,993	-	120,013
Provision	(20,976)	524,990	455,583	99,814	130,932	209,657	1,400,000
Ending balance	$604,902	$5,671,317	$733,208	$1,314,320	$94,888	$941,486	$9,360,121

Ending balance: individually evaluated for impairment	$65,000	$952,795	$76,568	$-	$-		$1,094,363

Loans:
Ending balance	$101,295,019	$259,793,426	$20,994,876	$42,553,872	$20,006,034		$444,643,227

Ending balance: individually evaluated for impairment	$5,703,098	$7,254,747	$456,506	$-	$-		$13,414,351

The following table details the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment as of June 30, 2011.

	Three Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of period	$2,001,875	$28,065,003	$13,445,799	$1,706,918	$1,488,296	$46,707,891
Charge-offs	(249,959)	(3,482,876)	(4,309,783)	(1,017,190)	(155,789)	(9,215,597)
Recoveries	3,600	853,400	949,126	676	1,553	1,808,355
Provision for loan losses charged to FDIC receivable	-	-	-	-	-	-
Provision for loan losses charged to operations	-	-	-	-	-	-
Ending balance	$1,755,516	$25,435,527	$10,085,142	$690,404	$1,334,060	$39,300,649

	Nine Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$1,856,851	$39,160,920	$23,266,859	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(438,645)	(15,692,783)	(15,956,461)	(2,132,386)	(1,063,939)	(35,284,214)
Recoveries	65,049	1,215,753	2,774,744	74,875	40,327	4,170,748
Provision for loan losses charged to FDIC receivable	217,809	601,309	-	200,718	580,164	1,600,000
Provision for loan losses charged to operations	54,452	150,328	-	50,179	145,041	400,000
Ending balance	$1,755,516	$25,435,527	$10,085,142	$690,404	$1,334,060	$39,300,649

Ending balance: individually evaluated for impairment	$746,390	$14,116,591	$8,182,185	$640,558	$637,559	$24,323,283

Covered loans:
Ending contractual balance	$10,970,728	$117,284,273	$33,496,105	$2,044,871	$8,366,019	$172,161,996

Ending contractual balance: individually evaluated for impairment	$3,780,897	$34,403,737	$12,339,376	$1,480,865	$1,207,107	$53,211,982

[1]	Amounts include the allowance for covered loan losses.

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. At June 30, 2011 and September 30, 2010, the Company had restructured loans not covered by loss sharing of $11.8 million and $3.6 million, respectively, and of those amounts, $3.6 million and $1.9 million were on nonaccrual. All restructured loans are evaluated for impairment in the quarterly allowance calculation. As of June 30, 2011, the allowance for loan and lease losses allocated to restructured loans on nonaccrual totaled $332,000. Also, at June 30, 2011 and September 30, 2010, the Company had restructured loans covered by loss sharing of $16.8 million (contractual balance) and $15.7 million (contractual balance), respectively.

Note 8: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income	$1,548,841	$1,199,840	$2,076,133	$5,088,960
Denominator:
Weighted average common shares outstanding	18,152,156	18,424,720	18,140,655	18,419,272
Equivalent shares issuable upon vesting of restricted stock awards and dilutive shares	47,274	55,424	47,274	55,424
Diluted shares	18,199,430	18,480,144	18,187,929	18,474,696
Net income per share
Basic	$0.09	$0.07	$0.11	$0.28
Diluted	$0.09	$0.06	$0.11	$0.28

For the three and nine months ended June 30, 2011 and June 30, 2010 there were no dilutive stock options.  For the three and nine months ended June 30, 2011 and June 30, 2010 there were 47,274 and 55,424 shares of non-vested restricted stock.

Basic earnings per share for the three and nine month periods ended June 30, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and nine month periods ended June 30, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 9: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned

	Nine Months Ended June 30, 2011	Year Ended September 30, 2010
Balance, beginning of period	$9,641,425	$4,777,542
Real estate acquired through foreclosure of loans receivable	3,144,052	10,528,383
Real estate sold	(7,367,222)	(4,789,815)
Write down of real estate owned	(579,618)	(707,519)
Gain (loss) on sale of real estate owned	(470)	(167,166)

Balance, end of period	$4,838,167	$9,641,425

During the quarter ended June 30, 2011 we had a $450,000 gain on sale of non-covered real estate owned that was deferred due to the Bank financing the purchase with a loan to value of 82%.

Covered real estate owned

	Nine Months Ended June 30, 2011	Year Ended September 30, 2010
Balance, beginning of period	$29,626,581	$10,681,499
Real estate acquired and subject to FDIC loss sharing agreement	—	15,131,544
Real estate acquired through foreclosure of loans receivable	11,749,737	19,938,614
Real estate sold	(22,510,150)	(12,991,775)
Provision for losses on other real estate owned:
Write down of real estate owned recognized in noninterest expense	—	(691,592)
Increase of FDIC receivable for loss sharing agreement	—	(2,766,366)
Gain (loss) on sale of real estate owned:
Recognized in noninterest income	—	64,931
Reduction of FDIC receivable for loss sharing agreements	617,730	259,726

Balance, end of period	$19,483,898	$29,626,581

Note 10: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized the grant of options exercisable for 707,943 shares of common stock under the plan.  At June 30, 2011, 54,650 shares had been issued upon the exercise of options granted under the plan, options exercisable for 567,775 shares of common stock were granted and outstanding, and options exercisable for 85,518 shares of common stock remained available for grants.

The fair value of the options granted during the nine months ended June 30, 2011 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

Risk- free interest rate	3.21%
Dividend yield	2.50%
Expected life at date of grant	90 Months
Volatility	17.78%
Weighted average grant-date fair value	$1.27

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding- September 30, 2010	512,775	10.96	7.94
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted	55,000	9.00	9.42

Options outstanding- June 30, 2011	567,775	10.77	8.08

Options exercisable – June 30, 2011	5,750	29.42	1.33

Stock option expense was $81,939 and $39,049 for the nine months ended June 30, 2011 and 2010, respectively.  The intrinsic value of 567,775 shares outstanding at June 30, 2011 was $49,500.  The following table summarizes information about the options outstanding at June 30, 2011:

Number outstanding at June 30, 2011	Weighted average remaining contractual life in years	Exercise price per share
5,500	1	29.26
250	3	32.99
352,025	7	11.00
155,000	9	10.20
55,000	9	9.00
567,775

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized.   As of June 30, 2011, 80,663 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 80,663 shares remaining in the trust, 47,274 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards-September 30, 2010	51,574	22.74
Granted	—	—
Vested	3,300	42.42
Cancelled or expired	1,000	50.00

Unvested restricted stock awards-June 30, 2011	47,274	20.79

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

Note 11: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2011, commitments to extend credit and standby letters of credit totaled $40.3 million. The Company does not anticipate any material losses as a result of these transactions.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2011	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
U.S. Treasury securities:	$20,320,313	$—	$20,320,313	$—
State and municipal obligations	9,032,542	—	9,032,542	—
Mortgage–backed securities:
FNMA certificates	66,442,641	—	66,442,641	—
GNMA certificates	6,527,306	—	6,527,306	—
FHLMC certificates	22,671,681	—	22,671,681	—
Collateralized mortgage obligations:
FNMA	13,713,759	—	13,713,759	—
GNMA	3,194,110	—	3,194,110	—
FHLMC	2,696,073	—	2,696,073	—
Other:
Investment grade	4,204,744	—	4,204,744	—
Split Rating [1]	7,947,749	—	7,947,749	—
Non investment grade	7,893,612	—	7,893,612	—

Available for sale securities	$164,644,530	$—	$164,644,530	$—

September 30, 2010	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$102,821	$—	$102,821	$—
Mortgage–backed securities:
FNMA certificates	35,962,418	—	35,962,418	—
GNMA certificates	7,613,911	—	7,613,911	—
FHLMC certificates	26,097,894	—	26,097,894	—
Collateralized mortgage obligations:
FNMA	9,871,737	—	9,871,737	—
GNMA	6,108,333	—	6,108,333	—
FHLMC	20,784,533	—	20,784,533	—

Other:
Investment grade	21,187,936	—	21,187,936
Split Rating [1]	5,453,153	—	5,453,153	—

Available for sale securities	$133,182,736	$—	$133,182,736	$—

Credit ratings are as of June 30, 2011 and September 30, 2010, respectively.

[1]	Bonds with split ratings would be non-investment grade based on lower rating.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2011
Impaired loans:
Not covered under loss share	$2,195,900	$—	$—	$2,195,900
Other real estate owned:
Not covered under loss share	4,838,167	—	—	4,838,167
Covered under loss share	19,483,898	—	—	19,483,898
September 30, 2010
Impaired loans:
Not covered under loss share	3,751,818	—	—	3,751,818
Other real estate owned:
Not covered under loss share	9,641,425	—	—	9,641,425
Covered under loss share	29,626,581	—	—	29,626,581

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

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2011 and September 30, 2010.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.  The estimated fair value at June 30, 2011 and September 30, 2010 has been affected by an estimate of liquidity risk of 5.5%.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2011 and at September 30, 2010, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2011 and September 30, 2010 are summarized below.

	June 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$65,318,431	$65,318,431	$235,638,582	$235,638,582
Investments available for sale	164,644,530	164,644,530	133,182,736	133,182,736
FHLB stock	11,142,300	11,142,300	14,071,200	14,071,200
Loans receivable, net	554,449,371	523,358,308	599,369,605	555,177,903
Loans held for sale	709,300	716,563	2,061,489	2,079,239
Cash surrender value of life insurance	32,504,398	32,504,398	31,678,013	31,678,013
FDIC Receivable for loss sharing agreements	61,211,650	60,513,169	89,824,798	90,012,434
Accrued interest and dividends receivable	3,206,913	3,206,913	3,232,330	3,232,330
Financial liabilities:
Deposits	$695,817,830	$702,142,921	$823,134,133	$830,427,887
FHLB advances and other borrowings	110,000,000	118,684,812	212,000,000	226,983,028
Accrued interest payable	561,038	561,038	2,043,608	2,043,608

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains on investment and mortgage-backed securities available for sale in stockholders’ equity. The only component of accumulated other comprehensive loss is the fair value adjustment on investment securities available for sale, net of income taxes. Accumulated other comprehensive loss was $(2,462,717) and $(1,955,487) as of June 30, 2011 and 2010, respectively, and the related income taxes were $1,268,672 and $1,007,372 for those same periods, respectively. The following table sets forth the amounts of comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the three and nine months ended June 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income	$1,548,841	$1,199,840	$2,076,133	$5,088,960
Less reclassification adjustment for net gains realized in net income, net of taxes of $164,255, $49,488, $230,202 and $127,919, respectively	(261,277)	(78,720)	(366,176)	(203,477)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $(565,626), $(725,555), $(679,096) and $(3,126,741), respectively	899,726	1,154,121	1,080,220	4,973,624
Other-than-temporary impairment losses recognized in earnings, net of taxes of $(115,800), $0, $(201,878) and $(975,296), respectively	184,200	-	321,122	1,551,378
Comprehensive income	$2,371,490	$2,275,241	$3,111,299	$11,410,485

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-backed securities, investment securities and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are adjustable rate products that have a fixed rate for nine months to five years with annual adjustments thereafter.

During the first nine months of fiscal year 2011, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Net income was $2.1 million for the nine months ended June 30, 2011, compared to net income of $5.1 million for the nine months ended June 30, 2010. The decrease of $3.0 million was due to a $9.3 million purchase gain on March 26, 2010 on the FDIC assisted acquisition of assets and liabilities of McIntosh Commercial Bank.

Net Income was $1.5 million for the three months ended June 30, 2011 compared to $252,000 for the three months ended March 31, 2011, $276,000 for the three months ended December 31, 2010 and $1.2 million for the three months ended June 30, 2010.   Credit metrics have improved as of June 30, 2011 which has resulted in lower credit costs and higher net income.

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Assets and Liabilities. Total assets decreased $230.2 million, or 19.4%, to $955.8 million at June 30, 2011 from $1.2 billion at September 30, 2010. There was a decrease in liabilities of $233.4 million due to a $102.0 million reduction in FHLB advances and $127.3 million reduction in deposits, primarily certificates of deposits. The reduction in liabilities was funded by a $44.9 million decrease in loans, and a $170.3 million reduction in cash and cash equivalents.  The de-leveraging of the Company’s balance sheet during the nine months ended June 30, 2011 was planned in connection with maturity of $102 million of FHLB advances.  These advances were at a weighted average fixed rate of 5.64% and liquid assets utilized to repay these liabilities earned interest of less than 1%.  The de-leveraging is expected to improve the net interest margin in future periods.

Loans. At June 30, 2011, total loans were $564.8 million, or 59.1% of total assets compared to $609.9 million or 51.4% of total assets at September 30, 2010. As indicated in the table below, over this nine month period our net loans covered by loss sharing were reduced by $28.0 million and at June 30, 2011, our covered loans totaled $120.1 million, or 21.3% of our total loan portfolio.

Non-covered and Covered Loans, net

	Non-covered	Covered	Total
	(Dollars in Thousands)
Loan Balances:
June 30, 2011	$434,309	$120,140	$554,449
March 31, 2011	435,276	124,583	559,859
December 31, 2010	447,621	136,400	584,021
September 30, 2010	451,231	148,139	599,370
June 30, 2010	463,725	201,673	665,398

Investment and Mortgage Securities Portfolio. At June 30, 2011, our investment and mortgage securities portfolio totaled $164.6 million, compared to $133.2 million at September 30, 2010.

We analyze our non-agency collateralized mortgage securities for other than temporary impairment at least quarterly.  We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors.  Our first test is the Bloomberg default model, and if the bond shows no losses we consider it not other than temporarily impaired.  If a bond shows material losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other than temporarily impaired.

The following table shows issuer-specific information, book value, fair value credit rating and unrealized gain (loss) for our portfolio of non-agency collateralized mortgage obligations as of June 30, 2011.  At June 30, 2011, we had recorded a cumulative total of $1.9 million of other than temporary impairment charges with respect to CWALT 2005-63 2A2, and a cumulative total of $1.2 million of other than temporary impairment charges with respect to SARM 2005-15 2A2.  No other mortgage securities in our investment portfolio were other than temporarily impaired at June 30, 2011.

Description		Credit Rating			Net Impairment Losses Recognized in Earnings	Book value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(Dollars in thousands)
CWALT 2005-63 2A2		C	D	n/a	$1,878	$590	$435	$(155)
CMSI 1993-14 A3		WR	BB	n/a	-	133	111	(22)
CMLTI 2004-HYB1 A31		B3	n/a	AAA	-	1,865	2,004	139
GSR 2003-4F 1A2		n/a	AAA	AAA	-	626	640	14
GSR 2005-2F 1A2	[1]	n/a	AAA/*-	AA	-	1,013	1,016	3
MASTR 2003-8 4A1		n/a	AAA	AAA	-	1,421	1,449	28
MARM 2004-7 5A1		Ba3	AAA	n/a	-	6,472	5,944	(528)
MARM 2004-13 B1		NR	B-	n/a	-	7,177	2,855	(4,322)
MARM 2004-15 4A1		Ba3	n/a	B	-	3,185	2,670	(515)
SARM 2005-15 2A2	[2]	NR	CCC	n/a	1,172	2,302	1,823	(479)
SARM 2004-6 3A3		n/a	AAA	n/a	-	1,430	1,099	(331)
					$3,050	$26,214	$20,046	$(6,168)

[1]	On July 21, 2011 S&P downgraded this bond from AAA to B.
[2]	On July 21, 2011 S&P downgraded this bond from CCC to CC.

During the quarter ended June 30, 2011 two of the Bank’s non-agency CMO instruments experienced a rating downgrade from investment to non investment by one rating agency.  One has a book value of $1.9 million and remains AAA by a second rating agency.  A second has a book value of $3.2 million and remains a Ba3 by a second rating agency.  These instruments continue to maintain a favorable credit support level and Bloomberg coverage ratios.  These instruments demonstrate a very slight immaterial loss under the Bloomberg credit model with an aggregate projected loss of less than $100.00.  Since we are projecting that we will receive essentially all contractual cash flows there is no break in yield or other than temporary impairment.

The investment in the MARM 2004-13 B1security represents the largest unrealized loss position in the investment portfolio at $4.3 million.   Based on assessments of expected cash flows, it has been concluded that no other than temporary impairment exists on this security at June 30, 2011.  The positive cash flows are attributable to a number of pertinent factors, including the relative lower levels of delinquency, lower levels of historical default and foreclosure, and much lower loss severities upon foreclosure, that this security has experienced.   The security has a weighted average loan-to-value ratio of 53% of the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning.  The unrealized loss position may be attributable to liquidity risk and the structured tranche position.

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

As of June 30, 2011, the securities above were classified as available for sale and a cumulative total of $3.0 million had been recognized as impairment through earnings. Based on the analysis performed by management as of June 30, 2011, the Company deemed it probable that all contractual principal and interest payments on the above securities, other than the two securities identified above as being other than temporarily impaired, will be collected and therefore there is no additional other than temporary impairment.

Bank Owned Life Insurance. The total cash surrender value of our bank owned life insurance at June 30, 2011 was $32.5 million, an increase of $827,000 compared to the cash surrender value of $31.7 million at September 30, 2010.

Deposits. Total deposits decreased by $127.3 million, or 15.5%, to $695.8 million at June 30, 2011 from $823.1 million at September 30, 2010. As indicated below we reduced wholesale certificates of deposit by $51.5 million and retail certificates by $82.0 million for the same period. Transaction accounts increased by $5.1 million in spite of reduced rates that we are paying and other tightening of terms on our rewards checking account.  The Company’s funding strategy has focused on lower cost core deposit growth and less wholesale deposit funding.  The two FDIC assisted acquisition transactions brought a larger degree of wholesale time deposit funding which we have sought to decrease.

Deposit Balances

						Retail	Wholesale
		Transaction		Money	Total Core	Certificates of	Certificates of
	Deposit Fees	Accounts	Savings	Market	Deposits	Deposit	Deposit
	(Dollars in Thousands)
June 30, 2011	$1,448	$211,513	$19,438	$88,409	$319,360	$344,474	$31,984
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	52,212
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443
June 30, 2010	1,553	190,325	18,613	99,464	308,402	402,218	100,438
March 31, 2010	1,396	180,508	29,725	109,595	319,828	417,961	168,791

Borrowings. Borrowings decreased to $110.0 million at June 30, 2011 from $212.0 million at September 30, 2010. In October 2010 we prepaid $60.0 million of FHLB advances that were originally scheduled to mature in early January 2011.  The prepayment penalty of $810,000 approximated the net present value of interest that would have been paid if we had kept the borrowing to its original maturity.   In March 2011 we paid off $42 million of FHLB advances that matured.  Paying off the $42 million of borrowings using cash equivalents resulted in a net interest income increase estimated at $567,000 a quarter.

Equity. At June 30, 2011, our total equity equaled $138.9 million (or $7.65 per share), a $3.1 million increase from September 30, 2010. The increase was primarily due to $2.1 million of net income and a decrease in unrealized losses on securities available for sale, net of tax.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

General. The Company recognized net income of $1.5 million for the quarter ended June 30, 2011, compared to net income of $1.2 million for the quarter ended June 30, 2010. The $349,000 increase in net income between periods was a result of a $3.0 million decrease in interest expense and a $1.0 million decrease in in provision for loan losses partially offset by a decrease of $3.0 million in interest income and a $536,000 decrease in noninterest income.

Interest and Dividend Income. Total interest and dividend income decreased $3.0 million or 20.6%, to $11.4 million for the three months ended June 30, 2011 from $14.4 million for the three months ended June 30, 2010. Interest on loans decreased $2.3 million, or 18.3%, to $10.2 million as a result of a $90.0 million, or 13.8%, decrease in the average balance of loans receivable to $562.9 million and a 40 basis point decrease in the average yield on loans.  As indicated in the table below, the average yield on loans over the past year decreased from 7.68% for the three months ended June 30, 2010 to 7.28% for the three months ended June 30, 2011.

	Three Months Ended
	June	March	December	September	June	March
	2011	2011	2010	2010	2010	2010
Yield of Loans	7.28%	7.05%	7.51%	7.63%	7.68%	6.27%
Yield on Mortgage Securities	3.45%	3.03%	3.02%	3.56%	3.81%	4.00%
Yield of Assets	5.68%	5.26%	5.53%	5.73%	6.15%	5.06%

Cost of Deposits	1.26%	1.38%	1.61%	1.84%	1.82%	1.78%
Cost of CD's	1.74%	1.78%	1.97%	2.06%	2.07%	2.07%
Cost of NOW Accounts	0.28%	0.32%	0.36%	0.65%	0.71%	0.84%
Cost of Rewards Checking	1.07%	1.63%	2.35%	3.65%	3.51%	3.27%
Cost of Savings	0.10%	0.09%	0.14%	0.36%	0.63%	0.28%
Cost of MMDA	0.45%	0.47%	0.51%	0.60%	0.81%	0.73%
Cost of Borrowings	4.28%	4.51%	4.69%	5.00%	4.95%	4.86%
Cost of Liabilities	1.70%	1.92%	2.14%	2.52%	2.49%	2.60%

Loan/Deposit Spread	6.02%	5.67%	5.90%	5.79%	5.86%	4.49%
Mortgage Securities/Borrowings Spread	-0.83%	-1.48%	-1.67%	-1.44%	-1.14%	-0.86%
Asset/Liability Spread	3.98%	3.34%	3.39%	3.21%	3.66%	2.46%

Interest and dividend income on mortgage-backed securities decreased $673,000, or 39.5%, to $1.0 million for the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010. The decrease reflected a $59.3 million, or 33.2%, decrease in the average balance of securities to $119.3 million and a 36 basis point decrease in the average yield on securities in the generally lower market interest rate environment.

Interest Expense. Total interest expense decreased $2.9 million, or 47.6%, to $3.2 million for the three months ended June 30, 2011 from $6.2 million for the three months ended June 30, 2010. The decrease was primarily due to a $1.5 million, or 42.1% decrease on deposit interest which decreased to $2.1 million from $3.6 million, and a $1.4 million decrease in interest paid on borrowed funds. The decrease in interest on borrowed funds reflected a $102.2 million or 48.2% decrease in average borrowings to $110.0 million from $212.2 million.  The decrease in interest on deposits was due to a 56 basis point decrease in average cost and a $129.2 million decrease in average balance of deposits.

Net Interest Income. Net interest income remained the same at $8.2 million for the three months ended June 30, 2011, and June 30, 2010. The three month comparative periods reflected a $2.3 million decrease in interest income on loans combined with a 79 basis point decrease in the average cost of interest-bearing liabilities, and a $231.4 million, or 23.2%, decrease in the average balance of interest-bearing liabilities for the three-months ended June 30, 2011 compared to the three months ended June 30, 2010. Our net interest margin increased 56 basis points to 4.06% for the three months ended June 30, 2011 from 3.50% for the 2010 period, while our net interest rate spread increased 32 basis points to 3.98% from 3.66%. Lower deposit costs and accretion of purchase discounts from the Neighborhood Community Bank (“NCB”) and McIntosh Commercial Bank (“MCB”) acquisitions contributed to the improved net interest margin and net interest rate spread. As indicated in the table below, our percentage of interest-earning assets to average interest-bearing liabilities increased from 93.65% in June 2010 to 104.89% in June 2011.

	For the Three Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$79,419	$50	0.25%	$82,361	$46	0.22%
FHLB common stock	12,168	27	0.89	15,157	19	0.50
Mortgage-backed securities and collateralized mortgage obligations available for sale	119,327	1,030	3.45	178,607	1,702	3.81
Other investment securities available for sale	28,569	45	0.63	4,050	47	4.64
Loans receivable (1) (2)	562,917	10,245	7.28	652,887	12,540	7.68
Total interest-earning assets	802,400	11,397	5.68	933,062	14,354	6.15
Total noninterest-earning assets	179,692	-		233,668	-
Total assets	$982,092	11,397		$1,166,730	14,354

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$86,018	$60	0.28	$83,303	$148	0.71
Rewards checking	67,824	181	1.07	52,877	464	3.51
Savings accounts	19,332	5	0.10	20,359	32	0.63
Money market deposit accounts	85,343	96	0.45	102,357	207	0.81
Certificate of deposit accounts	396,433	1,724	1.74	525,246	2,718	2.07
Total interest-bearing deposits	654,950	2,066	1.26	784,142	3,569	1.82
Borrowed funds	110,011	1,178	4.28	212,207	2,624	4.95
Total interest-bearing liabilities	764,961	3,244	1.70	996,349	6,193	2.49
Noninterest-bearing deposits	56,320			50,044
Other noninterest-bearing liabilities	10,312	-		10,701	-
Total noninterest-bearing liabilities	66,632			60,745
Total liabilities	831,593	-		1,057,094	-
Total stockholders' equity	150,499			109,636
Total liabilities and stockholders' equity	$982,092	3,244		$1,166,730	6,193
Net interest income		$8,153			$8,161

Net interest rate spread (3)			3.98%			3.66%
Net interest margin (4)			4.06%			3.50%
Ratio of average interest-earning assets to average interest-bearing liabilities %						93.65%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The combined column represents the net change in volume between the two periods multiplied by the net change in rate between the two periods.  The net column represents the sum of the prior columns.

	For the Three Months Ended June 30, 2011
	Compared to
	Three Months Ended June 30, 2010
	Increase/(Decrease) Due to
	(In Thousands)
	Volume	Rate	Combined	Net
Interest Income:
Loans	$(1,728)	$(658)	$91	$(2,295)
Securities	(280)	(201)	(193)	(674)
Other interest-earning assets	(5)	20	(3)	12
Total interest-earning assets	(2,013)	(839)	(105)	(2,957)

Interest Expense
Deposits	(623)	(951)	71	(1,503)
Borrowings	(837)	(894)	285	(1,446)
Total interest-bearing liabilities	(1,460)	(1,845)	356	(2,949)

Net change in net interest income	$(553)	$1,006	$(461)	$(8)

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2011 was $300,000 for non-covered loans compared to $1.3 million for noncovered loans for the three months ended June 30, 2010. Net charge-offs on non-covered loans decreased to $634,000 for the three months ended June 30, 2011, from $3.2 million for the three months ended June 30, 2010. The allowance for loan losses for non-covered loans was $9.4 million, or 2.12% of total non-covered loans receivable at June 30, 2011.

Noninterest Income. Noninterest income decreased $536,000, or 18.0%, to $2.4 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010. As indicated in the table below, deposit fees for the three months ended June 30, 2011 were down $105,000 compared to the three months ended June 30, 2010, primarily due to the implementation of rules requiring that customers opt in for nonsufficient fund charges on electronic transactions. Accretion on the FDIC indemnification asset is decreasing as a result of the reduction of the indemnification asset as the FDIC pays loss share claims.  Securities were sold at a 7 to 10 point premium to avoid risk associated with premium loss through accelerated prepayments.

	For the Three Months Ended
	(Dollars in Thousands)
	June	March	December	September	June	March	December
	2011	2011	2010	2010	2010	2010	2009
Deposit fees	$1,448	$1,360	$1,433	$1,564	$1,553	$1,396	$1,276
Gain on the sale of loans	127	117	262	171	157	380	89
Brokerage commissions	156	202	167	140	130	143	106
Bank owned life insurance	255	290	281	279	283	205	361
Gain on sale of investments, net	426	-	171	568	128	195	8
Impairment losses on securities recognized in earnings	(300)	(223)	-	-	-	(3,374)	(153)
FDIC accretion	181	254	342	450	557	268	566
Other income	156	215	254	199	177	188	156
Gain on MCB acquisition	-	-	-	-	-	9,343	-
Total Noninterest Income	2,449	2,215	2,910	3,371	2,985	8,744	2,409

Noninterest Expense. Total noninterest expense remained largely unchanged at $8.0 million for the three months ended June 30, 2011, and June 30, 2010. As indicated in the table below the quarter included an increase of $411,000 or 72.6%, in other operating expense which includes a loss on the sale of a former branch facility of $350,000.

Noninterest Expense

	For the Three Months Ended
	(Dollars In Thousands)
	June	March	December	September	June
	2011	2011	2010	2010	2010
Compensation & employee benefits	$3,923	$3,705	$3,928	$3,607	$3,963
Occupancy	1,472	1,701	1,543	1,603	1,412
Legal & professional	408	469	425	32	519
Marketing	335	426	389	433	424
Furniture & equipment	185	196	200	186	169
Postage, office supplies, and printing	204	256	238	197	241
Deposit premium amortization expense	54	55	56	57	59
Other	977	658	637	652	566
FHLB advance prepayment penalty	-	-	810	-	-
Federal insurance premiums and other regulatory fees	293	396	322	530	313
Net cost of operations of real estate owned	117	765	861	1,785	372
	$7,968	$8,627	$9,409	$9,082	$8,038

Income Taxes. Income tax expense was $785,000 for the three months ended June 30, 2011 compared to an expense of $608,000 for the three months ended June 30, 2010. Our effective tax rate was 33.64% for the three months ended June 30, 2011, compared to 33.62% for the three months ended June 30, 2010.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and June 30, 2010

General. The Company recognized net income of $2.1 million for the nine months ended June 30, 2011, compared to net income of $5.1 million for the nine months ended June 30, 2010. The $3.0 million decrease in net income between periods was a result of a $6.6 million decrease in noninterest income and a $4.6 million increase in noninterest expense which was partially offset by an increase in net interest income of $3.0 million. Major contributors to the decrease in noninterest income and increase in noninterest expense was a $9.3 million purchase gain on the FDIC assisted acquisition of assets and liabilities of MCB, impairment of securities, and expenses related to the Company’s FDIC-assisted acquisitions, respectively.

Interest and Dividend Income. Total interest and dividend income decreased $1.5 million, or 4.2%, to $35.1 million for the nine months ended June 30, 2011 from $36.6 million for the nine months ended June 30, 2010. Interest on loans increased $1.1 million, or 3.5%, to $31.8 million due to a 41 basis point increase in the average yield on loans.  The average yield on loans over the past year increased from 6.87% for the nine months ended June 30, 2010 to 7.28% for the nine months ended June 30, 2011. The increase related to the MCB acquisition and related accretion income. Interest income was reduced by high balances of cash and cash equivalents and also nonperforming loans, primarily covered by loss sharing.

Interest and dividend income on mortgage-backed securities decreased $2.7 million, or 48.0%, to $2.9 million for the nine months ended June 30, 2011 from $5.7 million for the nine months ended June 30, 2010. The decrease reflected a $63.0 million, or 33.6%, decrease in the average balance of mortgage-backed securities and collateralized mortgage obligations to $124.3 million and an 87 basis point decrease in the average yield on securities in the generally lower market interest rate environment.  Although the average balance of other investment securities available for sale increased $15.7 million, the average yield on such securities decreased from 4.67% to 0.69%.

Interest Expense. Total interest expense decreased $4.5 million, or 27.1%, to $12.1 million for the nine months ended June 30, 2011 from $16.6 million for the nine months ended June 30, 2010. The decrease was primarily due to a $3.2 million decrease in interest paid on borrowed funds. The decrease reflected a $79.1 million or 36.6% decrease in average borrowings to $137.0 million from $216.1 million. Interest on deposits decreased $1.3 million or 14.5%, to $7.4 million, for the nine months ended June 30, 2011 from $8.7 million for the nine months ended June 30, 2010.  The cost of deposits decreased from 1.80% for the nine months ended June 30, 2010 to 1.42% for the nine months ended June 30, 2011, while the average balance of deposits increased $51.6 million for the same periods.

Net Interest Income. Net interest income increased $3.0 million, or 14.8%, to $23.0 million for the nine months ended June 30, 2011, from $20.1 million for the nine months ended June 30, 2010. The increase was due to a $4.5 million decrease in interest expense, largely due to a 64 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $63.0 million, or 33.6%, decrease in the average balance of mortgage-backed securities and collateralized mortgage obligations to $124.3 million for the nine-months ended June 30, 2011 compared to $187.3 million for the nine months ended June 30, 2010.  The average yield on mortgage-backed securities and collateralized mortgage obligations also decreased 87 basis points for the 2011 period.  Our net interest margin increased 53 basis points to 3.60% for the 2011 period from 3.07% for the 2010 period, while our net interest rate spread increased 52 basis points to 3.56% from 3.04%. Lower deposit costs and accretion of purchase discounts from the “NCB and MCB” acquisitions contributed to the improved net interest margin and net interest rate spread. As indicated in the table below our percentage of interest-earning assets to average interest-bearing liabilities increased from 101.10% for the nine months ended June 2010 to 102.29% for the nine months ended June 2011.

	For the Nine Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$113,432	$199	0.23%	$69,508	$89	0.17%
FHLB common stock and other equity securities	13,171	69	0.70	14,426	34	0.31
Mortgage-backed securities and collateralized mortgage obligations available for sale	124,283	2,947	3.16	187,299	5,664	4.03
Other investment securities available for sale	19,937	103	0.69	4,165	146	4.67
Loan receivable (1) (2)	582,042	31,776	7.28	595,443	30,695	6.87
Total interest-earning assets	852,865	35,094	5.49	870,841	36,628	5.61
Total noninterest-earning assets	211,011	-		150,385	-
Total assets	$1,063,876	35,094		$1,021,226	36,628

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$84,223	$204	0.32	$70,867	$404	0.76
Rewards checking	69,135	877	1.69	35,793	909	3.39
Savings accounts	18,239	15	0.11	17,607	53	0.40
Money market deposit accounts	88,207	316	0.48	87,089	517	0.79
Certificate of deposit accounts	437,007	6,019	1.84	433,895	6,812	2.09
Total interest-bearing deposits	696,811	7,431	1.42	645,251	8,695	1.80
Borrowed funds	136,967	4,641	4.52	216,078	7,877	4.86
Total interest-bearing liabilities	833,778	12,072	1.93	861,329	16,572	2.57
Noninterest-bearing deposits	53,271			45,155
Other noninterest-bearing liabilities	13,650	-		10,376	-
Total noninterest-bearing liabilities	66,921	-		55,531	-
Total liabilities	900,699	12,072		916,860	16,572
Total stockholders' equity	163,177	-		104,366	-
Total liabilities and stockholders' equity	$1,063,876	12,072		$1,021,226	16,572
Net interest income		$23,022			$20,056

Net interest rate spread (3)			3.56%			3.04%
Net interest margin (4)			3.60%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.29%			101.10%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The combined column represents the net change in volume between the two periods multiplied by the net change in rate between the two periods.  The net column represents the sum of the prior columns.

	For the Nine Months Ended June 30, 2011
	Compared to
	nine Months Ended June 30, 2010
	Increase/(Decrease) Due to
	(In Thousands)
	Volume	Rate	Combined	Net
Interest Income:
Loans	$(691)	$1,813	$(41)	$1,081
Securities	(1,353)	(1,347)	(60)	(2,760)
Other interest-earning assets	53	75	17	145
Total interest-earning assets	(1,991)	541	(84)	(1,534)

Interest Expense
Deposits	632	(1,641)	(256)	(1,265)
Borrowings	(2,884)	(555)	204	(3,235)
Total interest-bearing liabilities	(2,252)	(2,196)	(52)	(4,500)

Net change in net interest income	$261	$2,737	$(32)	$2,966

Provision for Loan Losses. The provision for loan losses for the nine months ended June 30, 2011 was $1.4 million for non-covered loans and $400,000 for covered loans, compared to $5.1 million for noncovered loans and no provision for covered loans for the nine months ended June 30, 2010.  The larger 2010 provision for loan losses reflected increased specific allowances on two large impaired loans which ultimately were foreclosed later in 2010.   Net charge-offs on non-covered loans decreased to $1.8 million for the nine months ended June 30, 2011, from $5.0 million for the nine months ended June 30, 2010. The allowance for loan losses for non-covered loans was $9.4 million, or 2.12% of total non-covered loans receivable at June 30, 2011.

Noninterest Income. Noninterest income decreased $6.6 million, or 46.4%, to $7.6 million for the nine months ended June 30, 2011 from $14.1 million for the nine months ended June 30, 2010. The decrease in noninterest income was largely attributed to a $9.3 million purchase gain on March 26, 2010 on the FDIC assisted acquisition of assets and liabilities of MCB, partially offset by a decrease of $3.0 million in other than temporary impairments.

Noninterest Expense. Total noninterest expense increased $4.6 million, or 21.6%, to $26.0 million for the nine months ended June 30, 2011, from $21.4 million for the nine months ended June 30, 2010.  The nine months ended June 30, 2011 included an increase of $1.3 million or 13.2%, in salaries and employee benefits resulting from our acquisition of MCB and additional special asset and regulatory reporting personnel related to FDIC-assisted acquisitions.  Other increases included a $1.0 million in other expenses due to the McIntosh acquisition and the sale of a former branch, $844,000 in the cost of REO primarily due to our portion of real estate taxes and other expenses on foreclosed real estate covered by loss sharing, an $810,000 FHLB advance prepayment penalty in October of 2010, and an increase of $373,000 in occupancy attributed to the acquisition of MCB.

Income Taxes. Income tax expense was $715,000 for the nine months ended June 30, 2011 compared to an expense of $2.6 million for the nine months ended June 30, 2010. Our effective tax rate was 25.62% for the nine months ended June 30, 2011, compared to 33.98% for the nine months ended June 30, 2010.

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

Nonperforming assets decreased to $80.3 million at June 30, 2011 from $103.7 million at September 30, 2010. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB and NCB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount; and with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and 95% of losses and share 95% of loss recoveries on losses exceeding that amount.  We expect to exceed the threshold level that will result in 95% loss sharing at MCB.

As of June 30, 2011, our nonperforming covered and non-covered assets totaled $80.3 million and consisted of $55.9 million of nonaccrual loans, $27,000 of loans 90 days or more past due and still accruing and other real estate owned of $24.3 million.

	June 30 2011		September 30 2010
	Covered [1]	Non-covered	Covered [1]	Non-covered
Non-accrual loans:
1-4 family residential real estate	$3,235	$5,703	$3,747	$5,946
Commercial real estate	31,391	6,049	37,476	5,243
Real estate construction	—	—	3,147	—
Commercial	7,943	457	7,098	246
Consumer and other loans	999	143	1,126	209

Total non-accrual loans	$43,568	$12,352	$52,594	$11,644

Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	—	—	—	—
Commercial real estate	—	—	49	—
Real estate construction	—	—	—	—
Commercial	27	—	—	140
Consumer and other loans	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	$27	$—	$49	$140

Total non-performing loans	$43,595	$12,352	$52,643	$11,784

Real estate owned:
One- to four-family residential real estate	672	955	9,383	1,855
Commercial real estate	18,812	3,541	13,630	7,786
Real estate construction	—	342	5,575	—
Commercial	—	—	—	—
Consumer and other loans	—	—	1,039	—

Total real estate owned	$19,484	$4,838	$29,627	$9,641

Total non-performing assets	$63,079	$17,190	$82,270	$21,425
Restructured loans in accruing status not included above	$3,777	$8,197	$5,886	$1,649

[1]	Nonaccrual covered loans references status of contractual interest income recognition as accretion income is generally recorded on these covered loans.

	June 30		September 30
	2011		2010
	Covered	Non-covered	Covered	Non-covered
Ratios:
Non-performing loans as a percentage of total non-covered loans	N/M	2.78%	N/M	2.61%
Non-performing assets as a percentage of total non-covered assets	N/M	1.98%	N/M	2.34%

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

The Company maintained its allowance for loan losses for the nine months ending June 30, 2011 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	Nine Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(460,510)	(957,064)	(382,405)	(21,822)	(135,186)	-	(1,956,987)
Recoveries	63,310	-	36,551	159	19,993	-	120,013
Provision	(20,976)	524,990	455,583	99,814	130,932	209,657	1,400,000
Ending balance	$604,902	$5,671,317	$733,208	$1,314,320	$94,888	$941,486	$9,360,121

Ending balance: individually evaluated for impairment	$65,000	$952,795	$76,568	$-	$-		$1,094,363

Loans:
Ending balance	$101,295,019	$259,793,426	$20,994,876	$42,553,872	$20,006,034		$444,643,227

Ending balance: individually evaluated for impairment	$5,703,098	$7,254,747	$456,506	$-	$-		$13,414,351

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

At June 30, 2011 and September 30, 2010, specific reserves represented 7.14% and 12.79%, respectively, of the Bank’s loans individually evaluated for impairment.  At June 30, 2011 and September 30, 2010, general allowances, including the unallocated component, represented 1.98% and 1.85%, respectively, of the general loan portfolio not considered to be impaired.  The general component increased by 13 basis points primarily because the Company increased its unallocated reserves by approximately $200,000 to consider the slow and uncertain real estate markets.

The allowance for loan and lease losses represented 78.78 % and 83.07 % of non-performing loans and leases at June 30, 2011 and September 30, 2010, respectively. The allowance for loan losses as a percentage of non-covered loans, was 2.12% at June 30, 2011 and September 30, 2010. Management reviews the adequacy of the allowance for loan losses on a continuous basis.  Management considered the allowance for loan losses on non-covered loans adequate at June 30, 2011 to absorb probable losses inherent in the loan portfolio.  However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Non-accretable Differences on Covered Loans.  Through the FDIC-assisted acquisitions of the loans of NCB and MCB, we established an allowance for loan losses for non-impaired covered loans for NCB, non-accretable discounts for the acquired impaired loans for both NCB and MCB, and we also established non-accretable discounts for all other loans of MCB. Collectively, these non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the  applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.  The following table details the non-accretable discount on loans covered by loss sharing by portfolio segment as of and for the nine months ended June 30, 2011.

	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$1,856,851	$39,160,920	$23,266,859	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(438,645)	(15,692,783)	(15,956,461)	(2,132,386)	(1,063,939)	(35,284,214)
Recoveries	65,049	1,215,753	2,774,744	74,875	40,327	4,170,748
Provision for loan losses charged to FDIC receivable	217,809	601,309	-	200,718	580,164	1,600,000
Provision for loan losses charged to operations	54,452	150,328	-	50,179	145,041	400,000
Ending balance	$1,755,516	$25,435,527	$10,085,142	$690,404	$1,334,060	$39,300,649

Covered loans:
Ending contractual balance	$10,970,728	$117,284,273	$33,496,105	$2,044,871	$8,366,019	$172,161,996

[1]	Amounts include the allowance for covered loan losses.

The total non-accretable discount as a percentage of the ending contractual balance of acquired loans was 22.80% at June 30, 2011, compared to 29.08% at September 30, 2010.  This decrease during the nine month period ended June 30, 2011 is related to increased charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC.  It is expected that the ratio of non-accretable discounts to contractual covered principal outstanding will trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC.  Management considered the non-accretable discounts on covered loans adequate at June 30, 2011 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2011 and September 30, 2010, we had access to immediately available funds of approximately $109.3 million and $273.3 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $65.3 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $164.6 million. In addition, at June 30, 2011, we had access to additional Federal Home Loan Bank advances of up to $286.3 million. At June 30, 2011, we had $110.0 million in advances outstanding. However, based on available collateral, additional advances would be limited to $64.4 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2011, we had $3.2 million of new loan commitments outstanding, and $19.7 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $20.6 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2011 totaled $259.5 million, or 37.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended June 30, 2011, we originated $20.3 million of loans and purchased $41.7 million of securities and other investments.

Financing activities consist primarily of changes in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $39.5 million for the quarter ended June 30, 2011, primarily from decreases in time deposits. We also paid off $102.0 million in FHLB advances during the nine months ended June 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. For the nine months ended June 30, 2011, the Company has decreased FHLB advances by $102 million through the reduction of liquid assets in a planned de-leveraging strategy designed to improve the net interest margin.  Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are expected to provide positive net cash flows.

Capital Management and Resources. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, CharterBank exceeded all of our regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

Capital Adequacy Ratios	June 30, 2011	September 30, 2010	June 30, 2010
Tier 1 capital (to risk-weighted assets)	25.17%	20.28%	19.77%
Total capital (to risk-weighted assets)	26.43%	21.53%	18.64%
Tier 1 capital (to total assets)	13.16%	10.21%	9.10%

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

For the three months ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of June 30, 2011, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
	(Dollars in thousands)
+300	$111,812	$4,032	3.7%	11.9%	0.4%
+200	$111,234	$3,454	3.2%	11.9%	0.4%
+100	$110,038	$2,258	2.1%	11.8%	0.3%
0	$107,780	$—	—	11.5%	—
(100)	$107,214	$(565)	(0.5%)	11.5%	(0.0%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 3.2% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.5% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2011, we were in compliance with our Board approved policy limits.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

 The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

     On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2011 and September 30, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended June 30, 2011 and the year ended September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: August 12, 2011	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer