Form 10-K
period 2011-09-30
CHARTER FINANCIAL CORP/GA
filed 2011-12-19
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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
Yes  [  ]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X ]     No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X ]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  [  ]     No  [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of March 31, 2011 was approximately
$67,390,646.

The number of shares outstanding of the registrant’s common stock as of December 7, 2011 was 18,487,863.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on February 22, 2012 are incorporated by reference into Part III of this Form 10-K.

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

CharterBank is a federally chartered stock savings bank headquartered in West Point, Georgia. CharterBank was originally founded in 1954 as a federally chartered mutual savings and loan association. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our administrative office in West Point, Georgia and our branch offices located in west-central Georgia, east-central Alabama and now the Florida Panhandle, and investing those deposits, together with funds generated from operations, in investment securities, commercial real estate loans, one- to four-family residential mortgage loans, construction loans and, to a lesser extent, commercial business loans, home equity loans and lines of credit and other consumer loans.  In addition to our  branch offices in West Central Georgia, East Central Alabama and the Florida Panhandle, we operate a cashless branch office in Norcross, Georgia.

CharterBank has grown through strategic de novo branching and acquisitions primarily, along the I-85/I-185 corridor and adjacent areas anchored by Auburn, Alabama and Atlanta and Columbus, Georgia.  In February 2003, we expanded our presence in the Auburn-Opelika, Alabama market through the acquisition of Eagle Bank of Alabama.  In March 2005 and May 2007, new branches were opened in Lagrange, Georgia.  In June 2009, we entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume all of the deposits of Neighborhood Community Bank, or “NCB”, a full-service commercial bank headquartered in Newnan, Georgia, and in March 2010, we entered into an agreement with the FDIC to acquire certain assets and assume all of the deposits of McIntosh Commercial Bank, or “MCB”, a full-service commercial bank headquartered in Carrollton, Georgia. In September 2011, we entered into an agreement with the FDIC to acquire certain assets and assume all of the deposits of The First National Bank of Florida, or “FNB”, a full-service commercial bank headquartered in Milton, Florida.  The agreements with the FDIC in connection with the acquisitions of NCB, MCB and FNB also included loss-sharing agreements with respect to certain loans and assets.  For additional information regarding the NCB, MCB and FNB acquisitions, see “—Recent FDIC-Assisted Acquisitions” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent FDIC-Assisted Acquisitions.”

First Charter, MHC is our federally chartered mutual holding company.  First Charter, MHC’s principal business activity is the ownership of 11,457,924 shares of common stock of Charter Financial, or approximately 61% of Charter Financial’s outstanding shares as of December 15, 2011.  As long as we remain in the mutual holding company form of organization, First Charter, MHC must own a majority of the outstanding shares of Charter Financial.

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

Market Area

Prior to acquiring branch offices of NCB,  MCB and FNB, we conducted operations primarily in western Georgia and eastern Alabama, through our main office in West Point, Georgia (Troup County), a branch in Valley, Alabama (Chambers County), three branches in LaGrange, Georgia (Troup County), a branch in Opelika, Alabama (Lee County), and two branch offices in Auburn, Alabama (Lee County), for a total of 10 branch offices.  We acquired four branches in Georgia, along the I-85 corridor, in the NCB acquisition in June 2009, and closed one branch.  In March 2010, we acquired four branches of MCB and closed one branch, further expanding our presence in west-central Georgia. In September 2011, we acquired eight branches of FNB and in October 2011 closed four of these branches in Northwest Florida.  The acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions.  Management believes that the acquisitions are key components to building our retail franchise, as we now have 14 branches on the I-85 corridor and adjacent areas between Newnan, Georgia and Auburn, Alabama, and four branches  in the Florida Panhandle. The focus of our near-term acquisition strategy will be to acquire additional franchises primarily with FDIC assistance.

The economy of our market area historically has been supported by the textile industry. During the 1980’s and 1990’s, employment growth in local telecommunications companies partially offset declining textile industry jobs in our market area. Textile industry employment continues to decline. The median household income in our market area is below national and Georgia levels.

The outlook for our market area is for modest growth supported by a new KIA Motors assembly plant in West Point, Georgia and a military base realignment which has added significantly to employment at Fort Benning in Columbus, Georgia.  However, the market area is significantly overbanked, especially Newnan and Coweta County.  This has limited our ability to expand organically, thus making geographic expansion more dependent upon acquisitions and de novo branching into new markets.  We will seek to take advantage of the profitable growth opportunities presented within our expanded market area, and capitalize on our expanded retail footprint resulting from acquisitions.  The outlook for our Florida Panhandle market is stable due to the heavy influences of military bases.

Upon the acquisition of FNB, we reopened 8 branches in the Florida Panhandle under the CharterBank brand.  Specifically, 4 branches are located in Santa Rosa County, 3 branches in Escambia County, and 1 branch in Okaloosa County.  The economy of the Florida Panhandle is primarily dependent upon tourism and hospitality, farming, forestry, paper mills, import/export shipping, shipbuilding, and commercial fishing.  Unemployment rates in our Florida Panhandle markets remain below the inflated statewide average.  The median household income levels in the majority of our Florida markets are above statewide levels but below national levels.  Over the next five years, our Florida markets are projected to experience moderate growth in terms of total population and number of households.

Competition

 We face intense competition both in making loans and attracting deposits. West-central Georgia, east-central Alabama and the Florida Panhandle have a high concentration of financial institutions, many of which are branches of large money center, super-regional, and regional banks that have resulted from the consolidation of the banking industry in Florida, Alabama, and Georgia. Many of these competitors have greater resources than we do and may offer services that we do not provide.

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

It is expected that we will have sufficient nonaccretable discounts and allowances for loan losses to cover any losses on the NCB covered loans and covered other real estate. Given the foregoing and as a result of the loss-sharing agreements with the FDIC on these assets, we do not expect to incur significant losses.  In addition, we expect to have accretable discounts to provide for market yields on the NCB covered loans.

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

We recorded in noninterest income approximately $9.3 million in pre-tax acquisition gain, or negative goodwill, in connection with the MCB transaction, which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed.  In addition, it is expected that we will have sufficient credit risk related (nonaccretable) discounts to cover any losses on the MCB covered loans and covered other real estate.  We have recorded a FDIC receivable for expected losses to be indemnified and nonaccretable credit discounts for such amounts.  It is also expected that we will have accretable discounts to provide for market yields on the MCB covered loans.

The First National Bank of Florida. On September 9, 2011, CharterBank entered into an acquisition agreement with the FDIC to acquire certain assets and assume certain liabilities of  FNB, a full-service commercial bank headquartered in Milton, Florida.  We assumed $247.5 million of FNB’s liabilities, including $244.7 million of deposits, with no deposit premium paid. We also acquired $251.8 million of FNB assets, including $185.9 million of loans, net of unearned income, and $24.9 million of real estate owned, at a discount to book value of $10.6 million.  The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC will assume 80% of losses and share 80% of loss recoveries on acquired loans and real estate owned.

We recorded in noninterest income approximately $1.1 million in pre-tax acquisition gain, or negative goodwill, in connection with the FNB transaction, which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed.  In addition, it is expected that we will have sufficient credit risk related (nonaccretable) discounts to cover any losses on the FNB covered loans and covered other real estate.  We have recorded a FDIC receivable for expected losses to be indemnified and nonaccretable credit discounts for such amounts.  It is also expected that we will have accretable discounts to provide for market yields on the FNB covered loans.

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

We have pursued loan diversification with the objective of lowering credit concentration risk, enhancing yields and earnings, and improving the interest sensitivity of our assets.  Historically, we have focused our lending activities on residential and commercial mortgage loans as well as consumer loans, primarily to local customers.  We also have initiated retail and commercial business lending in the markets formerly served by NCB, MCB and FNB branches.

Commercial Real Estate Loans. Commercial real estate lending is an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans, especially in our new markets of Carroll, Coweta, Haralson, Fayette, Santa Rosa, and Escambia Counties.  Commercial real estate loans typically have higher yields, better interest rate risk characteristics and larger loan balances compared to residential mortgage loans.  Commercial real estate lending also has provided us with another means of broadening our range of customer relationships.  As of September 30, 2011, non-covered commercial real estate loans totaled $252.0 million, or 58.6% of our total non-covered loan portfolio.  Additionally, at September 30, 2011, we had $263.3 million (contractual amount) of commercial real estate loans covered by FDIC loss-sharing agreements.

Commercial real estate loans are generally made to Georgia, Alabama or Florida entities and are secured by properties in these states.  Commercial real estate loans are generally made for up to 85% of the value of the underlying real estate.  Our commercial real estate loans are typically secured by offices, hotels, strip shopping centers, warehouses/distribution facilities land or convenience stores located principally in Georgia, Alabama and Florida.  Multi-family mortgage loans, which we categorize as a subset of our commercial real estate loans, are originated for both new and existing properties and are made on apartment buildings with a wide range of tenant income levels.  Many of our multi-family mortgage loans are secured by properties located near college campuses.

Commercial real estate lending involves additional risks compared to one- to four-family residential lending.  Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.   To compensate for the increased risk, our commercial real estate loans generally have higher interest rates and shorter maturities than our residential mortgage loans.  We offer commercial real estate loans at fixed rates and adjustable rates tied to the prime interest rate.  However, the interest rates on a portion of our commercial real estate loan portfolio are tied to yields on U.S. Treasury securities or LIBOR.  We currently offer fixed-rate terms of five years; however, in prior years we originated fixed-rate loans with maturities of up to 20 years.

Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow.  As part of our loan approval and underwriting of commercial real estate loans, we undertake a cash flow analysis, and we generally require a debt-service coverage ratio of at least 1.15 times.  We believe that this segment of the market offers an opportunity to expand our portfolio while realizing strong risk-adjusted returns because many lenders are no longer active in this market.

Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia and Alabama. We currently originate mortgages at all of our offices, but utilize centralized processing at our corporate office.  As of September 30, 2011, non-covered residential mortgage loans totaled $98.8 million, or 23.0% of total non-covered loans.  As of September 30, 2011, covered residential mortgage loans totaled $16.5 million, or 6.5% of total covered loans.

We originate both fixed rate and adjustable rate one- to four-family residential mortgage loans.  Fixed rate, 30 year,  conforming loans are generally originated for resale into the secondary market on a servicing-released basis.  We generally retain in our portfolio loans that are 15 year fixed rate or non-conforming due to property exceptions and loans that have adjustable rates.  As of September 30, 2011, approximately 38.4% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 61.6% consisted of either adjustable rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter.  After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR.  The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.

Traditionally, we have sought to distinguish ourselves in the area of non-conforming residential mortgage lending.  While the risks of non-conforming lending may be somewhat higher than originating conforming residential mortgage loans, we believe that the greater yield and shorter repricing terms of these loans compensate us for this additional risk.  Additionally, management believes that the credit quality of our loan portfolio is largely unaffected by the non-conforming loans, since the majority of these loans are non-conforming due to factors unrelated to credit quality (i.e., high acreage, leased land, multiple structures or newly self-employed borrowers).  The loans may also be non-conforming because of a deficiency in the credit record of a borrower, but which management believes does not impair the borrower’s ability to repay the loan.  Thus, the non-conforming loans we originate are not subprime loans.  CharterBank originates one- to four-family loans with LTVs up to 80%.  We will occasionally originate loans with LTVs in excess of 80% with private mortgage insurance.  The substantial portion of our one- to four-family residential mortgage loans are secured by properties in Georgia, Alabama and Florida.

The amount of subprime loans held by CharterBank is not material.  We consider “subprime” loans to be loans originated to borrowers having credit scores below 580 at the time of origination. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.

We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances.  We have no non-covered loans in government modification programs.  Covered loans have FDIC modification programs available, these program are outlined in their respective purchase and assumption agreements.

Construction and Development Loans. Consistent with our community bank strategy, construction and development lending has been an integral part of our overall lending strategy.  While current market conditions have suppressed demand for construction and land loans, there are opportunities to lend to quality borrowers in our market area.  Management believes that the reduction in the number of construction lenders has reduced the supply of construction loans, and there is an opportunity to lend to borrowers with superior liquidity, capital and management skills. We intend to remain an active participant in the construction lending market, primarily through our loan production office in Norcross, Georgia. We are making virtually no development loans and we are providing very limited financing for the purchase of building lots.  Construction loans represent an important segment of the loan portfolio, totaling $41.7 million, or 9.7% of non-covered loans at September 30, 2011.

We make loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis.  We offer two principal types of construction loans:  builder loans, including both speculative (unsold) and pre-sold loans to pre-approved local builders; and construction/permanent loans to property owners that are converted to permanent loans at the end of the construction phase.  The number of speculative loans that we will extend to a builder at one time depends upon the financial strength and credit history of the builder.  Our construction loan program is expected to remain a modest portion of our loan volume.  We generally limit the number of outstanding loans on unsold homes under construction within a specific area and/or to a specific borrower.

Commercial Loans and Consumer Loans.  To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans.  At September 30, 2011, non-covered commercial loans totaled $17.6 million, or 4.1% of total non-covered loans, and non-covered consumer loans totaled $20.1 million, or 4.7% of non-covered loans.  Additionally, at September 30, 2011, we had $32.7 million (contractual amount) of commercial loans and $8.6 million (contractual amount) of consumer loans covered by FDIC loss sharing agreements.

The majority of our non-mortgage non-covered loans are consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans.  We primarily offer consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured.  Our consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios.

We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable-rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia, Alabama and Florida. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At September 30, 2011, we had $15.8 million of home equity lines of credit and second mortgage loans not covered by the FDIC. We also had $9.7 million of unfunded home equity line of credit commitments not covered by the FDIC at September 30, 2011.

Our commercial business loans are generally limited to terms of five years or less.  We typically collateralize these loans with a lien on commercial real estate or, occasionally, with a lien on business assets and equipment.  We also generally require the personal guarantee of the business owner.  Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by our management compared to residential mortgage or commercial real estate lending.

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

Investments

The Board of Directors reviews and approves our investment policy on an annual basis. The CEO and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written investment policy, and other established guidelines, including those set periodically by the Asset-Liability Management Committee.

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

The broad objectives of our investment portfolio management are to:

•	minimize the risk of loss of principal or interest;

•	generate favorable returns without incurring undue interest rate and credit risk;

•	manage the interest rate sensitivity of our assets and liabilities;

•	meet daily, cyclical and long term liquidity requirements while complying with our established policies and regulatory liquidity requirements;

•	provide a stream of cash flow

•	diversify assets and address maturity or interest repricing imbalances; and

•	provide collateral for pledging requirements.

In determining our investment strategies, we consider our interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, asset prepayment risks, collateral value and other characteristics of the securities to be held.

Sources of Funds

Deposits are the major source of balance sheet funding for lending and other investment purposes.  Additional significant sources of funds include liquidity, repayment of loans, loan sales, maturing investments, and borrowings.  We believe that our standing as a sound and secure financial institution and our emphasis on the convenience of our customers will continue to contribute to our ability to attract and retain deposits.  We offer extended hours at the majority of our offices and alternative banking delivery systems that allow customers to pay bills, transfer funds and monitor account balances at any time.  We also offer competitive rates as well as a competitive selection of deposit products, including checking, NOW, money market, regular savings and term certificate accounts.  In addition, we offer a Rewards checking product that offers a higher rate on deposit balances up to $15,000 if certain conditions are met.  These conditions include receiving only electronic statements, having at least one monthly ACH transaction and ten or more point of sale transactions per month.  For accounts that do not meet these conditions in any given month, the rate paid on the balances is reduced.

We also rely on advertising and long-standing relationships to maintain and develop depositor relationships, while competitive rates are also paid to attract and retain deposits.  Furthermore, the NCB, MCB, and FNB acquisitions are expected to enhance customer convenience by broadening the markets currently served by CharterBank.

We continually evaluate opportunities to enhance deposit growth.  Potential avenues of growth include de novo branching and branch or institution acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to reduce borrowings, which are expected to consist primarily of Federal Home Loan Bank advances.  However, we have reduced and intend to continue to reduce our reliance on wholesale funds.  We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2011 we had collateral pledged that provided access to approximately $38.7 million of discount window borrowings.

Personnel

As of September 30, 2011, we had 294 full-time employees and 24 part-time employees.  As of September 30, 2011, we also had employees from FNB through a contract payroll service as we transitioned them from payroll system.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

Subsidiaries

Charter Financial Corporation has no direct or indirect subsidiaries other than CharterBank.

REGULATION AND SUPERVISION

General

 Charter Financial is a savings and loan holding company, and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (“FRB”).  Charter Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

 The Bank is a federal savings association, examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  The Bank also is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Bank also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters.  The OCC will examine the Bank and prepare reports for the consideration of the Bank’s board of directors on any operating deficiencies.  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

 Any change in these laws or regulations, whether by the FDIC, the OCC, the FRB or Congress, could have a material adverse impact on Charter Financial, the Bank and their operations.

 Certain of the regulatory requirements that are applicable to the Bank and Charter Financial are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and Charter Financial and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like First Charter, MHC (the “MHC”) and Charter Financial, in addition to bank holding companies which the FRB already regulated.  Accordingly, the MHC will require the approval of the FRB before it may waive the receipt of any dividends from Charter Financial and there is no assurance that the FRB will approve future dividend waivers or, if it does, what conditions it may impose on such waivers.  For additional discussion regarding the waiver of dividends by the MHC, see “—Holding Company Regulation—Waivers of Dividend by First Charter, MHC.”  The Dodd-Frank Act also requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined by their applicable federal bank regulators.  The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.  The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Federal Banking Regulation

 Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate.  The Bank may also invest in certain types of debt securities and certain other assets.  A bank also may establish subsidiaries that may engage in certain activities not otherwise permissible for a bank, including real estate investment and securities and insurance brokerage.  The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

 Capital Requirements.  Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system and meeting certain other requirements) and an 8% risk-based capital ratio.

 The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% (or 200% for certain residual interests in transferred assets), assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset.  Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

 At September 30, 2011, the Bank’s capital exceeded all applicable requirements.

 Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of September 30, 2011, the Bank was in compliance with the loans-to-one borrower limitations.

 Qualified Thrift Lender Test. As a federal savings association, the Bank must satisfy the qualified thrift lender, or “QTL”, test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

 The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

 A savings association that fails the qualified thrift lender test must operate under specified restrictions.  Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Bank to agency enforcement action for a violation of law.  At September 30, 2011, the Bank satisfied the QTL test.

 Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A federal savings association must file an application with the OCC for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or

●	the savings association is not eligible for expedited treatment of its filings.

 Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution.

 The OCC and the FRB have established similar criteria for approving an application or a notice and may disapprove a notice or application if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if the institution would be undercapitalized after the distribution.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

 The Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

 Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its affiliates is limited by FRB regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank.  First Charter, MHC and Charter Financial are affiliates of the Bank.  In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association.  In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Savings associations are required to maintain detailed records of all transactions with affiliates.

 The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB.  Among other things, these provisions require that extensions of credit to insiders:

●
subject to certain exceptions for loan law programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

 In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

 Enforcement.  The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

 Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations.  For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

●
well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OCC or the OTS under certain statutes and regulations, to meet and maintain a specific capital level for any capital measure);

●	adequately capitalized (at least 4% leverage capital (3% for associations with a composite CAMELS rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 4% leverage capital (except as noted in the bullet point above), 4% Tier 1 risk-based capital or 8% total risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

●	critically undercapitalized (less than 2% tangible capital).

 Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association.  Any holding company for a savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

 At September 30, 2011, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, the Bank prepaid $3.5 million in estimated assessment fees for the fourth quarter of 2009 through 2012.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended September 30, 2011, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution.  Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the fiscal year ended September 30, 2011, the Bank paid $80,000 related to the FICO bonds and $729,000  pertaining to deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012, while FICO bond payments were prepaid, one quarter in advance.

Prohibitions Against Tying Arrangements.  Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

 Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.

 As of September 30, 2011, outstanding borrowings from the FHLB of Atlanta were $110.0 million and the Bank was in compliance with the stock investment requirement.

Other Regulations

Interest and other charges collected or contracted for by CharterBank are subject to state usury laws and federal laws concerning interest rates.  In addition, CharterBank’s operations are subject to federal laws and regulations applicable to credit transactions, financial privacy, money laundering and electronic fund transfers.

Holding Company Regulation

General.  The MHC and Charter Financial are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, the MHC and Charter Financial are registered with the FRB and subject to FRB regulations, examinations, supervision and reporting requirements.  In addition, the FRB has enforcement authority over the MHC, Charter Financial and, in some instances, the Bank.  Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.  As federal corporations, the MHC and Charter Financial are generally not subject to state business organization laws.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRB regulations, a mutual holding company, such as First Charter, MHC and its mid-tier companies, such as Charter Financial, may engage in the following activities:

(i)            investing in the stock of a savings association;

(ii)           acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;

(iii)          merging with or acquiring another holding company, one of whose subsidiaries is a savings association;

(iv)          investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association has its home offices;

(v)           furnishing or performing management services for a savings association subsidiary of such company;

(vi)          holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company;

(vii)         holding or managing properties used or occupied by a savings association subsidiary of such company;

(viii)        acting as trustee under deeds of trust;

(ix)           any other activity:

(A)             that the FRB by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

(B)             in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)           if the savings and loan holding company meets the criteria to qualify as a financial holding company, it may engage in any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)           purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Charter Financial, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends.  The FRB has issued a policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Charter Financial to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by First Charter, MHC. The Dodd-Frank Act requires federally-chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like First Charter, MHC, the FRB “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the FRB issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The FRB has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as First Charter, MHC.  In the past, the FRB generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the FRB will approve dividend waivers by First Charter, MHC in the future, or what conditions the FRB may place on any dividend waivers.  In early 2011, First charter, MHC received permission from the OTS to waive dividends in calendar 2011, including the dividend that is payable on December 29, 2011.

Conversion of First Charter, MHC to Stock Form. Federal regulations permit First Charter, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Charter Financial, First Charter, MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the new holding company. In a Conversion Transaction, each share of common stock held by stockholders other than First Charter, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the new holding company as they owned in Charter Financial immediately prior to the Conversion Transaction. Under a provision of the Dodd-Frank Act applicable to First Charter, MHC, Minority Stockholders should not be diluted because of any dividends waived by First Charter, MHC (and waived dividends should not be considered in determining an appropriate exchange ratio), in the event First Charter, MHC converts to stock form.  Any such Conversion Transaction would require various member and stockholder approvals, as well as regulatory approval.

Federal Securities Laws

Charter Financial’s common stock is registered with the Securities and Exchange Commission.  As a result, Charter Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.                      RISK FACTORS

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System (“FRB”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  Historically, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. As a result, rates paid on our interest-bearing liabilities have decreased more quickly than the rates we pay on the loans we have originated and the securities we have purchased.   Consequently, our interest rate spreads have increased in the short term.  However, our ability to lower our interest expense is now highly limited compared to the ability for average yields on our interest-earning assets to continue to decrease.  The FRB has indicated its intention to maintain low interest rates in the near future.  Accordingly, our interest rate spreads and our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At September 30, 2011, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $158.7  million.  Net unrealized losses on these securities totaled $3.0 million at September 30, 2011.

At September 30, 2011, our simulation model indicated that our net portfolio value would decrease by (1.0%) if there was an instantaneous parallel 100 basis point decrease in market interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Additionally, a majority of our single-family mortgage loan portfolio is comprised of adjustable-rate loans.  Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

Our non-covered non-residential loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets.  At September 30, 2011, our portfolio of non-covered commercial real estate, real estate construction, commercial business, and other non-covered non-residential loans totaled $311.4 million, or 72.4% of total non-covered loans, compared to $218.6 million, or 57.3% of total loans (all of which were non-covered) at September 30, 2006.  At September 30, 2011, the amount of non-covered non-performing non-residential loans was $5.8 million.    At September 30, 2011, our largest non-covered real estate borrowing relationships consisted of a borrower whose collateral consisted of development land, single family construction and multi-family income producing property. Our second largest is income producing industrial/office real estate.  Our third largest has land as collateral with a portion of the land developed for retail .  These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operations and earnings of the borrowers and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation.  Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance.  Additions to the allowance would decrease our net income. At September 30, 2011, our allowance for loan losses for non-covered loans was $9.4 million, or 2.19% of total non-covered loans and 80.13% of non-covered non-performing loans, compared to $9.8 million, or 2.12% of total non-covered loans and 84.0% of non-covered non-performing loans at September 30, 2010.  At September 30, 2011 there were $11.7 million in nonperforming loans that were not covered by loss sharing.

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

For the years ended September 30, 2011 and 2010, we have recorded $2.3 million and $2.5 million, respectively, in other than temporary impairment charges on non-government agency collateralized mortgage obligations.  At September 30, 2011, our securities portfolio totaled $158.7 million, which included $17.9 million of non-government agency collateralized mortgage obligations with net unrealized losses of $5.4 million.  A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary, which would result in additional losses that could be material.  These factors include, but are not limited to, a continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the underlying borrowers deteriorate. There remains limited liquidity for these securities and additional impairment charges may be required in future periods.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of our securities portfolio and the unrealized losses related to the portfolio.

Our business may continue to be adversely affected by downturns in our national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in west-central Georgia, east-central Alabama and the Florida panhandle. All of our branches and most of our deposit customers are also located in these states. A continuing decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, Georgia, Alabama and Florida have experienced home price declines, increased foreclosures and high unemployment rates.

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

If our non-performing assets increase, our earnings will decrease.

At September 30, 2011, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) not covered by loss sharing agreements totaled $15.8 million.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned.  Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level.  From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, which could detract from the overall supervision of our operations.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

We may incur additional losses due to downward revisions to our preliminary estimates of the value of assets acquired in the Neighborhood Community Bank, McIntosh Commercial Bank and The First National Bank of Florida acquisitions or due to higher than expected charge-offs with respect to the assets acquired, all of which may not be supported by our loss-sharing agreements with the FDIC.

We acquired approximately $202.8 million, $322.6 million and $251.8 million of assets in connection with the NCB, MCB and FNB acquisitions, respectively. We marked down these assets to fair value at the date of each acquisition based on preliminary estimates.

There is no assurance that the assets acquired in the NCB, MCB and FNB acquisitions will not suffer further deterioration in value after the date of acquisition, which would require additional charge-offs. We entered into loss sharing agreements with the FDIC that provide that 80% of losses related to the acquired loans and other real estate owned (“covered assets”), up to $82 million in losses with respect to the $177.6 million of NCB covered assets, up to $106 million in losses with respect to the $262.9 million of MCB covered assets, will be borne by the FDIC and thereafter the FDIC will bear 95% of losses on NCB and MCB covered assets.  We also entered into a loss sharing agreement with the FDIC that provides that 80% of losses related to the covered assets of $210.0 million acquired in the FNB transaction will be borne by the FDIC.  However, we are not protected from all losses resulting from charge-offs with respect to such covered assets. Further, the loss sharing agreements have limited terms ranging from five years for commercial loans to ten years for residential mortgage loans. Therefore, any charge-offs or related losses that we experience after the expiration of the loss sharing agreements will not be reimbursed by the FDIC and would reduce our net income. Finally, if we fail to comply with the terms of the loss sharing agreements, we could lose the right to receive payments on a covered asset from the FDIC under the agreements.  See “—Our ability to continue to receive benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements,” below.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

Our ability to recover a portion of our losses and retain the loss share protection is subject to our compliance with certain requirements imposed on us in the loss share agreements with the FDIC.  These requirements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, any merger or consolidation of CharterBank with another financial institution would require the consent of the FDIC under the loss share agreements relating to the NCB, MCB and FNB transactions.  In addition, certain public or private offerings of common stock by us that would increase our outstanding shares by more than 9% would require the consent of the FDIC under the MCB loss share agreements.

In instances where the FDIC’s consent is required under the loss share agreements, the FDIC may withhold its consent to such transactions or may condition its consent on terms that we do not find acceptable. While we obtained the FDIC’s consent in connection with our September 2010 offering of our common stock in September 2010, without paying a consent fee, there can be no assurance that in the future the FDIC will grant its consent or condition its consent on terms that we find acceptable.  If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, this may cause us not to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of our loss share agreements with the FDIC.

We may fail to realize any benefits and may incur unanticipated losses related to the assets we acquired and liabilities we assumed from Neighborhood Community Bank, McIntosh Commercial Bank and The First National Bank of Florida.

The success of the NCB, MCB and FNB acquisitions will depend, in part, on our ability to successfully combine the businesses and assets we acquired with our business, and our ability to successfully manage the significant loan portfolios that were acquired. It may take longer to successfully liquidate the nonperforming assets that were acquired in the NCB, MCB and FNB transactions.  As with any acquisition involving a financial institution, there may also be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions.  It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits of the transactions.  Successful integration may also be hampered by differences between our organization and the NCB, MCB and FNB organizations.  The loss of key employees of NCB, MCB and/or FNB could adversely affect our ability to successfully conduct business in the markets in which NCB, MCB and FNB operated, which could adversely affect our financial results.  Integration efforts will also divert attention and resources from our management.  In addition, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our ability to successfully integrate these operations.  If we experience difficulties with the integration process, the anticipated benefits of the transactions may not be realized fully, or at all, or may take longer to realize than expected.  Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Additional FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to successfully bid on failed bank transactions on terms we consider acceptable.

Our near-term business strategy includes the pursuit of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer’s risk of loss on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the nondeposit liabilities that we assume.  In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become more competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.  We expect increased competition from private equity groups and foreign banks, among others.  Many of these competing bidders will have more capital and other resources than CharterBank.

The FDIC or the Office of the Comptroller of the Currency(“OCC”), our primary federal regulator, could condition our ability to acquire a failed depository institution on compliance by us with additional requirements.

We may seek to acquire one or more additional failed depository institutions from the FDIC.  As the agency responsible for resolving failed depository institutions, the FDIC has the discretion to determine whether a party is qualified to bid on a failed institution.  On August 26, 2009, the FDIC adopted a Statement of Policy on Qualifications for Failed Bank Acquisitions that sets forth a number of significant restrictions and requirements as a condition to the participation by certain “private investors” and institutions in the acquisition of failed depository institutions from the FDIC.  Among the requirements would be that CharterBank maintain higher capital ratios for a three-year period following the acquisition of a failed depository institution from the FDIC, which would impair our ability to grow in the future without obtaining additional capital.  Based on our interpretation of the Statement of Policy, we do not believe the provisions of the Statement of Policy would apply to us.  However, if the FDIC were to adopt similar provisions that would apply to us, and we were unwilling to comply with such conditions, then we would not be permitted to acquire failed institutions from the FDIC.

In addition, we must receive the approval of our new primary federal regulator, the OCC, prior to bidding on the acquisition of a failed depository institution from the FDIC. As with the FDIC, the OCC could condition approval of our acquisition of a failed depository institution upon provisions that we are unable, or unwilling, to comply with.  The risk that we may be unable to receive approval from the OCC on terms acceptable to us may be increased by the fact that we have not yet been examined by the OCC since they replaced the Office of Thrift Supervision as our primary federal regulator, and our first examination by the OCC is not scheduled to begin until January 2012.

Acquisitions, including any additional FDIC-assisted acquisitions, could disrupt our business and adversely affect our operating results.

On June 26, 2009 we entered into an agreement with the FDIC to acquire assets with a fair value of approximately $196.7 million and assume liabilities with a fair value of approximately $196.7 million from Neighborhood Community Bank.  We also acquired four branches of NCB in the transaction, one of which has been closed.  On March 26, 2010, we entered into an agreement with the FDIC to acquire assets with a fair value of approximately $316.2 million and assume liabilities with a fair value of approximately $310.6 million from McIntosh Commercial Bank.  We also acquired four branches of MCB in the transaction, one of which has been closed.  On September 9, 2011, we entered into an agreement with the FDIC to acquire assets with a fair value of approximately $249.0 million and assume liabilities with a fair value of approximately $248.3 million from The First National Bank of Florida.  We also acquired eight branches of FNB in the transaction, four of which have been closed.  We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business.  To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth.  In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share.  Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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

The Dodd-Frank Act’s elimination of the OTS may adversely affect First Charter, MHC’s ability to waive dividends, which would adversely affect our ability to pay dividends and the value of our common stock.

The value of Charter Financial’s common stock is significantly affected by our ability to pay dividends to our public shareholders, which is affected by our earnings and cash resources at the holding company level and by the ability of CharterBank to make capital distributions to Charter Financial.  Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of First Charter, MHC, our mutual holding company, to waive the receipt of dividends declared by Charter Financial.  First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash resources to pay dividends to our public stockholders than if First Charter, MHC had accepted such dividends.

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like First Charter, MHC, the FRB “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the FRB issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The FRB has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as First Charter, MHC.  In the past, the FRB generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the FRB will approve dividend waivers by First Charter, MHC in the future, or what conditions the FRB may place on any dividend waivers.  In early 2011, First charter, MHC received permission from the OTS to waive dividends in calendar 2011, including the dividend that is payable on December 29, 2011.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

If the FRB increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

Moreover, bank regulatory agencies have responded aggressively to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of Thrift Supervision and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, recent legislative proposals would require changes to our overdraft protection programs that could decrease the amount of fees we receive for these services. For the years ended September 30, 2011 and 2010, overdraft protection fees totaled $3.4 million and $3.5 million, respectively.  Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.  Regulations limit interchange fees for banks over $10 billion and it remains to be seen how much this limitation migrates to smaller banks such as CharterBank.

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

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently conduct business through our administrative office in West Point, Georgia, our branch offices in west-central Georgia, East-central Alabama, the Florida Panhandle and our cashless branch office in Norcross, Georgia.  Our Georgia branch offices are located in Bremen, Carrollton, LaGrange (three offices), Newnan (two offices), Peachtree City and West Point, and our Alabama branches are located in Auburn (two offices), Opelika and Valley.  Our Florida Branch offices are in Milton, Pace, Pensacola, and Navarre.  The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $21.8 million at September 30, 2011.

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

	Price Per Share		Cash
	High	Low	Dividend Declared
Fiscal 2011

Fourth quarter	$9.70	$9.12	$0.05
Third quarter	10.00	9.73	0.05
Second quarter	11.05	10.65	0.05
First quarter	8.99	8.90	0.05

Fiscal 2010

Fourth quarter	$10.40	$7.50	$0.05
Third quarter	11.00	9.62	0.10	*
Second quarter	10.70	9.25	—	*
First quarter	12.30	8.65	0.25

* The $.05 per share cash dividend with respect to the second quarter of fiscal 2010 was delayed until the third fiscal quarter

Holders.

As of December 5, 2011, there were approximately 472 holders of record of our common stock.

Dividends.

Charter Financial has paid a quarterly cash dividend since September 2002.  Beginning with the dividend paid for the quarter ended March 31, 2010, we reduced our quarterly dividend from $0.25 per share to $0.05 per share.  The reduction of the dividend reflects our decision to pursue opportunities for deployment of capital in FDIC-assisted transactions such as the Neighborhood Community Bank, McIntosh Commercial Bank and The First National Bank of Florida transactions.  The dividend rate and the continued payment of dividends will primarily depend on our earnings, alternative uses for capital, such as FDIC-assisted transactions, capital requirements, acquisition opportunities, our financial condition and results of operations, statutory and regulatory limitations affecting dividends and the policies of the Board of Governors of the Federal Reserve System (“FRB”) regarding dividend waivers by federal mutual holding companies, like First Charter, MHC, that waived dividends prior to December 1, 2009, and, to a lesser extent, tax considerations and general economic conditions.

Under the rules of the Office of Comptroller of the Currency and the FRB, CharterBank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized.  For information concerning additional federal laws and regulations regarding the ability of CharterBank to make capital distributions, including the payment of dividends to Charter Financial, see “Taxation—Federal Taxation” and “Supervision and Regulation—Federal Banking Regulation.”

Unlike CharterBank, Charter Financial is not restricted by Office of the Comptroller of the Currency regulations on the payment of dividends to its shareholders.  However, the FRB has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies as well.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Charter Federal to pay dividends or otherwise engage in capital distributions.  In addition, the source of dividends that may be paid by Charter Federal depends on the net proceeds retained by it and earnings thereon, and dividends from CharterBank.

When Charter Financial pays dividends on its common stock to public shareholders, it is also required to pay dividends to First Charter, MHC, unless First Charter, MHC elects to waive the receipt of dividends.  When it was supervised by the Office of Thrift Supervision, First Charter, MHC generally waived its right to dividends on the shares of Charter Financial that it owns, which means that Charter Financial had more cash resources to pay dividends to its public shareholders than if First Charter, MHC accepted such dividends. The Dodd-Frank Act provides that a mutual holding company will be required to give the FRB notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.  The Dodd-Frank Act, however, further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as First Charter, MHC, that waived dividends prior to December 1, 2009.  The FRB has recently issued an interim final rule providing that, pursuant to the Dodd-Frank Act grandfathering provision, it “may not” object to dividend waivers under similar requirements applied by the Office of Thrift Supervision, the previous regulator of federal mutual holding companies, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The FRB has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of First Charter, MHC to waive dividends in the future, should any dividends be declared by the Charter Financial, is uncertain.  See “The Dodd-Frank Act may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock,” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In addition, pursuant to applicable regulations, during the three-year period following our stock offering in September, 2010, we will not take any action to declare an extraordinary dividend to shareholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III,  Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2011 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K.  The information at September 30, 2011 and 2010 and for the years ended September 30, 2011, 2010 and 2009 is derived in part from the audited consolidated financial statements that appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC.

	At September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,171,710	$1,186,082	$936,880	$801,501	$1,021,856
Non-covered loans receivable, net (1)	419,979	451,231	462,786	428,472	405,553
Covered loans receivable, net (2)	232,046	148,139	89,764	—	—
Investment and mortgage securities available for sale (3)	158,737	133,183	206,061	277,139	295,143
Freddie Mac common stock	—	—	—	—	200,782
Retail deposits (4)	883,389	739,691	463,566	356,237	378,463
Total deposits	911,094	823,134	597,634	420,175	430,683
Deferred income taxes	4,558	3,379	7,289	6,872	72,504
Total borrowings	110,000	212,000	227,000	267,000	272,058
Total retained earnings	107,962	107,598	103,304	103,301	99,926
Accumulated other comprehensive income (loss)	(1,971)	(3,498)	(8,277)	(6,849)	116,886
Total equity	$139,416	$136,876	$99,345	$102,302	$225,072

	Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:
Interest and dividend income	$45,786	$49,959	$40,340	$46,377	$54,646
Interest expense	15,228	22,758	22,599	26,771	29,827
Net interest income	30,558	27,201	17,741	19,606	24,819
Provision for loan losses	1,700	5,800	4,550	3,250	—
Provision for loan losses on covered loans	1,200	420	—	—	—
Net interest income after provision for loan losses	27,658	20,981	13,191	16,356	24,819
Total noninterest income	9,283	17,510	12,011	18,950	76,924
Total noninterest expenses	33,942	30,469	22,581	20,284	21,926
Income before provision for income taxes	2,999	8,022	2,621	15,022	79,817
Income tax expense	694	2,087	306	4,491	28,877
Net income	$2,305	$5,935	$2,315	$10,531	$50,940

Per Share Data:
Basic earnings per share	$0.13	$0.32	$0.13	$0.55	$2.67
Fully diluted earnings per share	$0.13	$0.32	$0.12	$0.55	$2.65
Dividends declared per share	$0.20	$0.40	$1.00	$1.75	$4.45

(1)
Excludes “covered loans” acquired from the FDIC subject to loss-sharing agreements.  See Note 3 to the Notes to our Consolidated Financial Statements.  Loans shown are net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.

(2)	Consists of loans acquired from the FDIC subject to loss sharing agreements. See Note 3 to the Notes to our Consolidated Financial Statements.
(3)	Includes all CharterBank investment and mortgage securities available for sale, excluding Freddie Mac common stock.
(4)	Retail deposits include core deposits and certificates of deposit other than brokered and wholesale certificates of deposit.

At or For the Years Ended September 30,
2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.22%	0.56%	0.27%	1.16%	4.81%
Return on average equity (ratio of net income to average equity)	1.67%	5.62%	2.25%	6.23%	20.30%
Interest rate spread (1)	3.53%	3.30%	2.08%	1.47%	1.00%
Net interest margin (2)	3.59%	3.19%	2.35%	2.32%	2.46%
Efficiency ratio (3)	85.32%	79.16%	75.90%	52.61%	21.55%
Non-interest expense to average total assets	3.34%	2.89%	2.68%	2.23%	2.07%
Average interest-earning assets as a ratio of average interest-bearing liabilities	1.04	x	0.89	x	1.09	x	1.27	x	1.50	x
Average equity to average total assets	13.43%	10.03%	12.12%	18.56%	23.70%
Dividend payout ratio (5)	83.82%	27.29%	153.79%	66.97%	27.83%

Asset Quality Ratios (4):

Non-covered Assets (4):
Non-performing assets to total assets	1.99%	2.33%	2.16%	1.68%	0.80%
Non-performing loans to total loans	2.72%	2.55%	2.82%	2.47%	1.93%
Allowance for loan losses as a ratio of non-performing loans	0.80	x	0.84	x	0.71	x	0.77	x	0.76	x
Allowance for loan losses to total loans	2.19%	2.12%	1.98%	1.89%	1.46%
Net charge-offs as a percentage of average non-covered loans outstanding	0.48%	0.90%	0.71%	0.24%	0.02%

Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	24.36%	21.53%	15.71%	18.15%	24.18%
Tier I capital (to risk-weighted assets)	23.10%	20.28%	14.65%	16.90%	12.57%
Tier I capital (to average assets)	10.68%	10.21%	9.30%	10.51%	9.43%

Consolidated Capital Ratios:
Total equity to total assets	11.90%	11.42%	10.49%	12.76%	22.03%
Tangible total equity to total assets	11.38%	10.98%	9.99%	12.18%	21.61%

Other Data:
Number of full service offices	18	16	14	10	9
Full time equivalent employees	294	260	209	178	173

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)
Covered assets consist of assets of Neighborhood Community Bank (“NCB”),  McIntosh Commercial Bank (“MCB”), and The First National Bank of Florida (“FNB”) acquired from the FDIC subject to loss sharing agreements.  Non-covered assets consist of assets other than covered assets.  See Note 6 to the Notes to our Consolidated Financial Statements.

(footnotes continue on following page)

(continued from previous page)

(5)
The dividend payout ratio represents total dividends declared and not waved per share divided by total net income. The following table sets forth the aggregate cash dividends paid per period and the amount of dividends paid to public shareholders and to First Charter, MHC:

	For the Year Ended September 30,
	2011	2010	2009	2008	2007
Dividends paid to public stockholders	$1,340,899	$1,040,926	$2,651,554	$5,656,953	$14,562,112
Dividends paid to First Charter, MHC	600,000	600,000	750,000	1,500,000	—
Total dividends paid	$1,940,899	$1,640,926	$3,401,554	$7,156,953	$14,562,112

First Charter, MHC waived dividends of  $1.7 million, $5.7 million, $28.7 million, $26.3 million and $70.6 million during the years ended September 30, 2011, 2010, 2009, 2008 and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, collateralized mortgage obligations and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers.  We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. This 57-year history in the community, combined with management’s extensive experience and adherence to conservative underwriting standards through numerous business cycles, has enabled us to maintain a strong capital position despite the economic recession.

We believe that the current economic and financial services environment presents a significant opportunity for us to grow our retail banking operations both organically, as many competing financial institutions have scaled back lending and other activities, and through FDIC-assisted acquisitions of troubled financial institutions, such as our acquisition of NCB, MCB, and FNB in June 2009, March 2010, and September 2011, respectively.  Through the NCB, MCB, and FNB transactions, CharterBank acquired sixteen full-service branch offices of which ten were retained.  We also acquired retail deposits of $582.7 million in the three transactions.  In each of the FDIC-assisted acquisitions, we participated in a competitive bid process in which we offered a negative bid on net assets acquired ($26.9 million in the NCB transaction, $53.0 million in the MCB transaction, and $28.0 million in the FNB transaction) and no deposit premium.  We also entered into loss sharing agreements with the FDIC which cover a majority of the assets acquired (referred to as “covered assets”).  See “FDIC-Assisted Acquisitions” below.  We anticipate that the prevailing weakness in the banking sector and the potential weakness of any economic recovery will provide additional opportunities for us to participate in FDIC-assisted transactions.

From January 1, 2009 through September 30, 2011, 371 banking institutions failed in the United States, including 59 failures that have occurred in the state of Georgia.  We believe that purchasing distressed banking assets from the FDIC provides us with a low-risk opportunity to enhance our banking franchise, and we intend to evaluate such opportunities as they arise.  We believe that there are numerous banks within or adjacent to our target market areas that are subject to various enforcement actions and that have increasing levels of non-performing assets and declining capital levels.  Our knowledge of the marketplace and our experienced management team, together with our experience in managing problem assets acquired from the FDIC in the NCB, MCB, and FNB transactions and our capital  level, position us to take advantage of future opportunities to acquire troubled financial institutions in our market area.

Key aspects of our business strategy include the following:

•
Leveraging our capital base and acquisition experience to pursue additional strategic growth opportunities, especially FDIC-assisted acquisitions, such as NCB, MCB and FNB. As a result of the NCB, MCB, and FNB acquisitions, we have broader market coverage, particularly in west-central Georgia and northwest Florida Panhandle.  Moreover, we expect that the high level of service and expanded product offerings we are providing to the former NCB, MCB, and FNB customers will facilitate growth.

•
Growing our retail banking presence throughout the markets in west-central Georgia, east-central Alabama, and the northwest Florida Panhandle, including our expanded retail footprint resulting from the NCB, MCB and FNB acquisitions, while reducing our emphasis on wholesale banking.  We have paid off all borrowings acquired in the NCB acquisition and by March 31, 2010, 100% of NCB’s wholesale deposits had been eliminated.  Since acquiring MCB, we have paid off $9.3 million of borrowings acquired in the MCB acquisition and 97.8% of MCB’s wholesale deposits have been eliminated.  There were no borrowing acquired in the FNB transaction and essentially no wholesale deposits.  We intend to build a diversified balance sheet, positioning CharterBank as a full-service community bank that offers both retail and commercial loan and deposit products to all markets within the I-85 corridor and the adjacent markets resulting from our acquisitions of NCB, MCB, and FNB.

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

•
Reducing our nonperforming assets and classified assets through diligently monitoring resolution efforts, including problem covered assets of NCB, MCB and FNB.  As of September 30, 2011, we had $75.5 million of non-performing loans as well as $31.8 million of real estate owned, of which $63.9 million and $27.7 million, respectively, related to covered assets acquired from NCB, MCB and FNB.  We have established problem asset resolution teams to resolve nonperforming assets and classified assets acquired in the NCB, MCB and FNB transactions.  While the majority of these nonperforming assets do not pose a significant credit risk because they are covered under loss sharing agreements with the FDIC, reducing the amount of non-performing assets acquired in the NCB, MCB and FNB acquisitions will reduce the cost of carrying these assets.  See “Asset Quality.”

•
Continuing to integrate the assets and liabilities we acquired from NCB in June 2009, MCB in March 2010, and FNB in September 2011, achieving operational efficiencies through the consolidation or relocation of our branches, and building on the NCB, MCB and FNB franchises by offering expanded products and services.

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

Under agreements with the FDIC, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $82.0 million. Loans, including commitments and other real estate owned covered under the loss sharing agreements with the FDIC are referred to in this Annual Report on Form 10-K as “covered loans” and “covered other real estate,” respectively.  The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years. In addition to the $26.9 million of fair value discounts, CharterBank initially recorded an indemnification asset from the FDIC in the amount of $50.0 million as part of the loss sharing agreements.  An additional $6.5 million has been recorded to increase the indemnification asset because of increased estimates of loss subsequent to the June 2009 acquisition date.  CharterBank has received $52.8 million in cash from the FDIC in loss sharing through September 30, 2011 relating to NCB agreements.

CharterBank determined current fair value accounting estimates of the acquired assets and liabilities in accordance with accounting requirements for acquisition transactions. It is expected that CharterBank now has sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer, liquidation of collateral, or under the FDIC loss sharing agreements) to cover losses on the covered loans and other real estate.  CharterBank has further recorded a FDIC receivable for losses expected to be indemnified by the FDIC.  Furthermore, CharterBank expects to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans.  No goodwill or bargain purchase gain was recorded in the transaction.

The following table shows adjustments to the fair value of the assets and liabilities acquired and other acquisition accounting adjustments and the resulting gain from the NCB acquisition as of June 26, 2009.

	As Recorded by NCB	Aggregate fair value and other acquisition accounting adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$10,602,482	$19,415,855	(1)	$30,017,337
Securities	12,763,061	(14,395)	(2)	12,748,666
FHLB stock	1,157,700	—		1,157,700
Loans, net of unearned income	159,900,960	(65,194,681)	(3)	94,706,279
Other real estate owned	17,676,456	(10,240,018)	(4)	7,436,438
FDIC receivable for loss sharing agreements	—	49,991,245	(6)	49,991,245
Other assets	691,601	1,100,000		691,601
	—	(1,100,000)		—
Total assets acquired	$202,792,260	$(6,042,994)		$196,749,266	(5)
Liabilities:
Deposits	$181,325,925	$912,499	(7)	$182,238,424
FHLB advances	13,000,000	76,665	(8)	13,076,665
Other liabilities	981,190	452,987	(9)	1,434,177
Total liabilities assumed	195,307,115	1,442,151		196,749,266
Excess of assets acquired over liabilities assumed	$7,485,145
Aggregate fair value and other acquisition accounting adjustments		$(7,485,145)

(1)	Reflects the initial funds received from the FDIC on the acquisition date.
(2)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired investment securities portfolio.
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

On the June 26, 2009 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from NCB was $51.0 million, and the estimated fair value of such loans was $20.0 million.  The impaired NCB loans were valued based on the liquidation value of the underlying collateral because the timing and amount of the expected cash flows could not be reasonably estimated.  As a result, we have no accretable discount on these impaired loans.  We established a credit risk discount (nonaccretable) of $31.0 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans.  Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the NCB acquisition was $108.9 million, and the estimated fair value of the loans was $74.7 million.  At such date, we established an allowance for loan losses of $23.8 million on these loans representing amounts which are not expected to be collected from the customer nor from liquidation of collateral.  In our estimate of cash flows for the non-impaired NCB loans, we also recorded an accretable discount of $10.4 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans.  As of the acquisition date, we also recorded a net FDIC receivable of $50.0 million, representing FDIC indemnification under the loss sharing agreements for covered loans and other real estate.  Such receivable has been discounted by $2.0 million for the expected timing and receipt of these cash flows.  The ultimate collectability of the FDIC receivable is dependent on the performance of the underlying covered assets, the passage of time and claims paid by FDIC.

The loss sharing agreements will likely have a material impact on our cash flows and operating results in both the short term and the long term. In the short term, it is likely that a significant amount of the covered loans will become delinquent or will have inadequate collateral to repay the loans. In such instances, we will stop accruing interest on the loans, which will affect operating results, and we will likely stop recognizing receipt of payments on these loans, which will affect cash flows.  However, if a loan is subsequently charged off or written down after we exhaust our best efforts at collection, the loss sharing agreement will cover a substantial portion of the loss associated with the loans.  Management believes that it has established sufficient nonaccretable discounts on covered assets compared to their acquired contractual payment amounts.  As a result, the Company’s operating results would only be adversely affected by loan losses on covered assets to the extent that such losses exceed the expected losses reflected in the fair value of the covered assets at the acquisition date and ongoing assessments.  Nonaccretable discounts were also established within loans for any amounts expected to be recovered from the loss sharing agreements with the FDIC because such amounts are disclosed within the FDIC receivable.

Assets covered by loss sharing, reflecting acquisition fair values and related nonaccretable discounts decreased from $102.1 million at acquisition to $69.6 million at September 30, 2011.   Loss estimates were increased by $6.0 million and $2.1 million in fiscal 2011 and 2010, respectively .  This resulted in expensing provision for losses on covered assets of $1.2 million and $420,635 for fiscal 2011 and 2010.  We have received $52.8 million in cash reimbursements  from the FDIC and have a remaining FDIC indemnification receivable of $9.4 million.  If we incur an additional $5.2 million in losses and/or expenses all additional losses and expenses will be reimbursed at the 95% level.

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

The former NCB franchise is currently operating under the CharterBank name.  Since the acquisition, retail customer deposits have increased slightly through September 30, 2011, which significantly exceeds the pre-acquisition planning targets. CharterBank converted operational systems at the former NCB branches in November 2009.

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

Under agreements with the FDIC, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $106.0 million. Loans, including commitments and other real estate owned covered under the loss sharing agreements with the FDIC are referred to in this Annual Report on Form 10-K as “covered loans” and “covered other real estate,” respectively.  The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years. CharterBank initially recorded an indemnification asset from the FDIC in the amount of $108.3 million as part of the loss sharing agreements.

CharterBank determined current fair value accounting estimates of the acquired assets and liabilities in accordance with new accounting requirements for business combinations under which the assets acquired and liabilities assumed are recorded at their respective acquisition date fair values.  It is expected that CharterBank will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer, liquidation of collateral, or under the FDIC loss sharing agreements) to cover  any losses on the covered loans and other real estate.  CharterBank has further recorded a FDIC receivable for losses expected to be indemnified by the FDIC and also loan nonaccretable discounts for such credit losses.  Furthermore, CharterBank expects to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans.  In addition, CharterBank recorded in noninterest income approximately $9.3 million in a pre-tax acquisition gain, or negative goodwill, as a result of the MCB transaction which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed.

The following table shows adjustments to the fair value of the assets and liabilities acquired and the resulting gain from the MCB acquisition as of March 26, 2010.

	As Recorded by MCB		Fair Value Adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$32,285,757		$36,629,236	(1)	$68,914,993
FHLB and other bank stock	1,321,710		(200,410)	(2)	1,121,300
Investment securities	24,744,318		(75,028)	(2)	24,669,290
Loans, net of unearned income	207,644,252		(110,645,341)	(3)	96,998,911
Other real estate owned	55,267,968		(40,136,424)	(4)	15,131,544
FDIC receivable for loss sharing agreements	—		108,252,007	(5)	108,252,007
Core deposit intangible	—		258,811	(6)	258,811
Other assets	1,313,923		(427,702)	(7)	886,221
Total assets acquired	$322,577,928		$(6,344,851)		$316,233,077
Liabilities:
Deposits:
Noninterest-bearing	$5,443,673		$—		$5,443,673
Interest-bearing	289,862,953		683,100	(8)	290,546,053
Total Deposits	295,306,626		683,100		295,989,726
FHLB advances and other borrowings	9,491,486		—		9,491,486
Deferred tax liability	—		3,737,126	(9)	3,737,126
Other liabilities	1,409,048		—		1,409,048
Total liabilities assumed	306,207,160		4,420,226		$310,627,386
Excess of assets acquired over liabilities assumed	$16,370,768	(10)
Aggregate fair value adjustments			$(10,765,077)
Net assets of MCB acquired					$5,605,691

(1)	Reflects the initial funds received from the FDIC on the acquisition date.
(2)	Reflects fair value adjustments based on CharterBank’s evaluation of the acquired investment securities portfolio.
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

Accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the MCB acquisition as uncertainty regarding collectability of future contractual payments are incorporated into the fair value measurement.  On the March 26, 2010 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from MCB was $136.9 million, and the estimated fair value of such loans was $50.4 million.  The impaired MCB loans were generally valued based on the liquidation value of the underlying collateral because most of the loans are collateral dependent.  We established credit risk related discounts (nonaccretable) of $73.8 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans.  Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the MCB acquisition was $70.8 million, and the estimated fair value of the loans was $46.6 million.  We established credit risk related discounts of $18.9 million on these non-impaired loans.  In our estimate of cash flows for the MCB loans, we also recorded accretable discounts of $17.9 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents cash flows expected to be collected.  As of the acquisition date, we also recorded a net FDIC receivable of $108.3 million, representing FDIC indemnification under the loss sharing agreements for covered loans and other real estate.  Such receivable has been discounted by $1.7 million for the expected timing of receipt of these cash flows.

Assets covered by loss sharing, reflecting acquisition fair values and related nonaccretable discounts decreased from $112.1 million at acquisition to $78.3 million at September 30, 2011.   We have received $79.1 million in cash reimbursements from the FDIC and have a remaining FDIC indemnification receivable of $35.8 million.  Any additional losses and expenses will be reimbursed at the 95% level.

The effects of the loss sharing agreements on cash flows and operating results effects will depend primarily on the ability of borrowers to make expected payments over time. As the loss sharing agreements cover up to a 10-year period (5 years for loans other than single family residential mortgage loans), changing economic conditions will likely affect the timing of future charge-offs and the resulting reimbursements from the FDIC.

The First National Bank of Florida.  On September 9, 2011, CharterBank entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of The First National Bank of Florida a full-service commercial bank headquartered in Milton, Florida.  The FNB acquisition extended CharterBank’s retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds.  The retention of four of FNB’s eight full-service branches has expanded CharterBank’s market presence in the northwestern Florida Panhandle region and adjacent areas in which CharterBank is seeking to expand.

CharterBank assumed $247.5 million of liabilities, including $244.7 million of retail deposits.  CharterBank acquired approximately $251.8 million of FNB’s assets, including $185.9 million in loans, net of unearned income, and $24.9 million of other real estate owned (“OREO”).  The assets acquired also included $49.3 million of cash and cash equivalents and $13.0 million of securities.

Under agreements with the FDIC, as part of the Purchase and Assumption Agreement, CharterBank and the FDIC entered into two loss sharing agreements - one for single family loans, and one for all other loans and OREO. Under the loss sharing agreements, the FDIC will cover 80% of covered loan and OREO losses, with the exception of $900,259 (contractual balance) in consumer loans.  The term for loss sharing on residential real estate loans and OREO is ten years, while the term for loss sharing on non-residential real estate loans and OREO is five years in respect to losses and eight years for loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, accrued interest on loans for up to 90 days, the book value of OREO and certain direct costs. New loans made after the date of the transaction are not covered by the loss sharing agreements.

CharterBank determined current fair value accounting estimates of the acquired assets and liabilities in accordance with accounting requirements for business combinations under which the assets acquired and liabilities assumed are recorded at their respective acquisition date fair values.  The fair value estimates of FNB’s assets and liabilities acquired from the FDIC are preliminary and subject to refinement as additional information becomes available.  Under current accounting principles, information regarding the Company’s estimates of fair value may be adjusted for a period of up to one year following the acquisition date.  It is expected that CharterBank will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer, liquidation of collateral, or under the FDIC loss sharing agreements) to cover losses on the covered loans and OREO.  CharterBank has further recorded a FDIC receivable for losses expected to be indemnified by the FDIC.  Furthermore, CharterBank expects to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans.  In addition, CharterBank recorded in noninterest income approximately $1.1 million in a pre-tax acquisition gain, or negative goodwill, as a result of the FNB transaction which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed.

The following table shows adjustments to the fair value of the assets and liabilities acquired and the resulting gain from the FNB acquisition as of September 9, 2011.

	As Recorded by FNB		Fair Value Adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$25,689,080		$23,637,211	(a)	$49,326,291
FHLB and FRB stock	993,612		—		993,612
Investment securities available for sale	13,002,568		(97,407)	(b)	12,905,161
Loans, net of unearned income	185,927,300		(64,463,794)	(c)	121,463,506
Other real estate owned	24,943,178		(14,383,246)	(d)	10,559,932
FDIC receivable for loss sharing agreements	—		51,555,999	(e)	51,555,999
Core deposit intangible	—		1,134,697	(f)	1,134,697
Other assets	1,291,037		(251,246)	(g)	1,039,791
Total assets acquired	$251,846,775		$(2,867,786)		$248,978,989
Liabilities:
Deposits	244,715,032		—		244,715,032
Deferred tax liability	—		420,919	(j)	420,919
Other liabilities	2,768,954		400,000	(i)	3,168,954
Total liabilities assumed	247,483,986		820,919		$248,304,905
Excess of assets acquired over liabilities assumed	$4,362,789	(h)
Aggregate fair value adjustments			$(3,688,705)
Net assets of FNB acquired					$674,084

(a) –	Adjustment reflects the initial wire received from the FDIC adjusted for overpayment by the FDIC on the acquisition date.
(b) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired investment securities portfolio.
(c) –
Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio.  The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(d) –	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.
(e) –
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements.  The receivable was recorded at present value of the estimated cash flows using an average discount rate of approximately two percent.

(f) –	Adjustment reflects fair value adjustments to record the estimated core deposit intangible.
(g) –	Adjustment reflects fair value adjustments to record certain other assets acquired in this transaction.
(h) –
Amount represents the excess of assets acquired over liabilities assumed and since the asset discount bid by CharterBank of $28 million exceeded this amount, the difference resulted in a  cash settlement with the FDIC on the acquisition date.

(i) –	Adjustment reflects fair value adjustments to record certain other liabilities in this transaction.
(j) –	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.

Accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the FNB acquisition as uncertainty regarding collectability of future contractual payments are incorporated into the fair value measurement.  On the September 9, 2011 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from FNB was $121.6 million, and the estimated fair value of such loans was $57.8 million.  The impaired FNB loans were generally valued based on the liquidation value of the underlying collateral because most of the loans are collateral dependent.  Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the FNB acquisition and covered by the FDIC was $64.3 million, and the estimated fair value of the loans was $63.6 million.  We did not establish any credit risk related discounts on these non-impaired loans.  In our estimate of cash flows for the FNB loans, we recorded accretable discounts of $11.8 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents cash flows expected to be collected.  As of the acquisition date, we also recorded a net FDIC receivable of $51.6 million, representing FDIC indemnification under the loss sharing agreements for covered loans and other real estate.  Such receivable has been discounted by $2.0 million for the expected timing of receipt of these cash flows.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.

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

Management believes that the allowance for loan losses is adequate. At September 30, 2011, Charter Financial had 95.8% of its total non-covered loan portfolio secured by real estate, with one- to four-residential mortgage loans comprising 23.0% of the total non-covered loan portfolio, commercial real estate loans comprising 58.0% of the total non-covered loan portfolio, and construction loans comprising 9.9% of the total non-covered loan portfolio.  Charter Financial carefully monitors its commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions.  For many owner-occupied commercial real estate loans, debt service may be dependent upon cash flow from business operations.  The residential category represents those loans Charter Financial chooses to maintain in its portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so Charter Financial takes no credit or interest rate risk with respect to these loans.

Through the FDIC-assisted acquisition of the assets of NCB, we established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $6.9 million at September 30, 2011.  Management believes this allowance for non-impaired covered loans is adequate. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB, MCB, and FNB, we established non-accretable discounts for the acquired impaired loans and we also established non-accretable discounts for all other loans of MCB.  These non-accretable discounts were based on estimates of future cash flows.  Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates.  When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.  During the years ended September 30, 2011 and 2010, we increased non-accretable discounts relating to NCB-acquired loans by $6.0 million and $2.1 million, recorded $1.2 million and $421,000 as a charge to earnings, with $4.8 million and $1.7 million recorded as an increase to the FDIC receivable.

Other-Than-Temporary Impairment of Investment Securities. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security.  In connection with the assessment for other than temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, reviews average credit score data of underlying mortgages, and assesses other current data.  The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

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

Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions.  In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2011.

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

Estimation of Fair Value.  The estimation of fair value is significant to certain of our assets, including investment securities available for sale, other real estate owned, assets and liabilities subject to acquisition accounting and the value of loan collateral for impaired loans.  These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, generally accepted accounting principles require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, liquidity considerations, discount rates and the shape of yield curves.  For additional information relating to the fair value of our financial instruments, see Note 15 to the consolidated financial statements.

Comparison of Financial Condition at September 30, 2011 and 2010

Assets. Total assets decreased by $14.6 million, or 1.2%, to remain at $1.2 billion for both September 30, 2011 and September 30, 2010.  Cash and cash equivalents decreased to $149.8 million at September 30, 2011, down from $235.6 million at September 30, 2010.   This decrease was planned with the repayment of $102 million of FHLB advances in the first quarter of fiscal 2011.

Loans.  At September 30, 2011, total  loans were $652.0 million, or 55.7% of total assets.  During the year ended September 30, 2011, our loan portfolio increased by $52.7 million, or 8.8%.  The increase was due to the acquisition of $121.5 million of loans at fair value in the FNB transaction, which was partially offset by paydowns in both the legacy and acquired loan portfolios.  Of the $652.0 million in net loans as of September 30, 2011, $232.0 million were covered by FDIC loss sharing agreements.

	Non-covered	Covered	Total
	(Dollars in Thousands)
Net Loan Receivable Balances:
September 30, 2011	$419,979	$232,046	$652,025
June 30, 2011	434,309	120,140	554,449
March 31, 2011	435,276	124,583	559,859
December 31, 2010	447,621	136,400	584,021
September 30, 2010	451,231	148,139	599,370
June 30, 2010	463,720	201,678	665,398

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to four-family residential real estate (1)	$98,845	14.3%	$106,041	16.9%	$126,097	20.9%	$138,205	31.6%	$138,528	33.6%
Commercial real estate	252,037	36.4	267,726	42.6	270,062	44.8	222,056	50.8	181,585	44.0
Real estate construction (2)	41,726	6.0	45,930	7.3	43,965	7.3	39,563	9.0	52,040	12.6
Commercial	17,613	2.6	19,604	3.1	10,466	1.7	15,543	3.6	18,999	4.6
Consumer and other loans (3)	20,138	2.9	22,486	3.6	22,715	3.7	22,154	5.0	21,267	5.2
Covered loans (4)	261,198	37.8	182,335	26.5	122,060	21.6	—	—	—	—

Total loans	691,557	100.0%	644,122	100.0%	595,365	100.0%	437,521	100.0%	412,419	100.0%

Other items:
Net deferred loan (fees)	(1,050)		(758)		(857)		(804)		(852)
Allowance for loan losses-non-covered loans	(9,370)		(9,797)		(9,332)		(8,244)		(6,013)
Allowance for loan losses-covered loans (5)	(6,892)		(15,554)		(23,832)		—		—
Accretable discount (5)	(22,221)		(18,643)		(8,794)		—		—

Loans receivable, net	$652,024		$599,370		$552,550		$428,473		$405,554

(1)	Excludes loans held for sale of $291, $2,061, $1,123, $1,292 and $921 at September 30, 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	Net of undisbursed proceeds on loans-in-process.
(3)	Includes home equity loans, lines of credit and second mortgages.
(4)
Consists of loans and commitments acquired in the NCB, MCB, and FNB acquisitions that are covered by loss sharing agreements with the FDIC.  Such amounts are presented net of non-accretable discounts of $72,149, $52,861 and $7,137 at September 30, 2011, 2010 and 2009, respectively.

(5)	See Note 6 to the Notes to our Consolidated Financial Statements.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2011.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate (1)		Commercial real estate(2)		Real estate Construction (3)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2012	$10,990	6.27%	$176,146	5.83%	$44,630	4.80%
2013	7,568	6.12	73,575	5.93	2,844	5.37
2014	1,335	7.00	37,358	5.48	-	-
2015 to 2016	1,549	5.67	13,117	5.12	117	7.00
2017 to 2021	11,768	5.51	29,885	5.49	-	-
2022 to 2026	11,423	5.81	49,309	5.55	5	0.25
2027 and beyond	70,705	5.37	71,738	5.78	-	-

Total	$115,338	5.58%	$451,128	5.74%	$47,596	4.84%
	Commercial (4)		Consumer and other loans (5)		Total (6)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2012	$24,918	5.86%	$3,446	6.04%	$260,130	5.68%
2013	5,388	5.85	1,950	5.41	91,325	5.96
2014	2,970	6.17	2,157	5.74	43,820	5.49
2015 to 2016	3,812	4.20	4,298	5.47	22,893	5.13
2017 to 2021	3,181	4.97	12,010	4.77	56,844	5.34
2022 to 2026	2,196	4.73	3,987	3.80	66,920	5.46
2027 and beyond	183	5.13	107	6.93	142,733	5.57

Total	$42,648	5.59%	$27,955	5.02%	$684,665	5.61%

(1)	Includes $16,494 of covered loans.
(2)	Includes $199,092 of covered loans.
(3)	Includes $5,868 of covered loans. Presented net of undisbursed proceeds on loans-in-progress.
(4)	Includes $25,035 of covered loans.
(5)	Includes $7,817 of covered loans.
(6)	Excludes nonaccretable discounts, allowance for loan losses on covered loans, and net deferred loan fees.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Due After September 30, 2012
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family residential real estate	$32,673	$71,674	$104,347
Commercial real estate	55,374	219,610	274,984
Real estate construction	169	2,796	2,965
Commercial	4,935	12,796	17,731
Consumer and other loans	3,652	20,856	24,508

Total loans	$96,803	$327,732	$424,535

Investment and Mortgage Securities Portfolio. At September 30, 2011, our investment and mortgage securities portfolio totaled $158.7 million, compared to $133.2 million at September 30, 2010.  The increase was due to $111.2 million in purchases and $12.9 million acquired in the acquisition of FNB, offset by $41.3 million in sales, $3.6 million that were called, and $52.5 million in principal paydowns.  During 2011, we also had approximately $2.3 million in other than temporary impairment charges on non-government agency collateralized mortgage obligations.  During 2010, we also had approximately $2.5 million in other than temporary impairment charges on non-government agency collateralized mortgage obligations.

We review our investment portfolio on a quarterly basis for indications of impairment.  In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.  Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows.  If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.  At September 30, 2011, we held no securities in our investment portfolio with other-than-temporary impairment, except for three non-agency collateralized mortgage obligations, which are discussed further below.  At September 30, 2011, these three non-agency securities had a combined book value of $7.8 million and combined unrecognized losses of $3.3 million, reflected through other comprehensive income.

The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated.  At September 30, 2011, all investment and mortgage securities were classified as available for sale.  With the exception of obligations of U.S. Government sponsored enterprises (“GSE”s) and GSE mortgage-backed securities and collateralized mortgage obligations, we held no securities at September 30, 2011 with a book value that exceeded 10% of total stockholders’ equity.

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities:
U.S. Government sponsored entities	$17,414	$17,510	$-	$-	$4,157	$4,435
Municipals	10,618	10,626	100	103	-	-
Total investment securities	28,032	28,136	100	103	4,157	4,435
Mortgage-backed and mortgage-related securities:
Fannie Mae	62,751	63,608	35,164	35,962	53,593	53,975
Ginnie Mae	5,842	6,088	25,437	26,098	5,745	5,979
Freddie Mac	20,634	21,291	7,135	7,614	27,438	27,679
Total mortgage-backed and mortgage related securities	89,227	90,987	67,736	69,674	86,776	87,633
Collateralized mortgage obligations:
Fannie Mae	16,682	17,133	9,605	9,872	37,302	37,706
Ginnie Mae	3,648	3,676	6,131	6,108	—	—
Freddie Mac	871	944	20,516	20,785	19,206	19,380
Other	23,263	17,860	34,395	26,641	71,160	56,908
Total collateralized mortgage obligations	44,464	39,613	70,647	63,406	127,668	113,994

Total mortgage-backed securities and collateralized mortgage obligations	133,691	130,600	138,383	133,080	214,444	201,627

Total	$161,723	$158,736	$138,483	$133,183	$218,601	$206,062

We analyze our non-agency collateralized mortgage securities for other than temporary impairment at least quarterly.  We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors.  We apply the Bloomberg default model, and if the bond shows no losses we consider it not other than temporarily impaired.  If a bond shows losses or a break in yield with the Bloomberg default model,  we create a probable vector of loss severities and defaults and if it shows a loss we consider it other than temporarily impaired.

The following table shows issuer-specific information, book value, fair value and unrealized losses for our portfolio of non-agency collateralized mortgage obligations as of September 30, 2011.  As of September 30, 2011, we had cumulatively recorded $2.0 million of other than temporary impairment charges with respect to CWALT 2005-63 2A2, $2.4 million of other than temporary impairment charges with respect to SARM 2005-15 2A2, and $380,000 of other than temporary impairment charges with respect to MARM 2004-13 B1.  No other mortgage securities in our investment portfolio were other than temporarily impaired at September 30, 2011.

Cusip	Description	Credit Rating			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch			(Dollars in thousands)
12668AXE0	CWALT 2005-63 2A2	C	D	n/a	$2,007	$1,693	$375	$209	$(166)
172921J74	CMSI 1993-14 A3	WR	BB	n/a	-	127	127	121	(6)
17307GDL9	CMLTI 2004-HYB1 A31	B3	n/a	AA	-	1,783	1,783	1,672	(111)
36228FQF6	GSR 2003-4F 1A2	n/a	AAA	AAA	-	507	507	517	10
36242DXZ1	GSR 2005-2F 1A2	n/a	B	AA	-	836	836	842	6
55265KL80	MASTR 2003-8 4A1	n/a	AAA	AAA	-	1,314	1,304	1,328	24
576433QD1	MARM 2004-7 5A1	Ba3	AAA	n/a	-	6,423	6,423	5,538	(885)
576433UQ7	MARM 2004-13 B1	NR	B-	n/a	380	6,911	6,530	3,473	(3,057)
576433VN3	MARM 2004-15 4A1	Ba3	n/a	B	-	3,069	3,069	2,354	(715)
863579UR7	SARM 2005-15 2A2	NR	CC	n/a	2,436	3,343	907	828	(79)
86359BVF5	SARM 2004-6 3A3	n/a	AAA	n/a	-	1,402	1,402	978	(424)
					$4,823	$27,408	$23,263	$17,860	$(5,403)

Cash flow analysis indicates that the yields on all of the securities listed in the table are maintained.  The unrealized losses shown may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches.  As of September 30, 2011, the securities above were classified as available for sale and $4.8 million had been cumulatively recognized as impairment through net income. Based on the analysis performed by management as of September 30, 2011, the Company deemed it probable that all contractual principal and interest payments on the above securities, other than the three securities identified above as being other than temporarily impaired, will be collected and therefore there is no other than temporary impairment.

Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	Less than One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities:
U.S. Governmental sponsored entities	$1,450	4.45%	$7,456	3.13%	$-	-%	$8,508	5.88%	$17,414	$17,510	4.82%
Municipals	100	3.85	3,063	3.96	4,183	4.53	3,272	5.01	10,618	10,626	4.50
Total investment securities	1,550	4.41	10,519	3.43	4,183	4.53	11,780	5.64	28,032	28,136	4.68

Mortgage-backed securities:
Fannie Mae	-	-	-	-	23,282	3.79	39,469	4.22	62,751	63,608	4.06
Ginnie Mae	-	-	1,145	6.25	2,992	4.67	1,705	6.50	5,842	6,088	5.51
Freddie Mac	-	-	-	-	8,150	4.00	12,484	4.67	20,634	21,291	4.40
Total mortgage-backed and mortgage-related securities	-	-	1,145	6.25	34,424	3.92	53,658	4.40	89,227	90,987	4.23

Collateralized mortgage obligations:
Fannie Mae	-	-	-	-	387	4.50	16,295	4.69	16,682	17,133	4.68
Ginnie Mae	-	-	1,178	4.50	-	-	2,470	5.04	3,648	3,676	4.87
Freddie Mac	-	-	-		-	-	871	5.63	871	944	5.63
Other	-	-	-		1,810	4.64	21,453	2.74	23,263	17,860	3.07
Total collateralized mortgage obligations	-	-	1,178	4.50	2,197	4.62	41,089	4.40	44,464	39,613	3.87

Total	$1,550	4.41%	$12,842	3.99%	$40,804	4.02%	$106,527	4.02%	$161,723	$158,736	4.21%

Bank Owned Life Insurance.  We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank owned life insurance also generally provides us non-interest income that is non-taxable.  The total cash surrender values of such policies at September 30, 2011 and 2010 were $32.8 million and $31.7 million, respectively.

Deposits.  Total deposits increased $88.0 million, or 10.7%, to $911.1 million at September 30, 2011 from $823.1 million at September 30, 2010.  The increase was caused primarily by the assumption of $244.7 million of deposits in the FNB transaction, partially offset by the payoff of wholesale CDs acquired in the MCB transaction.  At September 30, 2011, $883.4 million of deposits were retail deposits and $27.7 million were brokered and other wholesale deposits.  Funds on deposit from credit unions and brokered deposits are considered as wholesale deposits.

		Transaction		Money	Total Core	Retail Certificates of	Wholesale Certificates of
	Deposit Fees	Accounts	Savings	Market	Deposits	Deposit	Deposit
	(Dollars in Thousands)
September 30, 2011	$1,601	$268,515	$56,857	$121,804	$447,176	$436,213	$27,705
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	52,212
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443
June 30, 2010	1,553	190,325	18,613	99,464	308,402	402,218	100,438
March 31, 2010	1,396	180,508	29,725	109,595	319,828	417,961	168,791
December 31, 2009	1,276	143,187	17,256	80,772	241,485	256,666	116,583

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate [1]	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Savings accounts	$20,877	2.8%	0.18%	$17,641	2.4%	0.39%	$12,842	2.7%	0.25%
Certificates of deposit	425,168	57.1	1.80	453,142	62.7	2.08	291,760	61.3	2.46
Money market	89,692	12.0	0.47	88,445	12.2	0.74	80,759	17.0	5.55
Demand and NOW	209,437	28.1	0.61	164,073	22.7	1.26	90,445	19.0	0.31

Total deposits	$745,174	100.0%	1.26%	$723,301	100.0%	1.69%	$475,806	100.0%	2.55%

[1]           Subsequent to September, rates on deposits acquired in the FNB acquisition were lowered based on terms of Purchase and Assumption Agreement.

The following table sets forth the distribution of total deposit accounts for the acquisition of FNB, by account type, at acquisition date, September 9, 2011, compared to most recent deposit amounts at December 12, 2011.  This comparison shows effective rate changes made in the subsequent period.

	As of September 9, 2011			As of December 12, 2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$40,328	16.5%	0.75%	$33,452	16.8%	0.61%
Certificates of deposit	113,771	46.5	1.75	75,003	37.7	0.86
Money market	31,604	12.9	0.88	31,700	16.0	0.68
Demand and NOW	59,093	24.1	0.07	58,677	29.5	0.07

Total deposits	244,796	100.0%	1.07%	198,832	100.0%	0.55%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2011	2010	2009
	(In thousands)
Interest Rate:
Less than 2.00%	$248,450	$220,960	$125,167
2.00% to 2.99%	162,643	210,736	108,007
3.00% to 3.99%	44,890	57,834	85,961
4.00% to 4.99%	4,602	10,569	45,922
5.00% to 5.99%	3,332	9,772	15,675
6.00% to 6.99%	—	93	—

Total	$463,917	$509,964	$380,732

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2011
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
1.99% and below	$206,724	$26,066	$6,349	$9,311	$248,450	53.56%
2.00% to 2.99%	58,628	78,446	6,138	19,431	162,643	35.06
3.00% to 3.99%	10,199	2,927	3,156	28,608	44,890	9.68
4.00% to 4.99%	2,171	1,916	515	—	4,602	0.99
5.00% to 5.99%	3,189	143	—	—	3,332	0.71

Total	$280,911	$109,498	$16,158	$57,350	$463,917	100.00%

As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $243.5 million.  The following table sets forth the maturity of those certificates as of September 30, 2011.

	At September 30, 2011
	Retail (1)	Wholesale (2)
	(In thousands)
Three months or less	$28,875	$3,437
Over three months through six months	38,429	1,346
Over six months through one year	54,909	-
Over one year to three years	61,651	19,198
Over three years	35,644	-

Total	$219,508	$23,981

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2011, was 1.91%.
(2)
Wholesale certificates of deposit include brokered deposits and deposits from other financial institutions.  The weighted average interest rate for all wholesale certificates of deposit at September 30, 2011, was 2.11%.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta.  From time to time, our borrowings also have included securities sold under agreements to repurchase.  At September 30, 2011, borrowings equaled $110.0 million, a decrease of $102.0 million from September 30, 2010.  The decrease was primarily due to the payoff of maturing Federal Home Loan Bank advances and a prepayment of $60.0 million of FHLB advances in October 2010 that had maturities in January 2011.  A prepayment penalty of $809,558 which represented the approximate net present value of contractual interest payments to the January 2011 maturity of these $60 million of advances.  During the year ended September 30, 2009, a $25,000,000 advance with a rate of 6.22% was prepaid.  This prepayment resulted in a prepayment penalty of $1,408,275 which is included in other noninterest expense.

At September 30, 2011, we still had available Federal Home Loan Bank advances of up to $382.1 million under existing lines of credit.  Based upon available investment and loan collateral except cash, additional advances of $38.5 million were available at September 30, 2011.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$110,000	$212,000	$227,000
Average balance during year	$130,170	$214,996	$260,158
Maximum outstanding at any month end	$152,000	$217,000	$275,500
Weighted average interest rate at end of year	4.24%	4.91%	4.82%
Average interest rate during year	4.48%	4.90%	4.80%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated.

	At or For the Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$—	$—	$—
Average balance during year	$66	$204	$—
Maximum outstanding at any month end	$—	$245	$—
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	0.81%	0.29%	—%

The following table sets forth information concerning balances and interest rates on our credit line at the Federal Reserve Bank at the dates and for the periods indicated.  At September 30, 2011, approximately $38.7 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged.

	At or For the Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$—	$—	$—
Average balance during year	$43	$—	$100,000
Maximum outstanding at any month end	$—	$—	$10,000,000
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	.25%	—%	0.30%

Equity. At September 30, 2011, total equity equaled $139.4 million (or $7.68 per share), a $2.5 million increase from September 30, 2010.  The increase was primarily due to net income of $2.3 million for the year ended September 30, 2011 and a $1.5 million increase in accumulated other comprehensive income resulting from a decrease in unrealized losses on securities available for sale, partially offset by $1.9 million in dividends paid to stockholders.

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

	For the Twelve Months Ended September 30,
	2011			2010			2009
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans
Interest-bearing deposits in other financial institutions	105,413	236	0.22%	87,470	135	0.15%	26,724	34	0.13%
FHLB common stock and other equity securities	12,602	92	0.73	14,427	50	0.35	13,572	29	0.21
Mortgage-backed securities and collateralized mortgage obligations available for sale (3)	126,917	3,943	3.11	177,484	6,983	3.93	223,851	10,700	4.78
Other investment securities available for sale (3)	21,565	154	0.71	4,028	195	4.84	21,419	484	2.26
Loans receivable (1) (2) (3)	584,998	41,362	7.07	602,551	42,595	7.07	484,045	29,093	6.01
Total interest-earning assets	851,495	45,787	5.38	885,960	49,958	5.64	769,611	40,340	5.24
Total noninterest-earning assets	174,693			167,887			73,040
Total assets	$1,026,188			$1,053,847			$842,651

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$88,656	$255	0.29	$73,434	$535	0.73	$55,174	$377	0.68
Rewards checking	67,788	1,017	1.50	43,876	1,529	3.48	379	14	3.69
Savings accounts	20,877	37	0.18	17,641	69	0.39	12,842	33	0.26
Money market deposit accounts	89,692	419	0.47	88,445	657	0.74	80,759	935	1.16
Certificate of deposit accounts	425,168	7,667	1.80	453,142	9,437	2.08	291,760	8,741	3.00
Total interest-bearing deposits	692,181	9,395	1.36	676,538	12,227	1.81	440,914	10,100	2.29
Borrowed funds	130,236	5,832	4.48	215,072	10,530	4.90	260,158	12,499	4.80
Total interest-bearing liabilities	822,417	15,227	1.85	891,610	22,757	2.55	701,072	22,599	3.22
Noninterest-bearing deposits	52,993			46,763			34,892
Other noninterest-bearing liabilities	12,994			9,825			3,974
Total noninterest-bearing liabilities	65,987			56,588			38,866
Total liabilities	888,404			948,198			739,938
Total stockholders' equity	137,784			105,649			102,713
Total liabilities and stockholders' equity	$1,026,188			$1,053,847			$842,651
Net interest income		$30,560			$27,201			$17,741

Net interest-earning assets (5)		$29,078			$(5,650)			$68,539
Net interest rate spread (4)			3.53%			3.09%			2.02%
Net interest margin (6)			3.59%			3.07%			2.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.54%			99.37%			109.78%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.
(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended September 30, 2011
	Compared to Year Ended Septemer 30, 2010
	Increase/(Decrease)
	(In Thousands)
	Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-bearing deposits in other financial institutions	$28	$61	$12	$101
FHLB common stock and other equity securities	(6)	55	(7)	42
Mortgage-backed securities and collateralized mortgage obligations available for sale	(1,990)	(1,469)	(419)	(3,040)
Other investment securities available for sale	849	(166)	(724)	(41)
Loans receivable	(1,241)	8	-	(1,233)
Total interest-earnings assets	$(2,360)	$(1,511)	$(300)	$(4,171)

Interest Expense
NOW accounts	$689	$(1,110)	$(370)	$(791)
Savings accounts	13	(38)	(7)	(32)
Money market deposit accounts	9	(244)	(3)	(238)
Certificate of deposit accounts	(583)	(1,266)	78	(1,771)
Total interest-bearing deposits	128	(2,658)	(302)	(2,832)
Borrowed funds	(4,154)	(899)	356	(4,697)
Total Interest-Bearing Liabilities	$(4,026)	$(3,557)	$54	$(7,529)

Net Change in net interest income	$1,666	$2,046	$(354)	$3,358

Comparison of Operating Results for the Years Ended September 30, 2011 and 2010

General. Net income decreased $3.6 million, or 61.2%, to $2.3 million for the year ended September 30, 2011 from $5.9 million for the year ended September 30, 2010. The decrease was primarily due to the $9.3 million pre-tax acquisition gain on the assets and liabilities of MCB acquired from the FDIC on March 26, 2010, compared to a $1.1 million pre-tax acquisition gain on the assets and liabilities of FNB acquired from the FDIC on September 9, 2011.  The acquisition gains represented the amounts by which the estimated fair value of the assets acquired exceeded the fair value of the liabilities assumed.  Net interest income after provision for loan losses increased to $27.7  million for the year ended September 30, 2011 from $21.0 million for the year ended September 30, 2010, reflecting improved interest rate spreads and net interest margins.  This was partially offset by an increase in noninterest expense of $3.8 million to $34.3 million for the year ended September 30, 2011 from $30.5 million for the year ended September 30, 2010.

Interest and Dividend Income. Total interest and dividend income decreased $4.2 million, or 8.4%, to $45.8 million for the year ended September 30, 2011 from $50.0 million for the year ended September 30, 2010.  Interest on loans decreased $1.2 million, or 2.9%, to $41.4 million as a result of a $17.5 million, or 2.9%, decrease in the average balance of loans receivable to $585.0 million.  The decrease in the average balance was primarily the result of the loan runoff during the year which was partially offset by $121.5 million of acquired loans as  part of The First National Bank of Florida acquisition in September 2011.

Interest and dividend income on securities decreased $3.1 million, or 42.9%, to $4.1 million for the year ended September 30, 2011 from $7.2 million for the year ended September 30, 2010.  The decrease reflected a $33.0 million, or 18.2%, decrease in the average balance of securities to $148.5 million.  The decrease in the average balance of securities reflected the normal maturity and balance reductions and the sale of securities to generate increased liquidity combined with minimal reinvestment in the current low interest rate environment.  Interest on mortgage-backed securities and collateralized mortgage obligations decreased $3.0 million to $4.0 million for the year ended September 30, 2011 from $7.0 million for the year ended September 30, 2010, reflecting a $50.6 million, or 28.5%, decrease in the average balance of such securities to $126.9 million and an 82 basis point decrease in average yield.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock and other equity securities increased to $92,000 for the year ended September 30, 2011 from $50,000 for the year ended September 30, 2010.

Interest Expense. Total interest expense decreased $7.5 million, or 33.1%, to $15.2 million for the year ended September 30, 2011 compared to $22.7 million for the year ended September 30, 2010.  Components of interest expense changed with a 70 basis point, or 27.5%, decrease in the average cost of interest-bearing liabilities to 1.85% from 2.55%, reflecting declining market interest rates.  The average balance of interest-bearing liabilities decreased by a $69.2 million, or 7.8%, to $822.4 million for the year ended September 30, 2011 compared to $891.6 million at September 30, 2010.

Interest expense on deposits decreased $2.8 million, or 23.2%, to $9.4 million for the year ended September 30, 2011 compared to $12.2 million for the year ended September 30, 2010 . The decrease was due to a 45 basis point decrease in average cost of deposits, a 24.9% decrease from fiscal 2010.   The decrease in the average yield of deposits was largely due to lower market interest rates, the retirement of the wholesale portion of the MCB deposits using cash received in the transaction, and growth in demand deposits.  Average cost on NOW accounts decreased from 0.73% for the year ended September 30, 2010 to 0.29%, or 44 basis point decrease, for the year ended September 30, 2011.  Average cost on Rewards checking decreased 198 basis points to 1.50% for the year ended September 30, 2011 compared to 3.48% for the year ended September 30, 2010.  Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria.  Interest expense on certificates of deposit decreased $1.8 million to $7.7 million for the year ended September 30, 2011, from $9.4 million for the year ended September 30, 2010, reflecting the $28.0 million, or 6.2%, decrease in the average balance of such deposits.   Interest expense on Federal Home Loan Bank advances decreased $4.7 million to $5.8 million for the year ended September 30, 2011 compared to $10.5 million from fiscal 2010, due to a decrease of $84.8 million, or 39.4%, in the average balance of advances.  There was a 42 basis points decrease in the average cost of advances at year ended September 30, 2011 compared to fiscal 2010.  We expect our cost of borrowings to decrease in fiscal 2012 from scheduled maturities of FHLB advances.

Net Interest Income. Net interest income increased $3.4 million, or 12.3%, to $30.6 million for the year ended September 30, 2011, from $27.2 million for the year ended September 30, 2010.  The increase was due to a decrease in interest expense of $7.5 million or 33.1%, to $15.2 million for the year ended September 30, 2011 compared to $22.7 million for the year ended September 30, 2010.  The decrease in interest expense was due to a 45 basis point decline in total interest bearing deposits to 1.36% at September 30, 2011 from 1.81% at September 30, 2010, and a 42 basis point decrease in total average borrowings to 4.48% at September 30, 2011from 4.90% at September 30, 2010.  Our net interest margin increased 52 basis points to 3.59% for 2011 from 3.07% for 2010, while our net interest rate spread increased 44 basis points to 3.53% from 3.09%.  Lower deposit costs and accretion of purchase discounts from the NCB, MCB and FNB acquisitions contributed to the improved net interest margin and net interest rate spread.

Provision for Loan Losses.  The provision for loan losses for the year ended September 30, 2011 was $1.7 million for non-covered loans and $1.2 million for covered loans, compared to $5.8 million for non-covered loans and $421,000 for covered loans for the year ended September 30, 2010.  The larger 2010 provision for loan losses reflected increased specific allowances on two large impaired loans which ultimately were foreclosed in fiscal 2011.  Net charge-offs on non-covered loans decreased to $2.1 million for the year ended September 30, 2011, from $5.3 million for the year ended September 30, 2010. The allowance for loan losses for non-covered loans was $9.4 million, or 2.19% of total non-covered loans receivable at September 30, 2011 compared to an allowance for loan losses for non-covered loans of $9.8 million, or 2.12% of total non-covered loans receivable, at September 30, 2010.  At September 30, 2011 there were $232.0 million in covered loans, with $79.0 million in related nonaccretable differences and allowances.

Noninterest Income.  Noninterest income decreased $8.2 million, or 47.0%, to $9.3 million for the year ended September 30, 2011 from $17.5 million for the year ended September 30, 2010.  The decrease in noninterest income for fiscal 2011 was primarily attributable to a $1.1 million purchase gain on the assets and liabilities of The First National Bank of Florida (FNB) acquired from the FDIC on September 9, 2011 compared to a $9.3 million purchase gain on the assets and liabilities of McIntosh Commercial Bank acquired from the FDIC on March 26, 2010.  Also, the Company had lower discount accretion on the Company’s FDIC indemnification asset which totaled accretion of $1.0 million and $1.8 million for the fiscal years ended September 30, 2011 and 2010, respectively.  The fiscal years ended September 30, 2011 and 2010 included charges of $2.3 million and $2.5 million for other than temporary impairment of non-agency collateralized mortgage-backed securities.  These charges were partially offset by gains on the sale of securities of $774,000 and $899,000 for the fiscal years 2011 and 2010, respectively.  For the year ended September 30, 2010, there was also an impairment charge of $1.0 million for an equity investment.

	For the Three Months Ended
	(Dollars in Thousands)
	September	June	March	December	September	June	March	December
	2011	2011	2011	2010	2010	2010	2010	2009
Deposit fees	$1,601	$1,448	$1,360	$1,433	$1,564	$1,553	$1,396	$1,276
Gain on the sale of loans	150	127	117	262	171	157	380	89
Brokerage commissions	169	156	202	167	140	130	143	106
Bank owned life insurance	270	255	290	281	279	283	205	361
Gain on sale of investments, net	178	426	-	171	568	128	195	8
Impairment losses on securities recognized in earnings	(1,773)	(300)	(223)	-	-	-	(3,374)	(153)
FDIC accretion	258	181	254	342	450	557	268	566
Loss on sale of other assets held for sale	(350)	-	-	-	-	-	-	-
Other income	111	156	215	254	199	177	188	156
Gain on FNB acquisition	1,095	-	-	-	-	-	9,343	-
Total Noninterest Income	1,709	2,449	2,215	2,910	3,371	2,985	8,744	2,409

Noninterest Expense. Total noninterest expense increased $3.5 million, or 11.4%, to $33.9 million for the year ended September 30, 2011, compared to $30.5 million for the year ended September 30, 2010.  The increase was due primarily to increases of: $1.9 million, or 14.1%, in salaries and employee benefits primarily resulting from the Company’s FDIC-assisted acquisitions; $986,000, or 51.3% in other expenses due to the McIntosh acquisition and the sale of a former branch; an $810,000 FHLB advance prepayment penalty in October of 2010; $597,000, or 39.6%, in legal and professional fees, reflecting litigation costs, foreclosure efforts, and acquisition assistance; and $575,000, or 9.7%, in occupancy due to the Company’s FDIC-assisted acquisitions. These increases were partially offset by a decrease of $1.3 million, or 50.0%, in cost of other real estate owned.

	For the Three Months Ended
	(Dollars In Thousands)
	September	June	March	December	September	June	March	December
	2011	2011	2011	2010	2010	2010	2010	2009
Compensation & employee benefits	$4,207	$3,923	$3,705	$3,928	$3,607	$3,963	$3,194	$3,049
Occupancy	1,805	1,472	1,701	1,543	1,603	1,412	1,572	1,358
Legal & professional	803	408	469	425	32	519	706	250
Marketing	469	335	426	389	433	424	331	389
Furniture & equipment	191	185	196	200	186	169	167	147
Postage, office supplies, and printing	264	204	256	238	197	241	190	151
Deposit premium amortization expense	73	54	55	56	57	59	34	34
Other	286	977	658	637	652	566	553	154
FHLB advance prepayment penalty	-	-	-	810	-	-	-	-
Federal insurance premiums and other regulatory fees	241	293	396	322	530	313	273	271
Net cost of operations of real estate owned	(401)	117	765	861	1,785	372	244	282
	$7,938	$7,968	$8,627	$9,409	$9,082	$8,038	$7,264	$6,085

Noninterest expenses are expected to increase in fiscal 2012 with a full year of expenses related to the FNB FDIC-assisted acquisition which occurred late in 2011.

Income Taxes. Income taxes decreased to $694,000 for the year ended September 30, 2011 from $2.1 million for the year ended September 30, 2010, reflecting a decrease in income before income taxes to $3.0 million in 2011 from $8.0 million in 2010.  Our effective tax rate was 23.2% in fiscal year 2011 and 26.0% in fiscal 2010.  The decrease in the effective tax rate for 2011 was due to lower pretax income in 2011 and relatively stable tax exempt income.

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

We generally stop accruing interest income when we consider the timely collectability of interest or principal to be doubtful.  We generally stop accruing for loans that are 90 days or more past due unless the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt. When we designate loans as nonaccrual, we reverse all outstanding interest that we had previously credited. If we receive a payment on a nonaccrual loan, we may recognize a portion of that payment as interest income if we determine that the ultimate collectability of principal is no longer in doubt. However, such loans may remain on nonaccrual status until a regular pattern of timely payments is established.

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

Management has taken several steps to resolve the nonperforming and classified assets acquired in the NCB, MCB, and FNB transactions, including the following:

•	Established a special assets department with experienced leadership.

•
Retained selected NCB, MCB and FNB asset resolution staff and hired a new experienced asset manager to assist in working out problem assets as quickly as possible, while minimizing the resolution costs to both CharterBank and the FDIC.

•
Reviewed all nonperforming loans to develop a resolution strategy.  Through September 2011, we had received $132.0 million from the FDIC for reimbursements associated with the FDIC loss-sharing agreements and had submitted an additional $11.7 million in claims for reimbursement subsequent to September 30, 2011.

As of September 30, 2011, our nonperforming covered and non-covered assets totaled $107.3 million and consisted of $75.5 million of nonaccrual loans, and other real estate owned of $31.8 million.

We are also continuing to review the performing NCB, MCB and FNB loan portfolios with the objective of aggressively classifying all loans appropriately so that resolution plans can be established and delinquent assets can be returned to performing status.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated.  For all of the dates indicated, we did not have any material restructured loans.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$5,793	$5,946	$2,182	$2,027	$901
Commercial real estate	5,340	5,243	10,590	8,496	4,588
Real estate construction	26	—	—	—	1,595
Commercial	438	246	146	145	48
Consumer and other loans	97	209	182	103	62
Total non-accrual loans	$11,694	$11,644	$13,100	$10,771	$7,194

Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	—	—	181	—	260
Commercial real estate	—	—	—	—	489
Real estate construction	—	—	—	—	—
Commercial	—	140	—	—	—
Consumer and other loans	—	—	32	—	14
Total loans delinquent 90 days or greater and still accruing	$—	$140	$213	$—	$763

Total non-performing loans	$11,694	$11,784	$13,313	$10,771	$7,957

Real estate owned:
One- to four-family residential real estate	581	1,855	1,683	788	134
Commercial real estate	3,170	7,786	3,095	1,892	46
Real estate construction	342	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total real estate owned	$4,093	$9,641	$4,778	$2,680	$180

Total non-performing assets	$15,787	$21,425	$18,091	$13,451	$8,137

Ratios:
Non-performing loans as a percentage of total non-covered loans	2.71%	2.61%	2.82%	2.47%	1.93%
Non-performing assets as a percentage of total non-covered assets	1.99%	2.12%	2.16%	1.68%	0.80%

For the years ended September 30, 2011 and 2010, gross interest income that would have been recorded had our non-accruing non-covered loans been current in accordance with their original terms was $563,610 and $718,638, respectively.  Interest income recognized on such loans for the years ended September 30, 2011 and 2010 was $213,243 and $88,422, respectively.

At September 30, 2011, we had two nonperforming loans not covered by loss sharing  with a balance that exceeded $1.0 million dollars.  One loan is collateralized by a small strip shopping center which is almost fully occupied.   While the borrower did not make regular payments prior to filing bankruptcy, since the bankruptcy filing the borrower has made adequate protection payments and has proposed a bankruptcy plan that will fully pay the balance.  The other loan is a small strip shopping center which is in default and scheduled for foreclosure.

Delinquent Loans, Excluding Nonaccrual Loans.  The following tables set forth certain information with respect to our loan portfolio delinquencies as to contractual payments, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Non-covered Loans:
One- to four-family residential real estate	34	$580	—	$—	34	$580
Commercial real estate	11	1,351	—	—	11	1,351
Real estate construction	—	—	—	—	—	—
Commercial	4	103	—	—	4	103
Consumer and other loans	17	163	—		17	163
Total non-covered loans	66	$2,197	—	$—	66	$2,197

Covered Loans:
One- to four-family residential real estate	5	$367	—	$—	5	$367
Commercial real estate	9	588	—	—	9	588
Real estate construction	—	—	—	—	—	—
Commercial	3	551	—	—	3	551
Consumer and other loans	3	63	—	—	3	63
Total covered loans	20	$1,569	—	$—	20	$1,569

Total loans	86	$3,766	—	$—	86	$3,766

	Loans Delinquent and Still Accruing For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Non-covered Loans:
One- to four-family residential real estate	27	$2,387	—	$—	27	$2,387
Commercial real estate	14	2,576	—	—	14	2,576
Real estate construction	—	—	—	—	—	—
Commercial	13	428	1	140	14	568
Consumer and other loans	19	296	—		19	296
Total non-covered loans	73	$5,687	1	$140	74	$5,827

Covered Loans:
One- to four-family residential real estate	7	$544	—	$—	7	$544
Commercial real estate	20	6,192	1	49	21	6,241
Real estate construction	—	—	—	—	—	—
Commercial	29	2,244	—	—	29	2,244
Consumer and other loans	12	437	—	—	12	437
Total covered loans	68	$9,417	1	$49	69	$9,466

Total loans	141	$15,104	2	$189	143	$15,293

	Loans Delinquent and Still Accruing For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Non-covered Loans:
One- to four-family residential real estate	15	$2,631	3	$181	18	$2,812
Commercial real estate	15	4,296	—	—	15	4,296
Real estate construction	—	—	—	—	—	—
Commercial	2	190	—	—	2	190
Consumer and other loans	20	109	2	32	22	141
Total non-covered loans	52	$7,226	5	$213	57	$7,439

Covered Loans:
One- to four-family residential real estate	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—
Real estate construction	1	86	—	—	1	86
Commercial	17	695	—	—	17	695
Consumer and other loans	16	330	—	—	16	330
Total covered loans	34	$1,111	—	$—	34	$1,111

Total loans	86	$8,337	5	$213	91	$8,550

	Loans Delinquent and Still Accruing For
	30-89 Days	90 Days and Over	Total
	(Dollars in thousands)
At September 30, 2008
One- to four-family residential real estate	$1,029	$—	$1,029
Commercial real estate	1,564	—	1,564
Real estate construction	376	—	376
Commercial	318	—	318
Consumer and other loans	144	—	144

Total loans	$3,431	$—	$3,431

At September 30, 2007
One- to four-family residential real estate	$921	$260	$1,181
Commercial real estate	1,380	489	1,869
Real estate construction	595	—	595
Commercial	413	—	413
Consumer and other loans	240	14	254

Total loans	$3,549	$763	$4,312

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

Nonperforming Non-Covered Loans (in thousands)
At September 30,
2011	$11,694
2010	11,794
2009	13,313
2008	10,771
2007	7,957
2006	3,228

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms.  These loans do not meet the criteria for inclusion in nonperforming assets and, therefore, are excluded from nonperforming loans.  Management, however, classifies potential problem loans as either special mention or substandard.  Potential problem loans at September 30, 2011 aggregated $63.3 million with $36.0 million classified special mention and $27.3 million classified substandard.

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

The following table sets forth the aggregate amount of our classified assets at the dates indicated.  Classified assets as of September 30, 2011 and 2010 have been divided into those assets that were acquired in connection with the NCB, MCB and FNB transactions and are covered under the loss sharing agreement with the FDIC, and those assets that are not covered by the loss sharing agreement.

	At September 30,
	2011		2010		2009
	Covered	Non-covered	Covered	Non-covered	Covered	Non-covered
Substandard assets:
Loans	$77,748	$27,251	$44,361	$17,949	$30,940	$18,297
Other real estate owned	27,675	4,093	29,627	9,641	10,681	4,778
Securities (1)	—	7,812	—	11,522	—	7,534
Doubtful loans	15,024	281	6,899	564	725	1,968
Loss assets	—	—	—	—	—	—
Total classified assets	$120,447	$39,437	$80,887	$39,676	$42,346	$32,577

(1)	Substandard securities represent non-investment grade investments.

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

During 2011 and 2010, we did not make significant changes to our methodology for determining the loan loss allowance.

During fiscal 2009, we changed our methodology for determining the loan loss allowance to use a loan loss history of two years rather than ten years.  This change, which was made upon discussion with the Office of Thrift Supervision, our primary federal regulator at that time, resulted in a significant increase in the allowance allocated for commercial real estate loans and contributed to an increase in the provision for loan losses in fiscal 2009.  Charge-offs, which were primarily partial charge-offs, increased as it became more likely that reductions in collateral values will continue for some time.  Economic conditions and other factors affecting borrowers’ ability to repay are used to adjust the historical loss factor for each loan category to determine the overall allowance level for each loan category.  These factors are reviewed each quarter and adjusted as appropriate.  The factors for determining specific allowances for classified loans are a multiple of the reserve factor for non-classified loans.  Impaired loans are specifically evaluated for required allowances generally based on an assessment of the underlying fair value of the collateral.

We have no loans for which there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms that are not currently disclosed as non-accrual, past due, classified, underperforming or restructured.

As of September 30, 2011 and 2010, allowances of $6.9 million and $15.6 million, respectively, had been established for loan losses on covered loans acquired in the NCB transaction on June 26, 2009.  The nonaccretable discounts for covered loans amounted to $72.1 million and $52.9 million at September 30, 2011 and 2010, respectively.

No allowance has been established for loans acquired in the MCB or FNB acquisition at the time of acquisition as accounting standards prohibit carrying over an allowance for loan losses for loans purchased in those acquisitions.  These loans were recorded at fair value  through establishing nonaccretable discounts. If credit deterioration is observed subsequent to the acquisition dates, such deterioration will be accounted for pursuant to the Company’s loss reserving methodology and a provision for loan losses will be charged to earnings for the Company’s loss share with an increase to the FDIC receivable for the FDIC indemnification amount.  Amounts expected to be recovered from the FDIC under loss sharing agreements are separately disclosed as the FDIC receivable.

The following table sets forth activity in our allowance for loan losses for the periods indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007

Balance at beginning of period	$9,797	$9,332	$8,244	$6,013	$6,086

Charge-offs:
One- to four-family residential real estate	(600)	(486)	(648)	(348)	(107)
Commercial real estate	(957)	(3,084)	(2,961)	(42)	(17)
Real estate construction	(22)	(1,281)	(31)	(424)	—
Commercial	(517)	(524)	(119)	(136)	(40)
Consumer and other loans	(152)	(32)	(55)	(97)	(28)
Total charge-offs	(2,248)	(5,407)	(3,814)	(1,047)	(192)

Recoveries:
One- to four-family residential real estate	63	40	41	1	30
Commercial real estate	—	—	300	—	—
Real estate construction	—	—	—	—	—
Commercial	37	—	2	11	56
Consumer and other loans	21	32	9	16	33
Total recoveries	121	72	352	28	119

Net (charge-offs) recoveries	(2,127)	(5,335)	(3,462)	(1,019)	(73)
Provision for loan losses	1,700	5,800	4,550	3,250	—

Balance at end of year	$9,370	$9,797	$9,332	$8,244	$6,013

Ratios:
Net (charge-offs) recoveries as a percentage of average non-covered loans outstanding	(0.48)%	(0.90)%	(0.71)%	(0.24)%	(0.02)%
Allowance for loan losses as a percentage of non-covered non-performing loans at year end	80.13%	84.06%	70.1%	77.0%	76.0%
Allowance for loan losses as a percentage of total non-covered loans receivable at year end (1)	2.19%	2.12%	1.97%	1.88%	1.46%

(1)	Does not include loans held for sale or deferred fees.

The following table sets forth activity in our covered allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2011	2010	2009

Balance at beginning of period	$15,554	$23,832	$—

Acquired:
One- to four-family residential real estate	—	—	115
Commercial real estate	—	—	17,408
Real estate construction	—	—	255
Commercial	—	—	5,232
Consumer and other loans	—	—	822
Total charge-offs	—	—	23,832

Charge-offs:
One- to four-family residential real estate	(307)	—	—
Commercial real estate	(11,457)	(10,787)	—
Real estate construction	(338)	—	—
Commercial	(2,874)	—	—
Consumer and other loans	(1,128)	—	—
Total charge-offs	(16,104)	(10,787)	—

Recoveries:
One- to four-family residential real estate	—	—	—
Commercial real estate	43	406	—
Real estate construction	—	—	—
Commercial	1,400	—	—
Consumer and other loans	—	—	—
Total recoveries	1,443	406	—

Net (charge-offs) recoveries	(14,661)	(10,381)	—
Provision for loan losses	6,000	2,103	—

Balance at end of year	$6,893	$15,554	$23,832

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

	At September 30,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential real estate	$633	23.00%	$1,023	23.0%	$451	26.6%
Commercial real estate	5,972	58.50	6,103	58.0	5,540	57.1
Real estate construction	1,066	9.70	1,236	9.9	2,157	9.3
Commercial	822	4.10	624	4.2	99	2.2
Consumer and other loans	48	4.70	79	4.9	117	4.8
Total allocated allowance	8,541		9,065		8,364
Unallocated	829	—	732	—	968	—
Total	$9,370	100.0%	$9,797	100.0%	$9,332	100.0%

	At September 30,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family residential real estate	$563	31.6%	$1,077	33.6%
Commercial real estate	4,823	50.8	2,212	44.0
Real estate construction	1,439	9.0	1,100	12.6
Commercial	267	3.6	551	4.6
Consumer and other loans	202	5.0	632	5.2
Total allocated allowance	7,294		5,572
Unallocated	950	—	441	—
Total	$8,244	100.0%	$6,013	100.0%

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

Interest Risk Measurement.

The Office of Comptroller of the Currency requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV.  Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.  Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The table below sets forth, as of September 30, 2011, the simulation model’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
	(Dollars in thousands)

+300	$132,085	$18,362	16.1%	11.3%	1.6%
+200	$127,050	$13,328	11.7%	10.8%	1.1%
+100	$121,409	$7,687	6.8%	10.4%	0.7%
0	$113,723	$-	-%	9.7%	-%
(100)	$112,609	$(1,114)	(1.0)%	9.6%	(0.1)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 11.7% increase in net portfolio value.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.0% decrease in net portfolio value.  Additionally, our internal policy states that our minimum NPV of estimated present value of assets shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2011, we were in compliance with our Board approved policy limits.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations.  Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.  At September 30, 2011 and 2010, we had access to immediately available funds of approximately $308.5 million and $273.3 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

After September 30, 2011, we closed four of the branches acquired in the FNB transaction and lowered the rates on other deposits acquired in the same transaction.  We funded this reduction in deposits with cash and other assets acquired in the same transaction.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $149.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $158.7 million at September 30, 2011. At September 30, 2011, we had $110.0 million in advances from the FHLB outstanding.  However, based on available collateral other than cash, $38.7 million in additional advances would be available.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2011, we had $4.5 million of new loan commitments outstanding, and $20.3 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $24.3 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $280.9 million, or 30.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  During the year ended September 30, 2011, we originated $28.7 million of loans and purchased $111.2 million of securities, excluding the FNB transaction.  In fiscal year 2010, we originated $21.9 million of loans and purchased $14.6 million of securities, excluding the MCB transaction.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $88.0 million for the year ended September 30, 2011.  This increase was essentially represented by our acquisition of FNB.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds.  Federal Home Loan Bank of Atlanta advances decreased by $102.0 million to $110.0 million during the year ended September 30, 2011.    Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.  Our current asset/liability management strategy has been to pay off  Federal Home Loan Bank of Atlanta advances as cash is available and the advances mature.

Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are providing and are expected to continue to provide positive net cash flows in periods following the wholesale funding outflows.

CharterBank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, CharterBank exceeded all regulatory capital requirements. CharterBank is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 16 of the Notes to our Consolidated Financial Statements.

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

Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2011.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)

Loan commitments to originate mortgage loans	$2,114	$—	$—	$—	$2,114
Loan commitments to fund construction loans in process	20,335	—	—	—	20,335
Loan commitments to originate nonresidential mortgage loans	—	—	—	—	—
Loan commitments to fund commercial real estate loans in process	2,415	—	—	—	2,415
Loan commitments to originate consumer loans	—	—	—	—	—
Available home equity and unadvanced lines of credit	23,387	—	—	—	23,387
Letters of credit	958	—	—	—	958
Lease agreements	1,177	2,258	2,242	1,230	6,907
Certificates of deposit	281,160	125,854	57,314	42	464,370
FHLB advances	30,036	25,038	30,146	25,015	110,235
Total	$361,582	$153,150	$89,702	$26,287	$630,721

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Charter Financial Corporation

We have audited Charter Financial Corporation and subsidiary (the “Company”)’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Charter Financial Corporation as of September 30, 2011 and 2010, and for each of the years in the three-year period ended September 30, 2011, and our report dated December 19, 2011, expressed an unqualified opinion on those consolidated financial statements.  As referenced in our report and as further described in Note 1 to the consolidated financial statements, the Company adopted in the year ended September 30, 2010 the provisions of Accounting Standards Codification Topic 805, Business Combinations.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
December 19, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors
Charter Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted in the year ended September 30, 2010 the provisions of Accounting Standards Codification Topic 805, Business Combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 19, 2011, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
December 19, 2011

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30,	September 30,
	2011	2010

Assets
Cash and amounts due from depository institutions	$9,780,584	$15,842,048
Interest-bearing deposits in other financial institutions	139,981,062	219,796,534
Cash and cash equivalents	149,761,646	235,638,582

Loans held for sale, fair value of $299,744 and $2,079,239	291,367	2,061,489
Mortgage-backed securities and collateralized mortgage obligations available for sale	130,600,473	133,079,915
Other investment securities available for sale	28,136,101	102,821
Federal Home Loan Bank stock	10,590,900	14,071,200
Loans receivable:
Not covered under FDIC loss sharing agreements	430,359,086	461,786,959
Covered under FDIC loss sharing agreements, net	232,045,755	148,138,148
Unamortized loan origination fees, net (non-covered loans)	(1,010,480)	(758,407)
Allowance for loan losses (non-covered loans)	(9,369,837)	(9,797,095)
Loans receivable, net	652,024,524	599,369,605
Other real estate owned:
Not covered under FDIC loss sharing agreements	4,093,214	9,641,425
Covered under FDIC loss sharing agreements	27,675,456	29,626,581
Accrued interest and dividends receivable	3,690,433	3,232,330
Premises and equipment, net	21,765,298	22,150,242
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	1,827,462	930,202
Cash surrender value of life insurance	32,774,523	31,678,013
FDIC receivable for loss sharing agreements	96,777,791	89,824,798
Deferred income taxes	4,557,858	3,379,577
Other assets	2,817,922	6,969,849
Total assets	$1,171,710,250	$1,186,081,911

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$911,093,806	$823,134,133
FHLB advances and other borrowings	110,000,000	212,000,000
Advance payments by borrowers for taxes and insurance	462,882	936,793
Other liabilities	10,737,862	13,134,618
Total liabilities	1,032,294,550	1,049,205,544
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at September 30, 2011 and 2010, respectively; 18,603,889 shares outstanding at September 30, 2011 and 18,588,398 shares outstanding at September 30, 2010	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,083,363	73,073,216
Treasury stock, at cost; 1,255,330 shares at September 30, 2011 and 1,270,821 shares at September 30, 2010	(36,127,940)	(36,614,648)
Unearned compensation – ESOP	(3,729,390)	(3,880,990)
Retained earnings	107,962,533	107,598,080
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(1,971,458)	(3,497,883)
Total stockholders’ equity	139,415,700	136,876,367
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,171,710,250	$1,186,081,911

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income

	Years Ended September 30,
	2011	2010	2009
Interest and dividend income:
Loans receivable	$41,361,825	$42,594,530	$29,092,582
Mortgage-backed securities and collateralized mortgage obligations	3,943,269	6,983,394	10,700,219
Federal Home Loan Bank Stock	91,706	50,407	29,394
Other investment securities available for sale	153,977	195,080	484,064
Interest-bearing deposits in other financial institutions	235,535	135,379	33,636
Total interest and dividend income	45,786,312	49,958,790	40,339,895
Interest expense:
Deposits	9,395,545	12,227,345	10,099,376
Borrowings	5,831,992	10,530,124	12,499,232
Total interest expense	15,227,537	22,757,469	22,598,608
Net interest income	30,558,775	27,201,321	17,741,287
Provision for loan losses, not covered under FDIC loss sharing agreement	1,700,000	5,800,000	4,550,000
Provision for covered loan losses	1,200,000	420,635	-
Net interest income after provision for loan losses	27,658,775	20,980,686	13,191,287
Noninterest income:
Service charges on deposit accounts	5,843,016	5,789,043	4,664,364
Gain on securities available for sale	774,277	898,915	2,160,760
Total impairment losses on securities	(5,598,920)	(4,884,612)	-
Portion of losses recognized in other comprehensive income	3,302,678	2,357,938	-
Net impairment losses recognized in earnings	(2,296,242)	(2,526,674)	-
Impairment loss on equity security	-	(1,000,000)	-
(Loss) gain on sale of other assets held for sale	(349,585)	-	2,086,053
Bank owned life insurance	1,096,510	1,128,164	1,269,268
Gain on sale of loans and loan servicing release fees	655,977	796,459	681,524
Loan servicing fees	388,625	334,255	223,375
Brokerage commissions	693,926	518,762	301,469
Acquisition gain	1,095,003	9,342,816	-
FDIC receivable for loss sharing agreements accretion	1,035,125	1,840,856	219,377
Other	346,322	387,129	405,321
Total noninterest income	9,282,954	17,509,725	12,011,511
Noninterest expenses:
Salaries and employee benefits	15,762,074	13,812,938	10,056,639
Occupancy	6,520,914	5,945,678	3,970,052
FHLB advance prepayment penalty	809,558	-	1,408,275
Legal and professional	2,105,319	1,507,993	989,230
Marketing	1,619,275	1,576,574	1,040,867
Federal insurance premiums and other regulatory fees	1,252,717	1,387,264	1,390,873
Net cost of operations of real estate owned	1,341,120	2,683,375	800,985
Furniture and equipment	772,716	669,572	647,878
Postage, office supplies and printing	962,239	780,079	625,110
Core deposit intangible amortization expense	237,437	183,194	134,402
Other	2,558,616	1,922,093	1,517,087
Total noninterest expenses	33,941,985	30,468,760	22,581,398
Income before income taxes	2,999,744	8,021,651	2,621,400
Income tax expense	694,392	2,086,661	305,638
Net income	$2,305,352	$5,934,990	$2,315,762

Basic net income per share	$0.13	$0.32	$0.13
Diluted net income per share	$0.13	$0.32	$0.12
Weighted average number of common shares outstanding	18,146,627	18,422,050	18,497,297
Weighted average number of common and potential common shares outstanding	18,183,938	18,473,624	18,558,523

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended September 30, 2011, 2010, and 2009

		Common stock		Additional paid-in capital	Treasury stock	Unearned compensation-ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Comprehensive income	Number of shares	Amount

Balance at September 30, 2008		19,859,219	198,592	42,537,428	(35,060,409)	(1,825,390)	103,301,290	(6,849,590)	102,301,921

Adjustment of income tax accounts		-	-	-	-	-	1,088,518	-	1,088,518
Comprehensive income (loss):
Net income	$2,315,762	-	-	-	-	-	2,315,762	-	2,315,762
Other comprehensive income – change in unrealized loss on securities, net of income taxes of $897,369	(1,427,421)	-	-	-	-	-	-	(1,427,421)	(1,427,421)
Total comprehensive income	$888,341
Dividends paid, $1.00 per share		-	-	-	-	-	(3,401,554)	-	(3,401,554)
Allocation of ESOP common stock		-	-	148,470	-	141,400	-	-	289,870
Vesting of restricted shares		-	-	32,066	340,424	-	-	-	372,490
Stock option expense		-	-	33,934	-	-	-	-	33,934
Repurchase of shares		-	-	-	(2,228,342)	-	-	-	(2,228,342)

Balance at September 30, 2009		19,859,219	198,592	42,751,898	(36,948,327)	(1,683,990)	103,304,016	(8,277,011)	99,345,178

Comprehensive income:
Net income	$5,934,990	-	-	-	-	-	5,934,990	-	5,934,990
Other comprehensive income – change in unrealized loss on securities, net of income tax benefit of $3,004,468	4,779,128	-	-	-	-	-	-	4,779,128	4,779,128
Total comprehensive income	$10,714,118
Dividends paid, $0.40 per share		-	-	-	-	-	(1,640,926)	-	(1,640,926)
Allocation of ESOP common stock		-	-	-	-	137,000	-	-	137,000
Stock issuance		4,400,000	440,000	30,191,569	-	(2,334,000)	-	-	27,857,569
Cancellation of shares previously owned by First Charter, MHC		(4,400,000)	(440,000)	-	-	-	-	-	-
Vesting of restricted shares		-	-	68,563	333,679	-	-	-	402,242
Stock option expense		-	-	61,186	-	-	-	-	61,186

Balance at September 30, 2010		19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367

(continued)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended September 30, 2011, 2010, and 2009
(continued)

		Common stock		Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Comprehensive income	Number of shares	Amount
Balance at September 30, 2010		19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367
Other comprehensive income:
Net income	$2,305,352	-	-	-	-	-	2,305,352	-	2,305,352
Other comprehensive income – change in unrealized loss on securities, net of income tax benefit of $959,609	1,526,425	-	-	-	-	-	-	1,526,425	1,526,425
Total comprehensive income	$3,831,777
Dividends paid, $0.20 per share		-	-	-	-	-	(1,940,899)	-	(1,940,899)
Allocation of ESOP common stock		-	-	-	-	151,600	-	-	151,600
Vesting of restricted shares		-	-	(94,944)	486,708	-	-	-	391,764
Stock option expense		-	-	105,091	-	-	-	-	105,091
Balance at September 30, 2011		19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	2,305,352	$5,934,990	$2,315,762
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	1,700,000	5,800,000	4,550,000
Provision for covered loan losses	1,200,000	420,635	-
Depreciation and amortization	1,335,515	1,097,217	1,007,408
Deferred income tax expense (benefit)	(1,973,499)	(277,892)	(430,209)
Accretion and amortization of premiums and discounts, net	1,995,603	1,343,798	127,242
Accretion of fair value discounts related to covered loans	(8,248,209)	(7,760,565)	(1,568,322)
Accretion of fair value discounts related to FDIC receivable	(1,035,125)	(1,840,856)	(219,377)
Gain on sale of loans and loan servicing release fees	(655,977)	(796,459)	(681,524)
Proceeds from sale of loans	33,976,397	21,775,030	25,996,713
Originations and purchases of loans held for sale	(31,550,298)	(21,916,571)	(25,146,308)
Gain on acquisition	(1,095,003)	(9,342,816)	-
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(774,277)	(898,915)	(2,160,760)
Other-than-temporary impairment-securities	2,296,242	2,526,674	-
Other-than-temporary impairment-other	-	1,000,000	-
Write down of real estate owned	774,616	1,399,111	669,870
Write down of real estate owned reimbursed by FDIC	-	2,766,366	-
Loss (gain) on sale of real estate owned	44,894	102,235	(113,007)
Loss (gain) on sale of other assets held for sale	349,585	-	(2,086,053)
FHLB advance prepayment penalty	809,558	-	1,408,275
Recovery payable to FDIC on other real estate owned gains	-	(259,726)	(130,046)
Restricted stock award expense	216,668	191,906	285,046
Stock option expense	105,091	61,186	33,934
Increase in cash surrender value on bank owned life insurance	(1,096,510)	(1,128,164)	(1,269,268)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	267,173	1,163,551	192,004
Decrease (increase) in other assets	4,125,736	(5,182,241)	437,172
(Decrease) increase in other liabilities	(5,239,014)	2,902,698	867,398
Net cash (used in) provided by operating activities	(165,482)	(918,808)	4,085,950

Cash flows from investing activities:

Proceeds from sales of mortgage-backed securities, collateralized mortgage obligations available for sale and other investments	21,173,165	53,924,637	89,435,458
Principal collections on government sponsored entities securities available for sale	302,430	813,180	1,103,987
Principal collections on mortgage-backed securities and collateralized mortgage obligations available for sale	52,175,392	57,718,120	69,470,730
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(67,522,491)	(14,107,959)	(111,700,517)
Purchase of other securities available for sale	(43,721,996)	(475,000)	(21,891,798)
Proceeds from the sale or issuer call of equity securities and other investments	20,165,069	375,000	58,055,440
Proceeds from maturities of other securities available for sale	3,574,950	3,568,829	-
Proceeds from redemption of FHLB stock	4,473,912	1,085,900	2,806,500
Purchase of FHLB stock	-	-	(2,236,500)
Proceeds from redemption of FRB stock acquired	-	-	157,800
Net decrease (increase) in loans receivable	59,326,132	21,252,730	(43,565,622)
Net decrease in FDIC receivable	45,638,131	46,749,211	23,729,476
Proceeds from sale of real estate owned	31,784,268	17,781,589	5,443,005
Proceeds from sale of premises and equipment	412,980	-	781,510
Purchases of premises and equipment	(839,960)	(5,777,124)	(1,639,139)
Net cash received from acquisitions	49,326,291	68,914,993	30,017,337
Net cash provided by investing activities	176,268,273	251,824,106	99,967,667

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2011	2010	2009
Cash flows from financing activities:
Purchase of treasury stock	-	-	(2,228,342)
Dividends paid	(1,940,899)	(1,640,926)	(3,401,554)
Stock issuance	-	27,857,569	-
Decrease in deposits	(156,755,359)	(70,489,262)	(4,779,819)
Proceeds from Federal Home Loan Bank advances	-	-	56,300,000
Principal payments on Federal Home Loan Bank advances	(102,809,558)	(24,491,486)	(110,784,940)
Net decrease in advance payments by borrowers for taxes and insurance	(473,911)	(342,647)	41,946
Net cash used in financing activities	(261,979,727)	(69,106,752)	(64,852,709)
Net (decrease) increase in cash and cash equivalents	(85,876,936)	181,798,546	39,200,908
Cash and cash equivalents at beginning of period	235,638,582	53,840,036	14,639,128
Cash and cash equivalents at end of period	$149,761,646	$235,638,582	$53,840,036
Supplemental disclosures of cash flow information:
Interest paid	$16,565,221	$22,918,703	$23,210,377
Income taxes paid	$1,678,641	$3,724,092	$330,697
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$14,830,664	$30,466,966	$11,211,995
Premises and equipment acquired through foreclosure of collateral on loans receivable	$286,154	$-	$-
Issuance of ESOP common stock	$151,600	$137,000	$289,870
Issuance of common stock under stock benefit plan	$391,764	$402,242	$372,490
Unrealized gain (loss) on securities available for sale, net	$1,526,425	$4,779,128	$(1,427,421)
Acquisitions
Assets acquired at fair value	$248,978,989	$316,233,077	$196,749,266
Liabilities assumed at fair value	248,304,905	310,627,386	196,749,266
Net assets acquired	$674,084	$5,605,691	$-

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Note 1:	Summary of Significant Accounting Policies

The consolidated financial statements of Charter Financial Corporation and subsidiary (the Company) include the financial statements of Charter Financial Corporation and its wholly owned subsidiary, CharterBank (the Bank).  All intercompany accounts and transactions have been eliminated in consolidation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated the Company's former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like First Charter, MHC (the “MHC”) and Charter Financial, in addition to bank holding companies which the FRB already regulated.

Charter Financial Corporation was formed through the reorganization of CharterBank in October 2001. At that time, CharterBank converted from a federally chartered mutual savings and loan association into a two–tiered mutual holding company structure and became a direct wholly owned subsidiary of Charter Financial Corporation. Through a public offering during the same year, Charter Financial Corporation sold 20% of its common stock.  During the year ended September 30, 2007 the Company repurchased approximately 500,000 of its shares and deregistered with the Securities and Exchange Commission.  In conjunction with the deregistration from the Securities and Exchange Commission the Company moved the trading of its stock from NASDAQ to the Over-the-Counter Bulletin Board. First Charter, MHC, (“First Charter”) a federal mutual holding company, owns approximately 61% of the outstanding shares of the common stock of Charter Financial Corporation at September 30, 2011 and 2010 following various treasury stock transactions of the Company.  In September 2010, the Company completed an incremental stock offering in which 4,400,000 shares were sold to the public and First Charter cancelled 4,400,000 shares.  In conjunction with the incremental stock offering, the Company moved the trading of its stock to the NASDAQ Capital Market.  First Charter, MHC waived dividends of $1.7 million, $5.7 million, and $28.7 million during the years ended September 30, 2011, 2010, and 2009, respectively.

The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its branch offices in West Central Georgia, East Central Alabama and the Florida Panhandle. In addition, the Company operates a cashless branch in Norcross, Georgia. The Company primarily competes with other financial institutions in its market area. The Company’s primary lending market has been the states of Georgia and Alabama with Florida being added as a result of the acquisition of The First National Bank of Florida (“FNB”).  The Company operates and manages as a one-bank holding company and, as such, has no reportable segments.

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
September 30, 2011, 2010, and 2009

(a)	Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the FDIC receivable for loss sharing agreements, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties.  In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgagees, and assesses other current data.  The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

A substantial portion of the Company’s loans is secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.

The Company recorded an increase in retained earnings of $1.09 million in 2009 with a corresponding decrease to income taxes payable to correct historical income tax accounts for this immaterial adjustment.  Qualitative considerations also conclude that such adjustment is immaterial.

Certain reclassifications of 2009 and 2010 balances have been made to conform to classifications used in 2011. These reclassifications did not change net income.

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
September 30, 2011, 2010, and 2009

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

Acquired loans are recorded at fair value at the date of acquisition.  The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable difference and, if appropriate, an accretable yield.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the non-accretable difference, which is included in the carrying amount of acquired loans.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior changes, or a reclassification of the difference from non-accretable to accretable with a positive impact on the accretion of interest income in future periods.  Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.  The expected cash flows method of income recognition is also used for other acquired loans in the NCB and MCB acquisitions.

Performing loans acquired in the FNB acquisition are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio.  Such estimated credit losses are recorded as an acquisition fair value adjustment and are accreted as an adjustment to yield over the estimated lives of the loans. Effective October 1, 2009, as a result of the adoption of new accounting guidance, there is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

Loans covered under loss sharing agreements with the FDIC (Covered Loans) are reported in loans exclusive of the expected reimbursement from the FDIC.  Covered Loans are initially recorded at fair value at the acquisition date.  Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC under loss sharing agreements.  Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed.  Subsequent significant increases in the amount expected to be collected result in the reversal of any previously recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for credit losses had been recorded. Interest is accrued daily on the outstanding principal balances of non-impaired loans.  Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

In accordance with the loss sharing agreements with the FDIC, certain expenses relating to covered assets of external parties such as legal, property taxes, insurance, and the like may be partially reimbursed by the FDIC.  Such qualifying future expenditures on covered assets will result in an increase to the FDIC receivable.

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

(h)	Receivable from FDIC for Loss Sharing Agreements

Under loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the reimbursable portion of the estimated losses in the covered loans and other real estate acquired.  The receivable was recorded at the present value of the estimated cash flows using discount rates of approximately four percent, one and a half percent, and two percent, respectively, at the date of the respective acquisition and will be reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure change.  Most third party expenses on real estate and covered loans are covered under the loss sharing agreements and the cash flows from the reimbursable portion are included in the estimate of cash flows.

(i)	Mortgage Banking Activities

As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors.  The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the commitment of the loan by the Company.  Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms.  The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan.  The gain generally represents the portion of the proceeds attributed to servicing release premiums received from the investors and the realization of origination fees received from borrowers which were deferred as part of the carrying amount of the loan.  Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market.  The fair value of the underlying commitment is not material to the consolidated financial statements.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

Intangible assets include costs in excess of net assets acquired and core deposit intangibles recorded in connection with the acquisitions of EBA Bancshares, Inc. and subsidiary, Eagle Bank of Alabama (collectively “EBA”), McIntosh Commercial Bank and The First National Bank of Florida. The core deposit intangible is being amortized over thirteen, five and six years, respectively.

The Company tests its goodwill for impairment annually and upon certain triggering events on an interim basis. A key element of the Company’s impairment assessment is the monitoring of the Company’s market capitalization compared to its recorded stockholders’ equity.  No impairment charges have been recognized through September 30, 2011.

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

The Company’s wholly-owned subsidiary acquired The First National Bank of Florida (“FNB”) headquartered in Milton, Florida on September 9, 2011.  The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition.  The acquired assets and assumed liabilities of FNB were measured at estimated fair value.  Management made significant estimates and exercised significant judgment in accounting for the acquisition of FNB.  Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans.  Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions.  Management used quoted or current market prices to determine the fair value of investment securities acquired from FNB.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

	Years Ended September 30,
	2011	2010	2009
Net income	$2,305,352	$5,934,990	$2,315,762
Denominator:
Weighted average common shares outstanding	18,146,627	18,422,050	18,497,297
Equivalent shares issuable upon vesting of restricted
stock awards and dilutive shares	37,311	51,574	61,226
Diluted shares	18,183,938	18,473,624	18,558,523
Net income per share
Basic	$0.13	$0.32	$0.13
Diluted	$0.13	$0.32	$0.12

(p)	Treasury Stock

Treasury stock is accounted for at cost.

(q)	Employee Stock Ownership Plan (ESOP)

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

(r)	Bank Owned Life Insurance

The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company.  The total cash surrender value amounts of such policies at September 30, 2011 and 2010 was $32,774,523 and $31,678,013, respectively. The Company recorded, as income, increases to the cash surrender value of $1,096,510, $1,128,164, and $1,269,268, for the three years ended September 30, 2011, 2010, and 2009, respectively.

(s)	Recent Accounting Pronouncements

Beginning October 1, 2009 for the Company, changes to accounting standards for business combinations became effective.  The new guidance established the acquisition method of accounting for all business combinations and required that an acquirer be indentified for each business combination.  The acquirer is required to recognize the fair value of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  The fair value established for loans includes any estimated losses; therefore, no allowance for loan losses is established at acquisition.  The new guidance required that acquisition-related costs and restructuring costs be recognized as period expenses as incurred.  The Company adopted the provisions of this guidance and the acquisition method of accounting was applied for the acquisition of MCB and FNB.  The Company recorded a pre-tax gain on acquisition of $9.3 million and recorded acquisition related expenses of approximately $560,000 for MCB and recorded a pre-tax gain on acquisition of $1.1 million and recorded acquisition related expenses of approximately $538,000 for FNB.

In January 2010, the FASB issued an update to the accounting standards for the presentation on fair value disclosures.  The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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
September 30, 2011, 2010, and 2009

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

In September 2011, the FASB issued an update to the accounting standards relating to testing goodwill for impairment. This guidance allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  This update will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

Note 2:	Goodwill and Other Intangible Assets

Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits, ranging from five to thirteen years. The Company recorded amortization expense related to the core deposit intangible of $237,437, $183,194, and $134,402 for the years ended September 30, 2011, 2010, and 2009, respectively.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

At September 30, 2011 and 2010, intangible assets are summarized as follows:

	September 30,
	2011	2010
Goodwill	$4,325,282	$4,325,282
Core deposit intangible	$3,369,449	$2,234,752
Less accumulated amortization	1,541,987	1,304,550
	$1,827,462	$930,202

Amortization expense for the core deposit intangible for the next five years as of September 30, 2011 is as follows:

September 30,
2011

2012	$544,103
2013	458,121
2014	367,029
2015	253,120
2016	180,480
Thereafter	24,609

$1,827,462

Note 3:	Federally Assisted Acquisitions

Neighborhood Community Bank

On June 26, 2009, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of NCB from the FDIC, as Receiver of NCB.  NCB operated four commercial banking branches primarily within the Newnan, Georgia area.  The FDIC took NCB under receivership upon its closure by the Georgia Department of Banking and Finance.  The Bank’s bid to purchase NCB included the purchase of substantially all NCB’s assets at a discount of $26,900,000 in exchange for assuming certain NCB deposits and certain other liabilities.  No cash, deposit premium or other consideration was paid by the Bank.  The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date.  Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $82,000,000, and 95 percent of net losses exceeding $82,000,000.  The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.  As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $49,991,245 at the time of acquisition.  For the year ended September 30, 2011, the Bank has submitted $68,099,046, in cumulative net losses to the FDIC under the loss-sharing agreements of which $54,479,237 is reimbursable.  The Bank has received $52,823,145 in reimbursements from the FDIC during that same period.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

	As Recorded by NCB	Aggregate Fair Value and Other Acquisition Accounting Adjustments		As Recorded by the Bank
Assets
Cash and due from banks	$10,602,482	$19,414,855	(a)	$30,017,337
Securities	12,763,061	(14,395)	(b)	12,748,666
FHLB and FRB stock	1,157,700	-		1,157,700
Loans, net of unearned income	159,900,960	(65,194,681)	(c)	94,706,279
Other real estate owned	17,676,456	(10,240,018)	(d)	7,436,438
FDIC receivable for loss sharing agreements	-	49,991,245	(e)	49,991,245
Other assets	691,601	1,100,000	(i)	691,601
		(1,100,000)	(i)
Total assets acquired	$202,792,260	$(6,042,994)		$196,749,266	(i)
Liabilities
Deposits	$181,325,925	$912,499	(f)	$182,238,424
FHLB advances	13,000,000	76,665	(g)	13,076,665
Other liabilities	981,190	452,987	(h)	1,434,177
Total liabilities assumed	195,307,115	1,442,151		196,749,266
Excess of assets acquired over liabilities assumed	$7,485,145
Aggregate fair value and other acquisition accounting adjustments		$(7,485,145)

Explanation of aggregate fair value and other acquisition accounting adjustments

(a) –	Adjustment reflects the initial wire received from the FDIC on the acquisition date.

(b) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired investment securities portfolio.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

At the time of acquisition, the Company also recorded a net FDIC receivable of $49,991,245, representing FDIC indemnification under loss sharing agreements for covered loans and other real estate.  Such receivable was discounted by $2,029,990 for the expected timing of receipt of these cash flows.

McIntosh Commercial Bank

On March 26, 2010, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of McIntosh Commercial Bank (MCB) from the FDIC, as Receiver of MCB.  MCB operated four commercial banking branches and was headquartered in Carrollton, Georgia.  The FDIC took MCB under receivership upon its closure by the Georgia Department of Banking and Finance.  The Bank’s bid to purchase MCB included the purchase of substantially all MCB’s assets at a discount of $53,000,000 in exchange for assuming certain MCB deposits and certain other liabilities.  No cash, deposit premium or other consideration was paid by the Bank.  The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date.  Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $106,000,000, and 95 percent of net losses exceeding $106,000,000.  The term for loss sharing on residential real estate loans is ten years, while the term of for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.  As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $108,252,007 at the time of acquisition.  For the year ended September 30, 2011, the Bank has submitted $110,597,880 in net cumulative losses to the FDIC under the loss-sharing agreements of which $89,167,986 is reimbursable. The Bank has received $79,148,520 in reimbursements from the FDIC during that same period.

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Noninterest income includes a pre-tax gain on acquisition of $9,342,816 for the year ended September 30, 2010.  The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed.

The following table presents the assets acquired and liabilities assumed, as recorded by MCB on the acquisition date and as adjusted for purchase accounting adjustments.

	As recorded by		Fair value		As recorded by
	MCB		adjustments		CharterBank
Assets
Cash and due from banks	$32,285,757		$36,629,236	(a)	$68,914,993
FHLB and other bank stock	1,321,710		(200,410	) (b)	1,121,300
Mortgage-backed securities	24,744,318		(75,028	) (c)	24,669,290
Loans	207,644,252		(110,645,341	) (d)	96,998,911
Other real estate owned	55,267,968		(40,136,424	) (e)	15,131,544
FDIC receivable for loss sharing agreements	-		108,252,007	(f)	108,252,007
Core deposit intangible	-		258,811	(g)	258,811
Other assets	1,313,923		(427,702	) (h)	886,221
Total assets	$322,577,928		$(6,344,851)		$316,233,077

Liabilities
Deposits:
Noninterest-bearing	$5,443,673		$-		$5,443,673
Interest-bearing	289,862,953		683,100	(i)	290,546,053
Total deposits	295,306,626		683,100		295,989,726
FHLB advance and other borrowings	9,491,486		-		9,491,486
Deferred tax liability	-		3,737,126	(j)	3,737,126
Other liabilities	1,409,048		-		1,409,048
Total liabilities	306,207,160		4,420,226		310,627,386

Excess of assets acquired over
liabilities assumed	$16,370,768	(k)
Aggregate fair value adjustments			$(10,765,077)
Net assets of MCB acquired					$5,605,691

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

The First National Bank of Florida

On September 9, 2011, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of The First National Bank of Florida (FNB) from the FDIC, as Receiver of FNB.  FNB operated eight commercial banking branches and was headquartered in Milton, Florida.  The FDIC took FNB under receivership upon its closure by the Office of Controller of Currency.  The Bank’s bid to purchase FNB included the purchase of substantially all FNB’s assets at a discount of $28,000,000 in exchange for assuming all FNB deposits and certain other liabilities.  No cash, deposit premium or other consideration was paid by the Bank.  The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date.  Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets.  The term for loss sharing on residential real estate loans is ten years, while the term of for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.  As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $51,555,999 at the time of acquisition.

The loss share agreements include a true-up payment in the event FNB’s losses do not reach the  FDIC’s total intrinsic loss estimate, as defined in the loss sharing agreement, of $59,483,125.  On October 25, 2019, the true-up measurement date, CharterBank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation:  A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $11,896,625; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($7,000,000); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing or $7,380,467.  Current loss estimates indicate that no true-up payment will be paid to the FDIC during 2021.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The acquisition of FNB was accounted for under the acquisition method of accounting.  The statement of net assets acquired and the resulting acquisition date purchase gain is presented in the following table.  As explained in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

Noninterest income includes a pre-tax gain on acquisition of $1,095,003.  The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed.

The following table presents the assets acquired and liabilities assumed, as recorded by FNB on the acquisition date and as adjusted for purchase accounting adjustments.

	As recorded by		Fair value		As recorded by
	FNB		adjustments		CharterBank
Assets
Cash and due from banks	$25,689,080		$23,637,211	(a)	$49,326,291
FHLB and FRB stock	993,612		-		993,612
Investment securities available for sale	13,002,568		(97,407	) (b)	12,905,161
Loans	185,927,300		(64,463,794	) (c)	121,463,506
Other real estate owned	24,943,178		(14,383,246	) (d)	10,559,932
FDIC receivable for loss sharing agreements	-		51,555,999	(e)	51,555,999
Core deposit intangible	-		1,134,697	(f)	1,134,697
Other assets	1,291,037		(251,246	) (g)	1,039,791
Total assets	$251,846,775		$(2,867,786)		$248,978,989

Liabilities
Deposits	244,715,032		-		244,715,032
Deferred tax liability	-		420,919	(j)	420,919
Other liabilities	2,768,954		400,000	(i)	3,168,954
Total liabilities	247,483,986		820,919		248,304,905

Excess of assets acquired over
liabilities assumed	$4,362,789	(h)
Aggregate fair value adjustments			$(3,688,705)
Net assets of FNB acquired					$674,084

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Explanation of fair value adjustments

(a) –	Adjustment reflects the initial wire received from the FDIC adjusted for overpayment by the FDIC on the acquisition date.

(b) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired investment securities portfolio.

(c) -
Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio.  The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(d) –	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.

(e) –
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements.  The receivable was recorded at present value of the estimated cash flows using an average discount rate of approximately two percent.

(f) –	Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(g) –	Adjustment reflects fair value adjustments to record certain other assets acquired in this transaction.

(h) –
Amount represents the excess of assets acquired over liabilities assumed and since the asset discount bid by CharterBank of $28 million exceeded this amount, the difference resulted in a  cash settlement with the FDIC on the acquisition date.

(i) –	Adjustment reflects fair value adjustments to record certain other liabilities in this transaction.

(j) –	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.

Results of operations for FNB prior to the acquisition date are not included in the income statement for the year ended September 30, 2011.  Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss sharing agreements, historical results of FNB are not relevant to the Bank’s results of operations.  Therefore, no pro forma information is presented.

Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the FNB FDIC-assisted acquisition transaction.  On the acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired in the FNB acquisition were $121,640,137 and the estimated fair value of the loans were $57,815,980.  At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $52,620,752 relating to these impaired loans, reflected in the recorded net fair value.  Such amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC.  The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $11,203,405 on the acquisition date relating to these impaired loans.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

On the acquisition date, the preliminary estimate of the contractually required principal payments receivable for all other loans acquired in the acquisition was $64,287,163 and the estimated fair value of the loans were $63,647,526.  In its estimate of cash flows for such loans, the Company also recorded an accretable discount of $639,637 relating to these other loans which will be recognized on a level yield basis over the life of the loans, representing periods up to sixty months.

At the time of acquisition, the Company also recorded a net FDIC receivable of $51,555,999, representing FDIC indemnification under loss sharing agreements for covered loans and other real estate.

Note 4:	Other Investment Securities and FHLB Stock

Investment securities available for sale are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Tax-free municipals	$10,618,273	$21,404	$(13,452)	$10,626,225
U.S. government sponsored entities	17,414,309	95,567	-	17,509,876

Total	$28,032,582	$116,971	$(13,452)	$28,136,101

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Tax-free municipals	$100,000	$2,821	$-	$102,821

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated fair value
Less than 1 year	$1,550,652	$1,556,394
1-5 years	10,518,801	10,593,226
Greater than 5 years	15,963,129	15,986,481

	$28,032,582	$28,136,101

The Company’s investment in FHLB stock was $10,590,900 and $14,071,200 September 30, 2011 and 2010, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value.  As of September 30, 2011, the investment in FHLB stock represented approximately 0.904 percent of total assets and the amortized cost and fair value of this investment are equal.  In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value.  The Company has reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLB Banks have a very high degree of government support.

The FHLB of Atlanta is redeeming limited amounts of its member’s excess stock.

Furthermore, the Company currently has sufficient liquidity or has access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount.  For the reasons above, the Company concluded that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2011 and ultimate recoverability of the par value of this investment is probable.

Proceeds from called or matured other investment securities during the years ended September 30, 2011, 2010 and 2009 were $3,574,950, $375,000, and $29,050,000, respectively. Proceeds from sales in 2011 were $20,165,069 which resulted in gross gains and losses of $177,900 and $0, respectively.  Proceeds from sales in 2010 were $3,568,829 which resulted in gross gains and losses of $230,242 and $0, respectively.  Proceeds from sales in 2009 were $29,005,440 which resulted in gross gains and losses of $14,655 and $6,875, respectively.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Investment securities that have been in a continuous unrealized loss position for less than 12 months at September 30, 2011 are as follows.  There were no such securities at September 30, 2010.

	Amortized cost	Gross unrealized losses	Estimated fair value

Tax free municipals	$1,339,585	$(13,452)	$1,326,133

There are no other investment securities available for sale that have been in a continuous loss position for more than 12 months at September 30, 2011 or 2010.  At September 30, 2011 all but $100,000 of tax free municipal bonds are pre-refunded.

Note 5:	Mortgage–Backed Securities and Collateralized Mortgage Obligations

Mortgage–backed securities and collateralized mortgage obligations available for sale are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	$62,750,950	$856,995	$-	$63,607,945
GNMA certificates	5,841,685	246,044	-	6,087,729
FHLMC certificates	20,634,103	657,084	-	21,291,187
Collateralized mortgage obligations:
FNMA	16,682,474	451,103	-	17,133,577
GNMA	3,648,357	29,348	(1,130)	3,676,575
FHLMC	870,973	72,653	-	943,626
Private-label mortgage securities:
Investment grade	3,212,607	35,163	(424,674)	2,823,096
Split Rating [1]	9,041,253	6,335	(995,327)	8,052,261
Non investment grade	11,008,649	-	(4,024,172)	6,984,477
	$133,691,051	$2,354,725	$(5,445,303)	$130,600,473

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage–backed securities:
FNMA certificates	$35,164,154	$798,264	$-	$35,962,418
GNMA certificates	7,134,764	479,147	-	7,613,911
FHLMC certificates	25,437,288	660,606	-	26,097,894
Collateralized mortgage obligations:
FNMA	9,605,091	291,337	(24,691)	9,871,737
GNMA	6,130,553	9,117	(31,337)	6,108,333
FHLMC	20,515,780	275,356	(6,603)	20,784,533
Private-label mortgage securities:
Investment grade	15,536,036	79,523	(1,248,221)	14,367,338
Split Rating [1]	5,428,728	-	(512,385)	4,916,343
Non investment grade	13,430,164	-	(6,072,756)	7,357,408

	$138,382,558	$2,593,350	$(7,895,993)	$133,079,915

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

Credit ratings are current as of September 30, 2011.  Proceeds from sales of mortgage–backed securities and collateralized mortgage obligations during years ended September 30, 2011, 2010, and 2009 were $21,173,165, $53,924,637, and $89,435,458, respectively.  Gross realized gains on the sale of these securities were $596,377, $878,342, and $2,169,004, for the years ended September 30, 2011, 2010 and 2009, respectively and gross realized losses were $0, $209,669, and $16,024, for the years ended September 30, 2011, 2010, and 2009, respectively.

Mortgage–backed securities and collateralized mortgage obligations with an aggregate carrying amount of $56,190,496 and $92,865,006 at September 30, 2011 and 2010, respectively, were pledged to secure FHLB advances.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for less than 12 months at September 30, 2011 and 2010 are as follows:

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
Private-label mortgage securities	$1,782,525	$(110,599)	$1,671,926

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
FNMA	$3,760,606	$(24,691)	$3,735,915
FHLMC certificates	1,531,605	(6,603)	1,525,002
Private-label mortgage securities	4,871,106	(31,337)	4,839,769

	$10,163,317	$(62,631)	$10,100,686

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Mortgage–backed securities and collateralized mortgage obligations that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2011 and 2010 are as follows:

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
GNMA	$346,140	$(1,130)	$345,010
Private-label mortgage securities	18,833,695	(5,333,574)	13,500,121

	$19,179,835	$(5,334,704)	$13,845,131

	September 30, 2010
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
Private-label mortgage securities	$29,058,952	$(7,833,362)	$21,225,590

At September 30, 2011, the Company had approximately $5.4 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $20.6 million. On three securities the Company recorded $2.3 million in other than temporary impairment during the year ended September 30, 2011.  Additionally, the Company has recorded $3.3 million (pre-tax) in accumulated other comprehensive loss related to these three securities at September 30, 2011.  The increase in the fair value of the remaining mortgage securities primarily resulted from increased liquidity and an overall improvement in the market for these securities.

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the years ended September 30, 2011 and 2010:

	Years Ended September 30
	2011	2010

Beginning balance of credit losses previously recognized in earnings	$2,526,674	$-
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	2,296,242	-
Ending balance of cumulative credit losses recognized in earnings	$4,822,916	$2,526,674

The following table shows issuer-specific information including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company’s portfolio of non-agency collateralized mortgage obligations as of September 30, 2011.  At September 30, 2011, the Company had recorded a cumulative total of $2.4 million of other than temporary impairment charges with respect to SARM 2005-15 2A2, a cumulative total of $2.0 million of other than temporary impairment charges with respect to CWALT 2005-63 2A2, and a total of $380,000 of other than temporary impairment charges with respect to MARM 2004-13 B1.  No other mortgage securities in the investment portfolio were other than temporarily impaired at September 30, 2011.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Cusip	Description	Credit Rating			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(Dollars in thousands)
12668AXE0	CWALT 2005-63 2A2	C	D	n/a	$2,007	$1,693	$375	$209	$(166)
172921J74	CMSI 1993-14 A3	WR	BB	n/a	-	127	127	121	(6)
17307GDL9	CMLTI 2004-HYB1 A31	B3	n/a	AA	-	1,783	1,783	1,672	(111)
36228FQF6	GSR 2003-4F 1A2	n/a	AAA	AAA	-	507	507	517	10
36242DXZ1	GSR 2005-2F 1A2	n/a	B	AA	-	836	836	842	6
55265KL80	MASTR 2003-8 4A1	n/a	AAA	AAA	-	1,314	1,304	1,328	24
576433QD1	MARM 2004-7 5A1	Ba3	AAA	n/a	-	6,423	6,423	5,538	(885)
576433UQ7	MARM 2004-13 B1	NR	B-	n/a	380	6,911	6,530	3,473	(3,057)
576433VN3	MARM 2004-15 4A1	Ba3	n/a	B	-	3,069	3,069	2,354	(715)
863579UR7	SARM 2005-15 2A2	NR	CC	n/a	2,436	3,343	907	828	(79)
86359BVF5	SARM 2004-6 3A3	n/a	AAA	n/a	-	1,402	1,402	978	(424)
					$4,823	$27,408	$23,263	$17,860	$(5,403)

The largest unrealized loss in the table above is on the MARM 2004-13 B1.  The Company’s analysis indicates that expected cash flows will recover the current book value.  The Company believes that there are non-credit related factors, including liquidity risk, affecting the market value of this security.  The Company believes that the market value is low as the bond supports more senior tranches in the structured securitization with declining credit support from less senior tranches.  The loans have strong loan to value ratios, including the current loan to value ratio with indexed housing values based on present market conditions.  The security has not incurred any cash losses to date, however expected future losses are estimated at $380,000 which has been recorded as an other than temporary impairment.

Note 6:	Loans Receivable

Loans receivable are summarized as follows:

	September 30,
	2011	2010

Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$98,844,828	$106,041,006
Commercial real estate	252,037,202	267,725,686
Commercial	17,612,661	19,603,898
Real estate construction	41,726,520	45,930,424
Consumer and other	20,137,875	22,485,945
Loans receivable, net of undisbursed proceeds of loans in process	430,359,086	461,786,959
Less:
Unamortized loan origination fees, net	1,010,480	758,407
Allowance for loan losses	9,369,837	9,797,095
Total loans not covered, net	$419,978,769	$451,231,457

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The carrying amount of covered loans at September 30, 2011 and 2010 consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	September 30, 2011
	Impaired	All Other	Total
	Loans at	Acquired	Covered
	Acquisition	Loans	Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$8,424,249	$11,499,713	$19,923,962
Commercial real estate	131,095,653	132,166,044	263,261,697
Commercial	10,263,020	22,478,750	32,741,770
Real estate construction	8,059,927	778,764	8,838,691
Consumer and other	866,166	7,715,276	8,581,442
Loans receivable, gross	158,709,015	174,638,547	333,347,562
Less:
Non-accretable difference	64,349,832	7,799,285	72,149,117
Allowance for covered loan losses	-	6,892,425	6,892,425
Accretable discount	16,893,100	4,705,432	21,598,532
Discount on acquired performing loans	-	622,258	622,258
Unamortized loan origination fees, net	-	39,475	39,475
Total loans covered, net	$77,466,083	$154,579,672	$232,045,755

	September 30, 2010
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$4,440,436	$7,464,467	$11,904,903
Commercial real estate	53,347,535	97,615,020	150,962,555
Commercial	23,848,208	28,715,756	52,563,964
Real estate construction	6,879,358	2,078,078	8,957,436
Consumer and other	1,479,003	9,345,905	10,824,908
Loans receivable, gross	89,994,540	145,219,226	235,213,766
Less:
Non-accretable difference	40,203,964	12,656,615	52,860,579
Allowance for covered loan losses	-	15,553,536	15,553,536
Accretable discount	10,166,664	8,476,672	18,643,336
Unamortized loan origination fees, net	-	18,167	18,167
Total loans covered, net	$39,623,912	$108,514,236	$148,138,148

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Loans covered under loss sharing agreements with the FDIC (Covered Loans) are reported in loans exclusive of the expected reimbursement from the FDIC.  Covered Loans are initially recorded at fair value at the acquisition date.  Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC under loss sharing agreements.  Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed.  Subsequent significant increases in the amount expected to be collected result in the reversal of any previously-recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for credit losses had been recorded.  Interest is accrued daily on the outstanding principal balances of non-impaired loans.  Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

Covered Loans which are more than 90 days past due with respect to contractual interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status as to contractual interest.  Substantially all covered loans record accretion income based on the expected cash flows method.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired impaired loans and all other acquired loans as of the acquisition dates during the year ended September 30, 2011 are provided in the following table:

	FNB as of September 9, 2011
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
Contractually required principal
and interest payments	$128,021,417	$71,626,357	$199,647,774
Interest not expected to be collected	(2,552,784)	-	(2,552,784)
Non-accretable principal difference	(52,620,752)	-	(52,620,752)
Cash flows expected to be collected	72,847,881	71,626,357	144,474,238
Interest expected to be collected	(3,828,496)	(7,339,194)	(11,167,690)
Accretable yield	(11,203,405)	-	(11,203,405)
Discount on acquired performing loans	-	(639,637)	(639,637)

Fair value of loans acquired	$57,815,980	$63,647,526	$121,463,506

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The above FNB acquisition table includes $900,259 in consumer loans that are not covered under the FDIC loss sharing agreement.

The following table documents changes in the accretable discount on acquired loans during the years ended September 30, 2011 and 2010:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2008	$—	$—	$—
Accretable yield acquired	—	10,362,689	10,362,689
Loan accretion	—	(1,568,322)	(1,568,322)
Balance, September 30, 2009	—	8,794,367	8,794,367
Accretable yield acquired	12,603,800	5,303,343	17,907,143
Other adjustments to decrease accretable yield	—	(297,609)	(297,609)
Loan accretion	(2,437,136)	(5,323,429)	(7,760,565)

Balance, September 30, 2010	10,166,664	8,476,672	18,643,336
Accretable yield acquired	11,203,405	-	11,203,405
Loan accretion	(4,476,969)	(3,771,240)	(8,248,209)

Balance, September 30, 2011	$16,893,100	$4,705,432	$21,598,532

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

	September 30,
	2011	2010

Balance, beginning of year	$15,553,536	$23,832,265
Loans charged-off (gross)	(16,103,611)	(10,786,622)
Recoveries on loans previously charged-off	1,442,500	404,716
Provision for loan losses charged to FDIC receivable	4,800,000	1,682,542
Provision for loan losses charged to operations	1,200,000	420,635

Balance, end of year	$6,892,425	$15,553,536

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

 The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate during the years ended September 30, 2011 and 2010:

	September 30,
	2011	2010

Balance, beginning of year	$89,824,798	$26,481,146
Fair value of FDIC receivable for loss sharing agreements at acquisition	51,555,999	108,252,007
Receipt of payments from FDIC	(53,615,832)	(54,680,714)
Accretion of fair value adjustment	1,035,125	1,840,856
Recovery of previous loss reimbursements	(3,617,003)	-
Provisions for estimated losses on covered assets	4,800,000	4,448,908
External expenses qualifying under loss sharing agreements	6,794,704	3,482,595

Balance, end of year	$96,777,791	$89,824,798

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

Commercial real estate loans are generally made by the Company to Georgia, Florida, or Alabama entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 31.50% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia, Alabama and Florida. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market on a servicing-released basis and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement.  At September 30, 2011, the Company had $15.8 million of home equity lines of credit and second mortgage loans not covered by loss sharing.

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

Nonaccrual and Past Due Loans. At September 30, 2011 and 2010, the Company had $11,694,209 and $11,654,501, respectively, of nonaccrual loans not covered by loss sharing. At September 30, 2011 and 2010, the Company had $0 and $139,972, respectively, of past due loans 90 days and more still accruing interest not covered by loss sharing.  At September 30, 2011 and 2010, the Company had $63,851,840 and $52,593,956, respectively, of nonaccrual loans as to contractual interest covered by loss sharing.  Substantially all covered loans record accretion income in accordance with expected cash flows.  At September 30, 2011 and 2010, the Company had $0 and $139,972, respectively, of past due loans 90 days and more still accruing interest covered by loss sharing.

Nonaccrual loans not covered by loss sharing, segregated by class of loans at September 30, 2011 were as follows:

1-4 Family Residential Real Estate	$5,793,073
Commercial Real Estate	5,339,730
Commercial Non Real Estate	438,161
Real Estate Construction	26,291
Consumer and Other	96,954
Total	$11,694,209

Nonaccrual loans as to contractual interest covered by loss sharing, segregated by class of loans at September 30, 2011 were as follows:

1-4 Family Residential Real Estate	$3,511,156
Commercial Real Estate	49,213,731
Commercial Non Real Estate	6,881,121
Real Estate Construction	3,617,000
Consumer and Other	628,832
Total [1] [2]	$63,851,840

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses.
[2]	Substantially all covered loans record accretion income and the above amounts reflect only the nonaccrual of contractual interest.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

An age analysis of past due loans not covered by loss sharing, segregated by class of loans, as of September 30, 2011 was as follows:

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$1,261,293	$2,434,213	$3,695,506	$95,149,322	$98,844,828	$-
Commercial real estate	3,073,129	1,671,035	4,744,164	247,293,038	252,037,202	-
Commercial	315,882	160,558	476,440	17,136,221	17,612,661	-
Real estate construction	-	26,291	26,291	41,700,229	41,726,520	-
Consumer and other	197,125	-	197,125	19,940,750	20,137,875	-
	$4,847,429	$4,292,097	$9,139,526	$421,219,560	$430,359,086	$-

An age analysis of past due loans covered by loss sharing, segregated by class of loans, as of September 30, 2011 was as follows:

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$1,263,640	$1,852,536	$3,116,176	$13,377,507	$16,493,683	$-
Commercial real estate	6,890,156	19,890,694	26,780,850	172,311,446	199,092,296	-
Commercial	1,840,322	4,854,955	6,695,277	18,340,062	25,035,339	-
Real estate construction	-	3,617,000	3,617,000	2,251,184	5,868,184	-
Consumer and other	233,527	142,184	375,711	7,440,807	7,816,518	-
	$10,227,645	$30,357,369	$40,585,014	$213,721,006	$254,306,020	$-

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $22,220,790 of accretable discounts.

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

At September 30, 2011 and 2010, the Company had impaired loans not covered by loss sharing of approximately $12,622,698 and $11,499,451, respectively. There were specific allowances attributable to impaired loans at September 30, 2011 and September 30, 2010, of $1,229,613 and $1,434,751, respectively. At September 30, 2011 and September 30, 2010, there were impaired loans of $9,676,775 and $6,312,882, respectively, with no specific allowance.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Impaired loans not covered by loss sharing, segregated by class of loans, as of September 30, 2011 are as follows:

				Year Ended September 30, 2011
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Related	in Impaired	Income
	Investment	Balance	Allowance	Loans	Recognized
With no related allowance recorded:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$4,402,390	$107,550
Commercial real estate	3,419,250	3,419,250	-	3,895,070	37,634
Commercial	438,161	438,161	-	363,487	4,202
Real estate construction	26,291	26,291	-	139,891	-
Subtotal:	9,676,775	9,676,775	-	8,800,838	149,386
With an allowance recorded:
1-4 family residential real estate	$-	$-	$-	$1,211,961
Commercial real estate	2,881,355	2,881,355	1,162,795	2,713,337	63,857
Commercial	64,568	64,568	66,818	73,194
Real estate construction	-	-	-	6,063	-
Subtotal:	2,945,923	2,945,923	1,229,613	4,004,555	63,857
Totals:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$5,614,351	$107,550
Commercial real estate	6,300,605	6,300,605	1,162,795	6,608,407	101,491
Commercial	502,729	502,729	66,818	436,681	4,202
Real estate construction	26,291	26,291	-	145,954	-
Grand Total:	$12,622,698	$12,622,698	$1,229,613	$12,805,393	$213,243

The average recorded investments in impaired loans not covered by loss sharing for the year ended September 30, 2010 was approximately $13,600,000. Interest income recognized on impaired loans for the year ended September 30, 2010 was $88,000.

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio for both loans covered and not covered by loss sharing agreements, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, non-performing loans (see details above) and the general economic conditions in its market areas.

The Company utilizes a risk grading to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grade factors is as follows:

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

Grade 5: Special Mention - (Greater Than Normal Credit Risk) - Loans graded 5 have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the bank’s credit position at a future date. Grade 5 loans should include loans where repayment is highly probable, but timeliness of repayment is uncertain due to unfavorable developments. Special Mention assets are not adversely classified and do not expose the bank to sufficient risk to warrant adverse classification. Assets that could be included in this category include loans that have developed credit weaknesses since origination as well as those that were originated with such weaknesses. Special Mention is not to be used to identify an asset that has as its sole weakness credit data exceptions or collateral documentation exceptions that are not material to the timely repayment of the asset.

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

Grade 8: Loss - That portion of an asset classified Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion) even though partial recovery may be affected in the future. An asset may be subject to a split classification whereby two or more portions of the same asset are given separate classifications.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans, as of September 30, 2011:

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$89,121,799	$210,707,732	$13,629,735	$33,824,113	$19,539,636	$366,823,015
Special Mention (5)	3,486,324	25,456,968	448,711	6,230,194	381,414	36,003,611
Substandard (6)	6,236,705	15,756,651	3,373,657	1,672,213	212,093	27,251,319
Doubtful (7)	-	115,851	160,558	-	4,732	281,141
Loss (8)	-	-	-	-	-	-
Total not covered loans	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875	$430,359,086

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of September 30, 2011:

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk ratings (1-4)	$10,693,323	$100,965,159	$12,378,784	$2,251,184	$6,563,123	$132,851,573
Numerical risk ratings (5)	1,266,882	25,350,072	1,773,795	-	292,054	28,682,803
Numerical risk ratings (6)	4,018,325	63,319,301	5,879,654	3,617,000	913,673	77,747,953
Numerical risk ratings (7)	515,153	9,457,764	5,003,106	-	47,668	15,023,691
Numerical risk ratings (8)	-	-	-	-	-	-
Total covered loans [1]	$16,493,683	$199,092,296	$25,035,339	$5,868,184	$7,816,518	$254,306,020

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $22,220,790 of accretable discounts.

With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the bank’s non-reimbursable amount of the book balance of the loan as classified.  The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense and is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely and subsequent recoveries are added to the allowance.

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified. An unallocated allowance is generally maintained in a range of 4% to 10% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided. Increased allocations in the commercial real estate and real estate construction portfolios reflect increased nonperforming loans, declining real estate values and increased net charge-offs.

Through the FDIC-assisted acquisition of the assets of NCB, management established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $7.0 million and $15.6 million at September 30, 2011 and 2010, respectively. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the years ended September 30, 2011 and 2010, the Company increased its allowance for loan losses on loans covered by loss sharing relating to NCB-acquired loans by $6.0 million and $2.1 million, respectively, and recorded $1.2 million and $421,000, respectively, as a charge to earnings with $4.8 million and $1.7 million, respectively, recorded as an increase to the FDIC receivable.

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Years Ended September 30,
	2011	2010	2009
Balance, beginning of period	$9,797,095	$9,331,612	$8,243,931
Loans charged off	(2,248,523)	(5,407,747)	(3,814,196)
Recoveries on loans previously charged off	121,265	73,230	351,877
Provision for loan losses charged to operations	1,700,000	5,800,000	4,550,000
Balance, end of period	$9,369,837	$9,797,095	$9,331,612

 The Company maintained its allowance for loan losses for the years ended September 30, 2011, 2010, and 2009 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

	Year Ended September 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(600,210)	(957,064)	(517,435)	(21,822)	(151,992)	-	(2,248,523)
Recoveries	63,310	-	36,756	159	21,040	-	121,265
Provision	147,186	825,983	679,030	(148,994)	100,079	96,716	1,700,000
Ending balance	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837

Ending balance: individually evaluated for impairment	$-	$1,162,795	$66,818	$-	$-		$1,229,613

Loans:
Ending balance	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875		$430,359,086

Ending balance: individually evaluated for impairment	$5,793,073	$6,300,605	$502,729	$26,291	$-		$12,622,698

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The following table details the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment as of September 30, 2011.

	Year Ended September 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$1,856,851	$39,160,920	$23,266,859	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(53,748)	(24,943,324)	(20,020,399)	(2,811,511)	(1,887,271)	(49,716,253)
Recoveries	67,943	1,220,753	3,334,031	74,875	41,249	4,738,851
Acquisition	1,310,636	44,269,417	1,060,365	2,962,061	2,349	49,604,828
Provision for loan losses charged to FDIC receivable	198,879	3,569,308	52,460	198,449	780,904	4,800,000
Provision for loan losses charged to operations	49,719	892,326	13,115	49,614	195,226	1,200,000
Ending balance	$3,430,280	$64,169,400	$7,706,431	$2,970,506	$764,924	$79,041,541

Ending balance: individually evaluated for impairment	$2,443,563	$54,675,253	$3,908,311	$2,962,061	$360,643	$64,349,831

Covered loans:
Ending contractual balance	$19,923,962	$263,261,697	$32,741,770	$8,838,691	$8,581,442	$333,347,562

Ending contractual balance: individually evaluated for impairment	$8,424,249	$131,095,653	$10,263,020	$8,059,927	$866,166	$158,709,015

[1]	Amounts include the allowance for covered loan losses.

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $14,863,296, $17,698,462, and $11,340,692 at September 30, 2011, 2010, and 2009, respectively.  Further, see note 14 for loans pledged as collateral.

Loans to certain executive officers, directors, and their associates totaled $704,019 and $10,102,736 at September 30, 2011 and 2010, respectively. At September 30, 2011 there were no commitments to fund construction loans to certain executive officers, directors, and their associates.  Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.

The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2011	2010

Beginning balance	$10,102,736	$10,340,240
New loans-funded	-	1,457,628
Repayments	(9,398,717)	(1,695,132)

Ending balance	$704,019	$10,102,736

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

For the year ended September 30, 2011, the following table presents a breakdown of the types of concessions determined to be troubled debt restructurings (TDRs) during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2011			Year Ended September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Extended payment terms
Commercial Real Estate	-	$-	$-	1	$918,268	$918,268
	-	$-	$-	1	$918,268	$918,268

Payment structure modification
1-4 Family Residential Real Estate	1	$61,633	$61,633	-	-	-
Commercial Real Estate	4	3,669,828	3,669,828	1	57,834	57,834
Commercial Non Real Estate	1	1,987,378	1,987,378	1	24,269	24,269
Real Estate Construction	9	1,551,298	1,551,298	-	-	-
Total	15	$7,270,137	$7,270,137	2	$82,103	$82,103

Grand Total	15	$7,270,137	$7,270,137	3	$1,000,371	$1,000,371

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation. As of September 30, 2011, no concessions had been made to reduce the interest rate to a below market interest rate.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

As of September 30, 2011, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.  Additionally, upon adoption of Accounting Standards Update No. 2011-02, the Company did not identify any loans that would not have previously been impaired.

Note 7:	Accrued Interest and Dividends Receivable

At September 30, 2011 and 2010, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2011	2010

Loans receivable	$2,806,716	$2,703,514
Mortgage–backed securities and collateralized mortgage obligations	461,486	526,891
Other investment securities	422,231	1,925

	$3,690,433	$3,232,330

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Note 8:	Real Estate Owned

The following is a summary of transactions in the real estate owned:

Non-covered real estate owned

	September 30,
	2011	2010	2009

Balance, beginning of year	$9,641,425	$4,777,542	$2,680,430
Real estate acquired through foreclosure of loans receivable	3,760,607	10,528,383	6,822,044
Real estate sold	(8,203,154)	(4,789,815)	(4,135,558)
Write down of real estate owned	(774,616)	(707,519)	(669,870)
Loss on sale of real estate owned	(44,894)	(167,166)	80,496
Real estate transferred to fixed assets	(286,154)	-	-
Balance, end of year	$4,093,214	$9,641,425	$4,777,542

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Covered real estate owned

	September 30,
	2011	2010	2009
Balance, beginning of year	$29,626,581	$10,681,499	$-
Real estate acquired and subject to FDIC loss sharing agreement	10,559,932	15,131,544	7,436,438
Real estate acquired through foreclosure of loans receivable	11,070,057	19,938,614	4,389,951
Real estate sold	(23,581,114)	(12,991,775)	(1,307,447)
Provision for losses on other real estate owned:
Recognized in noninterest expense	-	(691,592)	-
Increase of FDIC receivable for loss sharing agreements	-	(2,766,366)	-
Loss on sale of real estate owned:
Recognized in noninterest income	-	64,931	32,511
Reduction of FDIC receivable for loss sharing agreements	-	259,726	130,046
Balance, end of year	$27,675,456	$29,626,581	$10,681,499

Note 9:	Premises and Equipment

Premises and equipment at September 30, 2011 and 2010 is summarized as follows:

	September 30,
	2011	2010

Land	$6,399,132	$6,330,212
Buildings and improvements	17,001,254	16,957,513
Furniture, fixtures, and equipment	5,697,504	5,310,930
	29,097,890	28,598,655
Less accumulated depreciation	7,332,592	6,448,413

	$21,765,298	$22,150,242

Depreciation expense for premises and equipment for the years ended September 30, 2011, 2010, and 2009, was $1,096,342, $914,022, and $873,006, respectively.  Additionally, during the year ended 2011 the Company recorded a loss of $350,000 related to the sale of fixed assets.  Also during the year ended 2009, the Company recorded a gain of $2,086,053 related to the sale of land held for future branch expansion and a former branch facility.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 200

Note 10:	Deposits

At September 30, 2011 and 2010, deposits are summarized as follows:

	September 30, 2011			September 30, 2010
			Weighted			Weighted
		Range of	average		Range of	average
	Amount	interest rates	interest rates	Amount	interest rates	interest rates

Demand, NOW, and money market accounts	$390,319,695	0.00-1.49%	0.36%	$295,761,021	0.00-4.90%	1.28%
Savings deposits	56,856,613	0.00-0.88%	0.53%	17,409,417	0.20-1.01%	0.20%
Time deposits by original term:
Time deposits $100,000 and over	243,488,663	0.00-5.92%	1.93%	264,797,564	0.00-5.92%	2.15%
Other time deposits:
12 months or less	154,118,379	0.00-5.36%	1.19%	179,826,393	0.02-5.59%	1.92%
13 – 36 months	44,608,981	0.40-5.40%	1.94%	48,909,550	0.65-5.40%	2.42%
37 months or more	21,701,475	0.75-3.70%	2.78%	16,430,188	1.40-4.35%	3.20%
Total deposits	911,093,806		1.07%	823,134,133		1.78%
Accrued interest payable	470,917			1,172,330

	$911,564,723			$824,306,463

Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.

During 2010, the Company accepted out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the broker deposits was $10.2 million at both September 30, 2011 and September 30, 2010 and the balance of the credit union deposits was $17.5 million and $73.3 million at September 30, 2011 and 2010, respectively.

At September 30, 2011, scheduled maturities of time deposits are as follows:

2012	$280,911,398
2013	109,498,095
2014	16,157,524
2015	44,889,223
2016 and thereafter	12,461,258

$463,917,498

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Interest expense on deposits for the years ended September 30, 2011, 2010, and 2009 is summarized as follows:

	Years Ended September 30,
	2011	2010	2009

Demand, NOW, and money market accounts	$1,691,458	$2,720,807	$1,326,016
Savings deposits	37,212	69,004	32,605
Time deposits	7,666,875	9,437,534	8,740,755

	$9,395,545	$12,227,345	$10,099,376

Deposits of certain officers, directors, and their associates totaled $4.6 million and $3.1 million at September 30, 2011 and 2010, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

Note 11:	Borrowings

At September 30, 2011 and 2010, borrowings are summarized as follows:

	September 30,
	2011	2010

Federal Home Loan Bank advances	$110,000,000	$212,000,000

Total Borrowings	$110,000,000	$212,000,000

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

FHLB advances at September 30, 2011 and 2010 are summarized by year of maturity in the table below:

	September 30, 2011			September 30, 2010
		Range of	Weighted		Range of	Weighted
Due	Amount	interest rates	average rate	Amount	interest rates	average rate

Less than one year	$30,000,000	3.30-4.87%	4.61%	$102,000,000	5.40-6.14%	5.64%
One to two years	20,000,000	3.42-3.88%	3.65%	30,000,000	3.30-4.87%	4.61%
Two to three years	5,000,000	3.80%	3.80%	20,000,000	3.42-3.88%	3.65%
Three to four years	5,000,000	3.99%	3.99%	5,000,000	3.80%	3.80%
Four to five years	25,000,000	4.33%	4.33%	5,000,000	3.99%	3.99%
Thereafter	25,000,000	4.30%	4.30%	50,000,000	4.30-4.33%	4.32%

	$110,000,000		4.24%	$212,000,000		4.91%

During 2011 the Company prepaid $60 million of FHLB advances which had maturities in January 2011.  A prepayment penalty of $809,558 was included in noninterest expense which represented approximate net present value of contractual interest payments to the January 2011 maturity of these $60 million of advances.  During the year ended September 30, 2009, a $25,000,000 advance with a rate of 6.22% was prepaid.  This prepayment resulted in a prepayment penalty of $1,408,275 which is included in other noninterest expense.

At September 30, 2011, the Company has pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $60,177,255 certain commercial loans with unpaid principal balances totaling $104,706,500, and certain mortgage–backed securities, and collateralized mortgage obligations, with an aggregate carrying amount of $56,190,496.

All of the FHLB advances are fixed rates at September 30, 2011.  The Company’s FHLB advances include $25.0 million of advances that are callable by the FHLB under certain circumstances.  The advances from the FHLB are subject to prepayment penalties.

At September 30, 2011, the Company had available line of credit commitments with the FHLB totaling $382,050,000, of which $110,000,000 was advanced and $272,050,000 was available at September 30, 2011 based on total assets; however, based on actual collateral available, only $66,302,225 was available.  At September 30, 2011, the Company had an available line of credit based on the collateral available of $38,675,011 with the Federal Reserve Bank of Atlanta.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Interest expense on borrowings for the years ended September 30, 2011, 2009, and 2008, is summarized as follows:

	Years Ended September 30,
	2011	2010	2009

Securities sold under agreements to repurchase	$536	$599	$-
Federal Home Loan
Bank advances	5,831,456	10,529,525	12,499,232

	$5,831,992	$10,530,124	$12,499,232

Note 12:	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2011, 2010, and 2009 consists of:

	Years Ended September 30,
	2011	2010	2009
Federal:
Current	$2,518,411	$2,264,618	$710,508
Deferred	(1,767,062)	(236,153)	(259,804)
Total federal tax expense	751,349	2,028,465	450,704
State:
Current	149,480	99,935	25,339
Deferred	(206,437)	(41,739)	(170,405)
Total state tax expense	(56,957)	58,196	(145,066)

	$694,392	$2,086,661	$305,638

The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2011, 2010, and 2009 is summarized as follows:

	Years Ended September 30,
	2011	2010	2009

Computed “expected” tax expense	$1,049,910	$2,807,578	$917,490
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax effect	(37,022)	37,827	(94,293)
Tax–exempt income	(383,779)	(394,857)	(444,244)
Market value depreciation of ESOP shares	-	1,492	(3,864)
Other, net	65,283	(365,379)	(69,451)

	$694,392	$2,086,661	$305,638

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The effective tax rate for the years ended September 30, 2011, 2010, and 2009, was 23.15%, 26.01%, and 11.66%, respectively.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2011.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2011 and 2010 are presented below:

	September 30,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,654,711	$3,821,363
Deferred compensation	899,934	968,230
Stock compensation expense	795,589	776,043
Real estate acquired through foreclosure	743,353	1,201,631
State credits	485,765	286,847
Investment securities market adjustment for tax reporting	110,146	269,635
Other than temporary impairment	1,327,033	389,527
Net unrealized holding losses on securities available for sale	1,015,600	1,801,940
Other	719,247	483,126
Total gross deferred tax assets	9,751,378	9,998,342

Deferred tax liabilities:
Deferred loans costs, net	351,876	389,901
Depreciation	2,367,985	2,556,946
FDIC transaction	2,411,750	3,606,327
Other	61,909	65,591
Total gross deferred tax liabilities	5,193,520	6,618,765

Net deferred tax assets	$4,557,858	$3,379,577

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009.  The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations.  Tax years 2008 through 2011 are subject to examination by the Internal Revenue Service and state taxing authorities in Georgia and Alabama.  The Company had no material uncertain tax positions at September 30, 2011 and 2010.

Note 13:	Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.

The Company has a short–term incentive plan which covers substantially all employees. The Company also had a long–term incentive plan that covered key employees which was phased out in 2008. For the years ended September 30, 2011, 2010, and 2009, the Company expensed $503,545, $1,030,187, and $125,742, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10–year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 73,628 have been issued upon the exercise of the option granted under the plan, 565,275 are granted and outstanding with the remaining 69,040 shares available to be granted.

The fair value of the options granted during the year ended September 30, 2011 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

Risk- free interest rate	3.21%
Dividend yield	2.50%
Expected life at date of grant	90 months
Volatility	17.78%
Weighted average grant-date fair value	$ 1.27

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The following table summarizes activity for shares under option and weighted average exercise price per share:

		Weighted	Weighted
		average	average
		exercise	remaining
	Shares	price/share	life (years)

Options outstanding- September 30, 2008	555,850	39.80	9
Options exercised	-	-	-
Options forfeited	(603,600)	37.35	9
Options granted in 2009	405,525	11.00	10
Options outstanding- September 30, 2009	357,775	11.35	10
Options exercisable at end of year – September 30, 2009	5,750	29.42	4

Options outstanding- September 30, 2009	357,775	11.35	10
Options exercised	-	-	-
Options forfeited	-	-	-
Options granted in 2010	155,000	10.20	7
Options outstanding- September 30, 2010	512,775	11.00	9
Options exercisable at end of year – September 30, 2010	5,750	$29.42	4

Options outstanding- September 30, 2010	512,775	10.96	7
Options exercised	-	-	-
Options forfeited	(2,500)	32.99	3
Options granted in 2011	55,000	9.00	9
Options outstanding- September 30, 2011	565,275	10.76	8
Options exercisable at end of year – September 30, 2011	5,500	$29.42	4

The stock price at September 30, 2011 was less than or equal to the exercise prices of options outstanding and exercisable and therefore had no intrinsic value except for the 55,000 shares issued in 2011 with an intrinsic value of $20,900.

No stock options vested during the years ended September 30, 2011, 2010, and 2009.

 For the years ended September 30, 2011, 2010 and 2009 stock option expense of $105,091, $61,186 and $33,934, respectively, was recorded in the income statement in income before taxes. As of September 30, 2011, the Company had $175,571 of unrecognized stock option expense not yet recognized which will be recognized over the next five years.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The following table summarizes information about the options outstanding at September 30, 2011:

	Weighted
Number	average
outstanding at	remaining	Exercise
September 30,	contractual	price
2011	life in years	per share

5,500	1	$29.26
349,775	7	$11.00
155,000	9	$10.20
55,000	9	$9.00
565,275

The Company has a benefit restoration plan (the Benefit Plan) which covers the chief executive officer of the Company and any employees of the Company who are designated as eligible to participate in the Benefit Plan by resolution of the board of directors of the Company. The Benefit Plan restores the benefits in tax–qualified plans that are limited by the Internal Revenue Code. Also, in the case of a participant who retires before the repayment in full of a loan to the Employee Stock Ownership Plan (ESOP), the restorative payments include a payment in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The participant in the Benefit Plan is entitled to contributions to the Benefit Plan upon termination of service, retirement or death. The Company expensed $0 for the years ended 2011 and 2010, and $38,914 for the year ended 2009.  During the year ended 2009, the accrued liability of $822,116 in the benefit restoration plan was frozen.  During the year ended 2010, the Company established a new unfunded and nonqualified supplemental retirement plan for the chief executive officer and two other executives.  The normal retirement benefit under this plan ranges in amounts equal to ten to fifty percent of the executive’s final base salary and is paid out in monthly installments for a period of fifteen years beginning on the first day of the month after the executive’s normal retirement date.  At September 30, 2011 and 2010, the accrued liability was $381,525 and $230,705, respectively, and the related expense was $150,820 and $135,841 for the years ended September 30, 2011 and 2010, relating to this plan.  The discount rate utilized in measuring the liability was six percent.  Payments under the new plan for the chief executive officer will be reduced by the aforementioned frozen liability under the former benefit restoration plan.

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized. As of September 30, 2011, 68,472 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition.  Of the 68,472 shares remaining in the trust, 35,083 shares have been granted and are not yet vested and 33,389 shares are available for grants.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

	Years Ended September 30,
	2011	2010	2009

Shares granted	-	28,000	-
Fair value per share at grant date	10.20
Aggregate value at grant date	-	285,600	-
Vesting for current year grants	5 years
Expensed for year	$216,668	$191,906	$285,046

		Weighted average
		grant date fair
	Shares	value per award

Fiscal 2009 activity
Unvested Restricted stock awards- September 30, 2008	46,107	35.97
Granted	-	-
Vested	11,291	32.99
Cancelled or expired	200	33.45
Unvested Restricted stock awards- September 30, 2009	34,616	36.96

Fiscal 2010 activity
Granted	28,000	10.20
Vested	11,042	35.52
Cancelled or expired	-	-
Unvested Restricted stock awards- September 30, 2010	51,574	$22.74

Fiscal 2011 activity
Granted	-	-
Vested	15,491	25.29
Cancelled or expired	1,000	50.00
Unvested Restricted stock awards- September 30, 2011	35,083	$20.84

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

The Company has implemented the Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP.  In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000.The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $144,151, $146,150, and $152,341 related to the ESOP during the years ended September 30, 2011, 2010, and 2009, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company committed to be allocated 15,157, 15,157, and 13,672, to participants in the plan during the years ended September 30, 2011, 2010, and 2009, respectively. At September 30, 2011, there were 439,539 unallocated shares with a market value of $4,122,876 in the ESOP.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Note 14:	Commitments and Contingent Liabilities

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

A summary of the Company’s financial instruments with off–balance–sheet risk at September 30, 2011 and 2010 is as follows:

	September 30,
	2011	2010
Financial instruments whose contract amounts
represent credit risk – commitments to
originate loans:
Mortgage loans	$2,113,950	$814,250
Non-mortgage loans	4,825,144	18,390,255
Open-end consumer loans	11,451,150	11,765,751
Open-end commercial loans	10,483,615	2,865,918
Construction loans	20,334,642	18,097,170

Total commitments to originate loans	$49,208,501	$51,933,344

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

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2011 and 2010:

	Amount	Range of Rate

September 30, 2011	$4,167,350	3.25 - 7.00%
September 30, 2010	$762,250	3.75 - 4.38%

Commitments to sell fixed rate loans are contracted on a best efforts basis and the value of the funded commitments approximates the commitment to sell the loans.

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2011 and 2010, adjustable rate mortgage loans with interest rate caps and floors amounted to $66,724,000 and $59,981,000, respectively.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30,
2011

2012	$918,595
2013	646,883
2014	679,388
2015	698,520
2016	648,000
Thereafter	213,000

$3,804,386

Rent expense for the years ended September 30, 2011, 2010, and 2009 was $892,227, $688,378, and $323,055, respectively, which were included in occupancy expense in the consolidated statements of income.

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

Note 15:	Fair Value of Financial Instruments and Fair Value Measurement

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.  The estimated fair value at September 30, 2011 and 2010 has been affected by an estimate of liquidity risk of 5.5%.

LOANS HELD FOR SALE - Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics

CASH SURRENDER VALUE OF LIFE INSURANCE - The Company’s cash surrender value of bank owned life insurance approximates its fair value.

FDIC RECEIVABLE FOR LOSS SHARING AGREEMENTS – Fair value is estimated based on discounted future cash flows using current discount rates.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at September 30, 2011 and 2010, the fair value of these commitments is not presented.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of September 30, 2011 and 2010 are summarized below.

	September 30, 2011		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$149,761,646	$149,761,646	$235,638,582	$235,638,582
Investments available for sale	158,736,574	158,736,574	133,182,736	133,182,736
FHLB stock	10,590,900	10,590,900	14,071,200	14,071,200
Loans receivable, net	652,024,524	618,493,311	599,369,605	555,177,903
Loans held for sale	291,367	299,744	2,061,489	2,079,239
Cash surrender value of life insurance	32,774,523	32,774,523	31,678,013	31,678,013
FDIC Receivable for loss sharing agreements	96,777,791	97,106,804	89,824,798	90,012,434
Accrued interest and dividends receivable	3,690,433	3,690,433	3,232,330	3,232,330
Financial liabilities:
Deposits	$911,093,806	$919,678,187	$823,134,133	$830,427,887
FHLB advances	110,000,000	120,809,014	212,000,000	226,983,028
Accrued interest payable	705,924	705,924	2,043,608	2,043,608

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

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

All of the Company's available for sale securities fall into Level 2 of the fair value hierarchy.  These securities are priced via independent service providers.  In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2011
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted Prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment Securities available for sale:
Tax-free municipals	$10,626,225	$-	$10,626,225	$-
U.S. government sponsored entities	17,509,876	-	17,509,876	-
Mortgage-backed securities:
FNMA certificates	63,607,945	-	63,607,945	-
GNMA certificates	6,087,729	-	6,087,729	-
FHLMC certificates	21,291,187	-	21,291,187	-
Collateralized mortgage obligations:
FNMA	17,133,577	-	17,133,577	-
GNMA	3,676,575	-	3,676,575	-
FHLMC	943,626	-	943,626	-
Private-label mortgage securities:
Investment grade	2,823,096	-	2,823,096	-
Split Rating	8,052,261	-	8,052,261	-
Non investment grade	6,984,477	-	6,984,477	-
	$158,736,574	$-	$158,736,574	$-

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

`	September 30, 2010
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted Prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment Securities available for sale:
Tax-free municipals	$102,821	$-	$102,821	$-
Mortgage-backed securities:
FNMA certificates	35,962,417	-	35,962,417	-
GNMA certificates	7,613,911	-	7,613,911	-
FHLMC certificates	26,097,894	-	26,097,894	-
Collateralized mortgage obligations:
FNMA	9,871,737	-	9,871,737	-
GNMA	6,108,333	-	6,108,333	-
FHLMC	20,784,533	-	20,784,533	-
Private-label mortgage securities:
Investment grade	14,367,338	-	14,367,338	-
Split Rating	4,916,343	-	4,916,343	-
Non investment grade	7,357,408	-	7,357,408	-
	$133,182,735	$-	$133,182,735	$-

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Quoted prices	unobservable
	Fair	identical assets	for similar assets	inputs
	value	(Level 1 inputs)	(Level 2 inputs)	(Level 3 inputs)

September 30, 2011
Impaired loans:
Not covered under loss share	1,716,310	-	-	1,716,310

Other real estate owned:
Not covered under loss share	4,093,214	-	-	4,093,214
Covered under loss share	27,675,456	-	-	27,675,456

September 30, 2010
Impaired loans:
Not covered under loss share	3,751,818	-	-	3,751,818
Covered under loss share	51,468,000	-	-	51,468,000

Other real estate owned:
Not covered under loss share	9,641,425	-	-	9,641,425
Covered under loss share	29,626,581	-	-	29,626,581

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

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Note 16:	Regulatory Matters

The Bank is required to maintain noninterest–bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2011 and 2010 to satisfy the regulatory requirement were $13,530,000 and $7,322,000, respectively.

Under OCC regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2011, the Bank’s earnings may be negatively impacted if interest rates decrease significantly.

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

As of September 30, 2011, the most recent notification from the OCC categorized CharterBank as well–capitalized under the regulatory framework for prompt corrective action. To be categorized as well–capitalized, CharterBank must maintain minimum total risk–based, Tier 1 risk–based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2011 which would affect CharterBank’s well–capitalized classification.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The table of compliance with minimum capital requirements for CharterBank is presented below at September 30, 2011 and 2010 (in thousands):

	September 30, 2011
			Core/	Tier 1	Total
	Tangible		leverage	risk-based	risk-based
	capital		capital	capital	capital

Total equity		$128,939	$128,939	$128,939	$128,939
General valuation allowances		-	-	-	6,350
Allowable unrealized gains		-	-	-	-
Deduction for certain private-label mortgage securities		-	-	(7,812)	(7,812)
Goodwill and other intangible assets		(6,153)	(6,153)	(6,153)	(6,153)
Accumulated other comprehensive loss		1,971	1,971	1,971	1,971

Regulatory capital		$124,757	$124,757	$116,945	$123,295

Total assets		$1,170,897	$1,170,897	$1,170,897	$1,170,897
Regulatory total assets		$1,167,731	$1,167,731	$-	$-
Risk-weighted assets		$-	$-	$506,230	$506,230
Capital ratio		10.68%	10.68%	23.10%	24.36%

Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than		1.50%	3.00%	N/A	8.00%
Capital exceeding requirement		$107,233	$89,689	$ N/A	$82,797

Adequately capitalized or minimum FDICIA requirement equal to or greater than		N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	$	N/A	$77,999	$99,694	$82,797
Well capitalized, equal to or
greater than		N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	$	N/A	$66,310	$86,571	$72,672

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

	September 30, 2010
			Core/	Tier 1	Total
	Tangible		leverage	risk-based	risk-based
	capital		capital	capital	capital

Total equity		$123,115	$123,115	$123,115	$123,115
General valuation allowances		-	-	-	6,770
Allowable unrealized gains		-	-	-	-
Deduction for certain private-label mortgage securities		-	-	-	(11,522)
Goodwill and other intangible assets		(5,255)	(5,255)	(5,255)	(5,255)
Accumulated other comprehensive loss		3,498	3,498	3,498	3,498

Regulatory capital		$121,358	$121,358	$121,358	$116,606

Total assets		$1,188,199	$1,188,199	$1,188,199	$1,188,199
Regulatory total assets		$1,188,246	$1,188,246	$-	$-
Risk-weighted assets		$-	$-	$541,608	$541,608
Capital ratio		10.21%	10.21%	20.28%	21.53%

Regulatory capital category:
Adequately capitalized or minimum FIRREA requirement equal to or greater than		1.50%	3.00%	N/A	8.00%
Capital exceeding requirement		$103,534	$85,711	$ N/A	$73,277

Adequately capitalized or minimum FDICIA requirement equal to or greater than		N/A	4.00%	4.00%	8.00%
Capital exceeding requirement	$	N/A	$73,828	$99,694	$73,277
Well capitalized, equal to or
greater than		N/A	5.00%	6.00%	10.00%
Capital exceeding requirement	$	N/A	$61,946	$88,862	$62,445

The OCC imposes various restrictions or requirements on CharterBank’s ability to make capital distributions, including cash dividends. A savings bank that is the subsidiary of a savings and loan holding company must file a notice with the OCC at least 30 days before making a capital distribution. CharterBank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CharterBank’s net income for that year plus CharterBank’s retained net income for the previous two years. The OCC may disapprove a notice or application if: (a) CharterBank would be undercapitalized following the distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The Company’s ability to pay dividends and the amount of such dividends is affected by the election of First Charter, MHC, the Company’s mutual holding company, to waive the receipt of dividends declared by Charter Financial.  First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends.  First Charter, MHC received a waiver in early 2011 from the OTS that provided permission to First Charter, MHC to waive dividends in calendar 2011 including the dividend that is payable on December 29, 2011.

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like First Charter, MHC, the FRB “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the FRB issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The FRB has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as First Charter, MHC.  In the past, the FRB generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the FRB will approve dividend waivers by First Charter, MHC in the future, or what conditions the FRB may place on any dividend waivers.

The OCC has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital.  The Bank subsidiary exceeds this guideline with 26% of its regulatory capital at September 30, 2011.  Exceeding this guideline requires additional monitoring of its BOLI investment by the Bank.  Management believes it is meeting its requirement for increased monitoring.

Note 17:	Related Parties

During the years ended September 30, 2010, and 2009, the Company paid approximately $400,094, and $104,949, respectively, in legal fees in the normal course of business to a law firm in which a partner was a board member and related to another board member.  The partner has since been employed by the Bank as of January 1, 2011.  Legal fees paid for the period October 1, 2010 through December 31, 2010, prior to his employment, were $134,548.  During the year ended September 30, 2011 the Company paid approximately $1,290,204 for branch renovations to a construction company in which a board member is one of the owners.  Also during the year ended September 30, 2011 the Company paid approximately $92,398 in insurance premiums to a broker in which a board member is one of the principals of the company.  There were no such amounts paid to either of these companies during 2010 or 2009.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

The Company formerly leased a branch facility and parking lot from a partnership in which a Company executive and a board member are partners.  During fiscal 2009, the Bank purchased the shopping center which included this branch facility on an outparcel from this partnership at a purchase price of $2,908,167.   During the years ended September 30, 2011, 2010, and 2009, lease expense relating to these leases was $0, $0, and $21,654, respectively.

See notes 6 and 10 for disclosures of loan and deposit relationships of related parties.  Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Note 18:	Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

Condensed Balance Sheet

	September 30,
	2011	2010
Assets
Cash	$7,968,065	$12,122,937
Interest-bearing deposits in other financial institutions	-	672
Investment in thrift subsidiary	128,938,580	123,114,959
Deferred tax asset	3,377,879	1,465,660
Other assets	141,421	846,701
Total assets	$140,425,945	$137,550,929
Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses	$1,010,245	$674,562
Total liabilities	1,010,245	674,562
Stockholders’ equity:
Common stock, $0.01 par value; issued 19,859,219 shares at September 2011 and 2010, respectively; outstanding18,603,889 and 18,588,398 shares in 2011 and 2010, respectively	198,592	198,592
Preferred Stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,083,363	73,073,216
Treasury stock, at cost; 1,255,330 and1,270,821 shares in 2011 and 2010, respectively	(36,127,940)	(36,614,648)
Unearned compensation – ESOP	(3,729,390)	(3,880,990)
Retained earnings	107,962,533	107,598,080
Accumulated other comprehensive loss	(1,971,458)	(3,497,883)
Total stockholders’ equity	139,415,700	136,876,367

Total liabilities and stockholders’ equity	$140,425,945	$137,550,929

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Condensed Statements of Income

	Years Ended September 30,
	2011	2010	2009

Income:
Interest income	$64,371	$88,875	$282,455
Loss on other investment	-	(1,000,000)	-
Other income	49,837	-	-
Total operating income (loss)	114,208	(911,125)	282,455

Expenses:
Salaries and employee benefits	278,649	252,564	536,507
Occupancy	27,538	24,648	24,648
Legal and professional	295,216	142,420	216,997
Marketing	129,538	127,335	90,095
Other	164,557	155,813	124,482
Total operating expenses	895,498	702,780	992,729

Loss before income taxes	(781,290)	(1,613,905)	(710,274)

Income tax benefit	(267,338)	(682,424)	(269,620)

Loss before equity in undistributed net income of subsidiary	(513,952)	(931,481)	(440,654)

Equity in undistributed net income of subsidiary	2,819,304	6,866,471	2,756,416

Net income	$2,305,352	$5,934,990	$2,315,762

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Condensed Statements of Cash Flow

	Years Ended September 30,
	2011	2010	2009

Cash flows from operating activities:
Net income	$2,305,352	$5,934,990	$2,315,762
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	(1,973,499)	(277,892)	(398,881)
Restricted stock award expense	216,668	191,906	285,046
Stock based compensation expense	105,091	61,186	33,934
Other than temporary impairment	-	1,000,000	-
Equity in undistributed net income of subsidiary	(2,819,304)	(6,866,471)	(2,756,416)
(Increase) decrease in other assets	(1,206,939)	189,639	179,964
Increase (decrease) in accrued expenses	1,156,864	7,448	(33,776)
Net cash (used in) provided by operating activities	(2,215,767)	240,806	(374,367)

Cash flows from investing activities:
Capital infusion from Bank subsidiary	-	(27,000,000)	-
Net cash (used in) provided by investing activities	-	(27,000,000)	-

Cash flows from financing activities:
Purchase of treasury stock	-	-	(2,228,342)
Dividends on restricted stock awards	(610)	(1,418)	(2,375)
Stock issuance	-	27,857,569	-
Dividends paid	(1,939,167)	(1,619,635)	(3,401,554)
Net cash provided by (used in) financing activities	(1,939,777)	26,236,516	(5,632,271)

Net decrease in cash	(4,155,544)	(522,678)	(6,006,638)

Cash and cash equivalents, beginning of period	12,123,609	12,646,287	18,652,925

Cash and cash equivalents, end of period	$7,968,065	$12,123,609	$12,646,287

Supplemental disclosures of cash flow information:
Income taxes paid	$1,678,641	$3,724,092	$330,697
Issuance of ESOP common stock	151,600	137,000	289,870
Grant of common stock under stock benefit plans	391,764	402,242	372,490
Unrealized gain (loss) on securities available for sale, net	1,526,425	4,779,128	(1,427,421)

CHARTER FINANCIAL CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

Note 19:	Other Comprehensive Income

Comprehensive income includes net income and other comprehensive income which includes the effect of unrealized holding gains (losses) on investment and mortgage-backed securities available for sale in stockholders’ equity.  The only component of accumulated other comprehensive loss is the fair value adjustment on investment securities available for sale, net of income taxes.  Accumulated other comprehensive loss was $1,971,458 and $3,497,883 as of September 30, 2011 and 2010, respectively, and the related income taxes were $1,015,560 and $1,801,940 for those same periods, respectively.  The following table sets forth the amounts of other comprehensive income included in stockholders’ equity along with the related tax effect for the years ended September 30, 2011, 2010 and 2009.

	Years Ended September 30,
	2011	2010	2009

Net income	$2,305,352	$5,934,990	$2,315,762
Less reclassification adjustment for net gains realized in net income, net of taxes of $298,871, $346,981, and $834,053, respectively	(475,406)	(551,934)	(1,326,707)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $372,130, $2,376,153, and $63,314, respectively	591,938	3,779,684	(100,714)
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $886,349, $975,296, and $0, respectively	1,409,893	1,551,378	-
Comprehensive income	$3,831,777	$10,714,118	$888,341

Note 20:	Common Stock Offering

On April 20, 2010, the Company, the Bank and First Charter, MHC adopted a stock issuance plan, pursuant to which First Charter, MHC is offering shares of Company common stock to eligible depositors of CharterBank, Neighborhood Community Bank and McIntosh Commercial Bank, the Company’s tax-qualified employee stock benefit plans, eligible borrowers of CharterBank, and to the extent shares remain available, residents of Alabama and Georgia, the Company’s shareholders other than First Charter, MHC and the general public. Following the incremental stock offering, First Charter, MHC’s total ownership interest in the Company common stock decreased to approximately 61%, and the remaining is owned by the public.  Gross common stock proceeds from the offering were $30.6 million, including $2.3 million acquired by the Company’s ESOP (see note 13).  Offering expenses, including selling agent fees and expenses, were $4.0 million.

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

Evaluation of Disclosure Controls and Procedures.

Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2011. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2011 is effective.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of September 30, 2011.  The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of September 30, 2011, is included in this Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Charter Financial, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Charter Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 22, 2012 (the “Proxy Statement”).

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

The following table sets forth information as of September 30, 2011 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan which was approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	565,275	$10.76	69,040

Equity compensation plans not approved by security holders	-	-	-

Total	565,275	$10.76	69,040

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
2.1
Purchase and Assumption Agreement dated as of June 26, 2009 among the Federal Deposit Insurance Corporation, Receiver of Neighborhood Community Bank, Newnan, Georgia, CharterBank and the Federal Deposit Insurance Corporation acting in its corporate capacity (1)

2.2
Purchase and Assumption Agreement dated as of March 26, 2010 among the Federal Deposit Insurance Corporation, Receiver of McIntosh Commercial Bank, Carrollton, Georgia, CharterBank and the Federal Deposit Insurance Corporation acting in its corporate capacity (1)

2.3
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of The First National Bank of Florida, Milton, Florida, the Federal Deposit Insurance Corporation and CharterBank, dated as of September 9, 2011 (2)

3.1	Charter of Charter Financial Corporation (1)
3.2	Bylaws of Charter Financial Corporation (1)
4.1	Specimen Stock Certificate of Charter Financial Corporation (1)
10.1	Employment Agreement between Charter Financial Corporation and Robert L. Johnson (1)
10.2	First Amendment to Employment Agreement between Charter Financial Corporation and Robert L. Johnson (1)
10.3	Amended and Restated Change in Control Agreement with Curtis R. Kollar (1)
10.5	Amended and Restated Change in Control Agreement with Lee Washam (1)
10.6	Salary Continuation Agreement with Robert L. Johnson (1)
10.7	Salary Continuation Agreement with Curtis R. Kollar (1)
10.8	Salary Continuation Agreement with Lee Washam (1)
10.9	Amended and Restated Benefit Restoration Plan (1)
10.10	Amendment to Amended and Restated Benefit Restoration Plan (1)
10.11	2001 Stock Option Plan (1)
10.12	2001 Recognition and Retention Plan (1)
10.13	Split-Dollar Life Insurance Plan with Robert L. Johnson (1)
10.14	Split-Dollar Life Insurance Plan with Curtis R. Kollar (1)
10.15	Split-Dollar Life Insurance Plan with Lee Washam (1)
10.18	Split-Dollar Life Insurance Agreement with David Z. Cauble (1)
10.19	Split-Dollar Life Insurance Agreement with Jane W. Darden (1)
10.20	Split-Dollar Life Insurance Agreement with Thomas M. Lane (1)
10.21	Split-Dollar Life Insurance Agreement with David L. Strobel (1)
10.22	Incentive Compensation Plan (1)
10.23	Amendments to the 2001 Recognition and Retention Plan (1)
10.24	Amendments to the 2001 Stock Option Plan (1)
21.0	List of Subsidiaries (1)
23.0	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of The Sarbanes-Oxley Act of 2002 (3)
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2011 and 2010, (ii) the Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements. (3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the SEC on June 18, 2010.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 16, 2011.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: December 19, 2011	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Johnson	President, Chief Executive Officer and Director	December 19, 2011
Robert L. Johnson	(principal executive officer)

/s/ Curtis R. Kollar	Senior Vice President and Chief Financial Officer	December 19, 2011
Curtis R. Kollar	(principal accounting and financial officer)

/s/ David Z. Cauble, III	Director	December 19, 2011
David Z. Cauble, III

/s/ Jane W. Darden	Director	December 19, 2011
Jane W. Darden

/s/ Edward Smith	Director	December 19, 2011
Edward Smith

/s/ Curti M. Johnson	Director	December 19, 2011
Curti M. Johnson

/s/ Thomas M. Lane	Director	December 19, 2011
Thomas M. Lane

/s/ David L. Strobel	Director	December 19, 2011
David L. Strobel