Form 10-Q
period 2011-12-31
CHARTER FINANCIAL CORP/GA
filed 2012-02-13
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of February 7, 2012 was 18,436,063, including 11,457,924 shares (or 62.15%) held by First Charter, MHC, the registrant’s mutual holding company and an affiliate of the registrant.

CHARTER FINANCIAL CORPORATION
Table of Contents

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition at December 31, 2011 and September 30, 2011	3

	Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2011 and 2010	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended December 31, 2011 and Year Ended September 30, 2011	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

Part II. Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	(Removed and Reserved)

Item 5.	Other Information	49

Item 6.	Exhibits	49

	Signatures	49

Part I. Financial Information

Item 1.  Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2011	2011

Assets
Cash and amounts due from depository institutions	$14,249,571	$9,780,584
Interest-bearing deposits in other financial institutions	64,565,817	139,981,062
Cash and cash equivalents	78,815,388	149,761,646

Loans held for sale, fair value of $873,525 and $299,744	855,287	291,367
Securities available for sale	186,330,261	158,736,574
Federal Home Loan Bank stock	9,255,500	10,590,900
Loans receivable:
Not covered under FDIC loss sharing agreements	441,933,683	430,359,086
Covered under FDIC loss sharing agreements, net	215,619,517	232,045,755
Unamortized loan origination fees, net (non-covered loans)	(1,006,161)	(1,010,480)
Allowance for loan losses (non-covered loans)	(8,819,876)	(9,369,837)
Loans receivable, net	647,727,163	652,024,524
Other real estate owned:
Not covered under FDIC loss sharing agreements	3,389,089	4,093,214
Covered under FDIC loss sharing agreements	26,090,181	27,675,456
Accrued interest and dividends receivable	3,615,246	3,690,433
Premises and equipment, net	21,648,285	21,765,298
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	1,687,019	1,827,462
Cash surrender value of life insurance	33,046,722	32,774,523
FDIC receivable for loss sharing agreements	91,669,813	96,777,791
Deferred income taxes	5,035,750	4,557,858
Other assets	3,249,770	2,817,922
Total assets	$1,116,740,756	$1,171,710,250

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$859,503,838	$911,093,806
FHLB advances and other borrowings	110,000,000	110,000,000
Other liabilities	11,186,011	11,200,744
Total liabilities	980,689,849	1,032,294,550
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at December 31, 2011 and September 30, 2011, respectively; 18,370,591 shares outstanding at December 31, 2011 and 18,603,889 shares outstanding at September 30, 2011	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,161,145	73,083,363
Treasury stock, at cost; 1,488,628 shares at December 31, 2011 and 1,255,330 shares at September 30, 2011	(38,230,373)	(36,127,940)
Unearned compensation – ESOP	(3,729,390)	(3,729,390)
Retained earnings	107,550,065	107,962,533
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(2,899,132)	(1,971,458)
Total stockholders’ equity	136,050,907	139,415,700
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,116,740,756	$1,171,710,250

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2011	2010
Interest and dividend income:
Loans receivable	$11,548,614	$11,302,689
Mortgage-backed securities and collateralized mortgage obligations	800,234	972,249
Federal Home Loan Bank Stock	23,006	14,185
Other investment securities available for sale	59,599	10,125
Interest-bearing deposits in other financial institutions	68,019	85,487
Total interest and dividend income	12,499,472	12,384,735
Interest expense:
Deposits	2,142,180	2,985,849
Borrowings	1,190,592	1,832,312
Total interest expense	3,332,772	4,818,161
Net interest income	9,166,700	7,566,574
Provision for loan losses, not covered under FDIC loss sharing agreements	1,500,000	800,000
Provision for covered loan losses	600,000	-
Net interest income after provision for loan losses	7,066,700	6,766,574
Noninterest income:
Service charges on deposit accounts	1,723,957	1,433,339
Gain on securities available for sale	632,593	170,845
Total impairment losses on securities	(304,094)	-
Portion of losses recognized in other comprehensive income	204,094	-
Net impairment losses recognized in earnings	(100,000)	-
Bank owned life insurance	272,199	280,598
Gain on sale of loans and loan servicing release fees	185,390	262,307
Loan servicing fees	90,513	98,935
Brokerage commissions	126,061	167,444
FDIC receivable for loss sharing agreements accretion	570,129	342,301
Other	315,174	154,255
Total noninterest income	3,816,016	2,910,024
Noninterest expenses:
Salaries and employee benefits	4,688,047	3,927,919
Occupancy	2,035,807	1,542,779
FHLB advance prepayment penalty	-	809,558
Legal and professional	497,045	425,176
Marketing	470,123	389,303
Federal insurance premiums and other regulatory fees	343,560	322,059
Net cost of operations of real estate owned	739,991	860,689
Furniture and equipment	205,018	199,908
Postage, office supplies and printing	279,359	238,440
Core deposit intangible amortization expense	140,442	56,087
Other	864,560	637,035
Total noninterest expenses	10,263,952	9,408,953
Income before income taxes	618,764	267,645
Income tax expense	130,371	(7,897)
Net income	$488,393	$275,542

Basic net income per share	$0.03	$0.02
Diluted net income per share	$0.03	$0.02
Weighted average number of common shares outstanding	18,036,619	18,133,699
Weighted average number of common and potential common shares outstanding	18,070,041	18,184,273

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(LOSS)

		Common stock
	Comprehensive income (loss)	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at September 30, 2010		19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367
Other comprehensive income:
Net income	$2,305,352	—	—	—	—	—	2,305,352	—	2,305,352
Other comprehensive income – change in unrealized loss on securities, net of income taxes of $959,609	1,526,425	—	—	—	—	—	—	1,526,425	1,526,425
Total comprehensive income	$3,831,777
Dividends paid, $0.20 per share		—	—	—	—	—	(1,940,899)	—	(1,940,899)
Allocation of ESOP common stock		—	—	—	—	151,600	—	—	151,600
Vesting of restricted shares		—	—	(94,944)	486,708	—	—	—	391,764
Stock based compensation expense		—	—	105,091	—	—	—	—	105,091
Balance at September 30, 2011		19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Other comprehensive income:
Net income	$488,393	—	—	—	—	—	488,393	—	488,393
Other comprehensive income (loss) – change in unrealized loss on securities, net of income tax benefit of $477,892	(927,674)	—	—	—	—	—	—	(927,674)	(927,674)
Total comprehensive loss	$(439,281)
Dividends paid, $0.05 per share		—	—	—	—	—	(900,861)	—	(900,861)
Allocation of ESOP common stock		—	—	—	—	—	—	—	—
Vesting of restricted shares		—	—	54,065	94,810	—	—	—	148,875
Stock based compensation expense		—	—	23,717	—	—	—	—	23,717
Repurchase of Shares		—	—	—	(2,197,243)	—	—	—	(2,197,243)
Balance at December 31, 2011		19,859,219	$198,592	$73,161,145	$(38,230,373)	$(3,729,390)	$107,550,065	$(2,899,132)	$136,050,907

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended Decmeber 31,
	2011	2010
Cash flows from operating activities:
Net income	$488,393	$275,542
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	1,500,000	800,000
Provision for covered loan losses	600,000	-
Depreciation and amortization	419,996	328,472
Accretion and amortization of premiums and discounts, net	771,804	490,356
Accretion of fair value discounts related to covered loans	(2,434,999)	(2,454,767)
Accretion of fair value discounts related to FDIC receivable	(570,129)	(342,301)
Gain on sale of loans and loan servicing release fees	(185,390)	(262,307)
Proceeds from sale of loans	5,833,816	8,232,689
Originations and purchases of loans held for sale	(6,212,346)	(7,761,111)
Gain on sale of securities	(632,593)	(170,845)
Other-than-temporary impairment-securities	100,000	-
Write down of real estate owned	507,724	28,836
(Gain) loss on sale of real estate owned	(25,292)	16,312
Recovery payable to FDIC on other real estate owned gains	-	(82,782)
Restricted stock award expense	33,677	36,198
Stock option expense	23,717	37,316
Increase in cash surrender value on bank owned life insurance	(272,199)	(280,598)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	75,187	(300,386)
(Increase) decrease in other assets	(431,848)	488,086
Decrease in other liabilities	100,465	45,945
Net cash used in operating activities	(310,017)	(875,345)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	27,413,474	9,861,926
Principal collections on securities available for sale	15,913,513	16,895,804
Purchase of securities available for sale	(73,601,451)	(51,126,378)
Proceeds from calls of securities available for sale	1,036,000	529,100
Redemption of FHLB stock	1,335,400	-
Net decrease in loans receivable	885,095	8,666,017
Net decrease in FDIC receivable	6,828,107	18,450,137
Proceeds from sale of real estate owned	4,404,233	8,142,660
Purchases of premises and equipment	(162,540)	(172,099)
Net cash (used in) provided by investing activities	(15,948,169)	11,247,167

See accompanying notes to unaudited condensed consolidated financial statements.

 CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended Decmeber 31,
	2011	2010
Cash flows from financing activities:
Purchase of treasury stock	(2,197,243)	-
Dividends paid	(900,861)	(487,076)
Decrease in deposits	(51,589,968)	(60,722,514)
Principal payments on Federal Home Loan Bank advances	-	(60,000,000)
Net cash used in financing activities	(54,688,072)	(121,209,590)
Net decrease in cash and cash equivalents	(70,946,258)	(110,837,768)
Cash and cash equivalents at beginning of period	149,761,646	235,638,582
Cash and cash equivalents at end of period	$78,815,388	$124,800,814
Supplemental disclosures of cash flow information:
Interest paid	$3,547,078	$3,810,018
Income taxes paid	$205,000	$-
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$3,747,265	$8,337,048
Write down of real estate owned reimbursed by FDIC	$1,150,000	$-
Issuance of common stock under stock benefit plan	$148,875	$-
Unrealized loss on securities available for sale, net	$(1,405,566)	$(678,320)

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

In January 2007, Charter Financial repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer. Following the stock repurchase, Charter Financial delisted its common stock from the NASDAQ Global Market and deregistered its common stock with the Securities and Exchange Commission. Between January 2007 and September 2009 Charter Financial repurchased 1,186,858 additional shares of its common stock. In September 2010, through an incremental offering, the Company issued 4,400,000 shares with net proceeds of $26.6 million, and First Charter, MHC canceled 4,400,000 shares of Company stock that it held.  On September 27, 2011, Charter Financial announced a 5% stock repurchase plan with repurchased shares being held in treasury and available for general corporate purposes.  For the three months ended December 31, 2011 236,298 shares have been repurchased at a cost of $2,197,243.

As of December 31, 2011, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 62% of the Company’s 18,436,063 outstanding shares of common stock at that date. The remaining 6,978,139 shares of common stock, or approximately 37.9% of the outstanding shares of common stock, were held by the public.

The Company's ability to pay dividends and the amount of such dividends is affected by the election of First Charter, MHC to waive the receipt of dividends declared by Charter Financial.  First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends.   For the year ended September 30, 2011, First Charter, MHC waived $1.7 million of dividends with permission of the OTS.  The Dodd-Frank Act now requires federally chartered mutual holding companies to give the Federal Reserve Bank (FRB) notice before waiving the receipt of dividends.  In the past, the FRB generally has not allowed dividend waivers by mutual holding companies and, there can be no assurance that the FRB will approve dividend waivers by First Charter, MHC in the future, or what conditions the FRB may place on any dividend waivers.  For the quarter ended December 31, 2011, the declaration of cash dividends by Charter Financial of $0.05 per common share will result in payment of $572.9 thousand in cash dividends to First Charter, MHC and $328 thousand in cash dividends to public shareholders.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of December 31, 2011 and September 30, 2011 (derived from audited financial statements), and for the three-month periods ended December 31, 2011 and 2010. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2011 and December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Note 3: Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for amendments to achieve common fair value measurements and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices (Level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value.   This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income.  This update amends current accounting standards to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the update requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented; however, in December 2011, FASB deferred this requirement until a later date yet to be determined. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

Note 4: Federally Assisted Acquisition of The First National Bank of Florida

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

The loss share agreements include a true-up payment in the event FNB’s losses do not reach the FDIC’s total intrinsic loss estimate, as defined in the loss sharing agreement, of $59,483,125. On September 9, 2021, the true-up measurement date, CharterBank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $11,896,625; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($7,000,000); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing or $7,380,467. Current loss estimates indicate that no true-up payment will be payable to the FDIC.

Our FDIC assisted acquisitions of Neighborhood Community Bank (“NCB’) and McIntosh Commercial Bank (“MCB”) are not subject to true-up payments.

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

(i) –	Adjustment reflects fair value adjustments to record certain other liabilities in this transaction.

(j) –	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.

Note 5: Securities Available for Sale

Securities available for sale are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$9,711,860	$21,131	$(8,026)	$9,724,965
U.S. government sponsored entities	18,546,041	97,755	(1,134)	18,642,662
Mortgage-backed securities:
FNMA certificates	75,155,665	526,821	(1,433)	75,681,053
GNMA certificates	5,502,917	352,754	—	5,855,671
FHLMC certificates	43,591,697	233,190	(1,214)	43,823,673
Collateralized mortgage obligations:
FNMA	13,784,188	447,465	—	14,231,653
GNMA	2,508,082	13,386	(6,491)	2,514,977
FHLMC	690,885	55,942	(111)	746,716
Private-label mortgage securities:
Investment grade	3,037,916	17,154	(530,884)	2,524,186
Split Rating [1]	2,356,894	1,185	(150,807)	2,207,272
Non investment grade	15,836,740	83,493	(5,542,800)	10,377,433
Total	$190,722,885	$1,850,276	$(6,242,900)	$186,330,261

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$10,618,273	$21,404	$(13,452)	$10,626,225
U.S. government sponsored entities	17,414,309	95,567	—	17,509,876
Mortgage-backed securities:
FNMA certificates	62,750,950	856,995	—	63,607,945
GNMA certificates	5,841,685	246,044	—	6,087,729
FHLMC certificates	20,634,103	657,084	—	21,291,187
Collateralized mortgage obligations:
FNMA	16,682,474	451,103	—	17,133,577
GNMA	3,648,357	29,348	(1,130)	3,676,575
FHLMC	870,973	72,653	—	943,626
Private-label mortgage securities:
Investment grade	3,212,607	35,163	(424,674)	2,823,096
Split Rating [1]	9,041,253	6,335	(995,327)	8,052,261
Non investment grade	11,008,649	—	(4,024,172)	6,984,477
Total	$161,723,633	$2,471,696	$(5,458,755)	$158,736,574

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized cost	Estimated fair value
Less than 1 year	$3,554,003	$3,557,385
1-5 years	12,883,108	12,941,659
Greater than 5 years	11,820,790	11,868,583
Mortgage-backed securities	162,464,984	157,962,634

	$190,722,885	$186,330,261

Proceeds from called or matured securities available for sale during the three months ended December 31, 2011 and 2010 were $1,036,000 and $529,100, respectively. Proceeds from sales for the three months ended December 31, 2011 and 2010 were $27,413,474 and $9,861,926, respectively.  Gross realized gains on the sale of these securities were $634,791 and $170,845 for the three months ended December 31, 2011 and 2010, respectively.  Gross realized losses on the sale of these securities were $2,198 and $0 for the three months ended December 31, 2011 and 2010, respectively.

Securities available for sale with an aggregate carrying amount of $101,786,376 and $56,190,496 at December 31, 2011 and September 30, 2011, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$540,245	$(8,026)	$532,219
U.S. government sponsored entities	2,012,301	(1,134)	2,011,167
Mortgage-backed securities:
FNMA certificates	151,325	(1,433)	149,892
FHLMC certificates	61,360	(1,214)	60,146
Collateralized mortgage obligations:
FHLMC certificates	51,436	(111)	51,325
GNMA	871,540	(4,448)	867,092
Private-label mortgage securities	1,693,303	(150,807)	1,542,496

	$5,381,510	$(167,173)	$5,214,337

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$1,339,585	$(13,452)	$1,326,133
Collateralized mortgage obligations:
Private-label mortgage securities	1,782,525	(110,599)	1,671,926
	$3,122,110	$(124,051)	$2,998,059

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
GNMA	$296,247	$(2,043)	$294,204
Private-label mortgage securities	16,489,140	(6,073,684)	10,415,456

	$16,785,387	$(6,075,727)	$10,709,660

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
GNMA	$346,140	$(1,130)	$345,010
Private-label mortgage securities	18,833,695	(5,333,574)	13,500,121

	$19,179,835	$(5,334,704)	$13,845,131

At December 31, 2011 the Company had approximately $6.2 million in unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $18.2 million.  During the quarter ended December 31, 2011 the Company recorded $100,000 in other than temporary impairment on one security bringing the cumulative other than temporary impairment on three securities to $4.9 million.  Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other than temporary impairment.  The remaining decline in fair value of the mortgage securities resulted from illiquidity and other concerns in the market place.  Additionally, the Company has recorded $3.3 million in accumulated other comprehensive loss (pre-tax) on these three securities at December 31, 2011.

Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment, the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value, recent events specific to the industry, and current characteristics of each security such as delinquency and foreclosure levels, credit enhancements, and projected losses and loss coverage ratios. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. All of these securities were evaluated for other-than-temporary impairment based on an analysis of the factors and characteristics of each security as previously enumerated. The Company considers these unrealized losses to be temporary impairment losses primarily because of continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches to tranches held by the Company.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31
	2011	2010

Beginning balance of credit losses previously recognized in earnings	$4,822,916	$2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	-
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	100,000	-
Ending balance of cumulative credit losses recognized in earnings	$4,922,916	$2,526,674

The following table shows issuer-specific information, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of December 31, 2011.

Cusip	Description	Credit Rating			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(Dollars in thousands)
12668AXE0	CWALT 2005-63 2A2	C	D	n/a	$2,107	$1,183	$189	$71	$(118)
172921J74	CMSI 1993-14 A3	WR	BB	n/a	-	110	110	104	(6)
17307GDL9	CMLTI 2004-HYB1 A31	B3	n/a	AA	-	1,693	1,693	1,542	(151)
36228FQF6	GSR 2003-4F 1A2	n/a	AAA	AAA	-	493	493	503	10
36242DXZ1	GSR 2005-2F 1A2	n/a	B	AA	-	664	664	665	1
55265KL80	MASTR 2003-8 4A1	n/a	AAA	AAA	-	1,173	1,163	1,170	7
576433QD1	MARM 2004-7 5A1	Ba3	BBB-	n/a	-	5,579	5,579	4,113	(1,466)
576433UQ7	MARM 2004-13 B1	NR	B-	n/a	380	6,671	6,290	2,996	(3,294)
576433VN3	MARM 2004-15 4A1	Ba3	n/a	B	-	2,939	2,939	2,281	(658)
863579UR7	SARM 2005-15 2A2	NR	CC	n/a	2,436	3,165	730	813	83
86359BVF5	SARM 2004-6 3A3	n/a	AAA	n/a	-	1,382	1,382	851	(531)
					$4,923	$25,052	$21,232	$15,109	$(6,123)

During the quarter ended December 31, 2011, the Bank’s MARM 2004-7 5A1 security experienced a rating downgrade from split to non investment by one rating agency.  The downgraded instrument has a book value of $5.6 million and remains Ba3 by a second rating agency.  The instrument continues to maintain a favorable credit support level and Bloomberg coverage ratios.  Furthermore, the instrument does not demonstrate a loss under any of the Bloomberg credit model scenarios.  Since we are projecting that we will receive essentially all contractual cash flows there is no break in yield or other than temporary impairment.

The investment in the MARM 2004-13 B1 security represents the largest unrealized loss position in the investment portfolio at $3.3 million.   Based on assessments of expected cash flows, it has been concluded that no additional other than temporary impairment exists on this security at December 31, 2011.  The positive cash flows are attributable to a number of pertinent factors, including the relative lower levels of delinquency, lower levels of historical default and foreclosure, and much lower loss severities upon foreclosure, that this security has experienced.   The security has a housing price index adjusted weighted average loan-to-value ratio of 54% of the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning.  The unrealized loss position may be attributable to liquidity risk and the structured tranche position.

Note 6: Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2011	September 30, 2011
Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$101,560,814	$98,844,828
Commercial real estate	254,960,299	252,037,202
Commercial	23,996,617	17,612,661
Real estate construction	41,423,371	41,726,520
Consumer and other	19,992,582	20,137,875
Loans receivable, net of undisbursed proceeds of loans in process	441,933,683	430,359,086
Less:
Unamortized loan origination fees, net	1,006,161	1,010,480
Allowance for loan losses	8,819,876	9,369,837

Total loans not covered, net	$432,107,646	$419,978,769

The carrying amount of covered loans at December 31, 2011 and September 30, 2011, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	December 31, 2011
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements
1-4 Family Residential Real Estate	$8,078,130	$10,902,630	$18,980,760
Commercial Real Estate	118,893,073	127,082,050	245,975,123
Commercial	9,585,057	18,163,105	27,748,162
Real Estate Construction	6,608,000	714,825	7,322,825
Consumer and Other	841,808	7,219,925	8,061,733

Loans receivable, gross	144,006,068	164,082,535	308,088,603

Less:
Non-accretable difference	59,542,386	7,232,959	66,775,345
Allowance for covered loan losses	-	5,871,557	5,871,557
Accretable discount	14,983,350	4,290,895	19,274,245
Discount on acquired performing loans	-	511,545	511,545
Unamortized loan origination fees, net	-	36,394	36,394

Total loans covered, net	$69,480,332	$146,139,185	$215,619,517

	September 30, 2011
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$8,424,249	$11,499,713	$19,923,962
Commercial real estate	131,095,653	132,166,044	263,261,697
Commercial	10,263,020	22,478,750	32,741,770
Real estate construction	8,059,927	778,764	8,838,691
Consumer and other	866,166	7,715,276	8,581,442
Loans receivable, gross	158,709,015	174,638,547	333,347,562
Less:
Non-accretable difference	64,349,832	7,799,285	72,149,117
Allowance for covered loan losses	—	6,892,425	6,892,425
Accretable discount	16,893,100	4,705,432	21,598,532
Discount on acquired performing loans	—	622,258	622,258
Unamortized loan origination fees, net	—	39,475	39,475

Total loans covered, net	$77,466,083	$154,579,672	$232,045,755

The following table documents changes in the accretable discount on acquired loans during the three months ended December 31, 2011 and the year ended September 30, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2010	$10,166,664	$8,476,672	$18,643,336
Accretable yield acquired	11,203,405	—	11,203,405
Loan accretion	(4,476,969)	(3,771,240)	(8,248,209)

Balance, September 30, 2011	16,893,100	4,705,432	21,598,532
Loan accretion	(1,909,750)	(414,537)	(2,324,287)

Balance, December 31, 2011	$14,983,350	$4,290,895	$19,274,245

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Balance, beginning of period	$6,892,425	$15,553,536
Loans charged-off (net)	(4,020,868)	(5,858,076)
Provision for loan losses charged to FDIC receivable	2,400,000	—
Provision for loan losses charged to operations	600,000	—

Balance, end of period	$5,871,557	$9,695,460

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the three months ended December 31, 2011 and the year ended September 30, 2011:

	Three Months Ended December 31, 2011	Year Ended September 30, 2011
Balance, beginning of period	$96,777,791	$89,824,798
Fair value of FDIC receivable for loss sharing agreements at acquisition	-	51,555,999
Receipt of payments from FDIC	(11,675,558)	(53,615,832)
Accretion of fair value adjustment	570,129	1,035,125
Recovery of previous loss reimbursements	(545,214)	(3,617,003)
Provisions for estimated losses on covered assets	3,550,000	4,800,000
External expenses qualifying under loss sharing agreements	2,992,665	6,794,704

Balance, end of period	$91,669,813	$96,777,791

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 38.3% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

The Company makes construction and land development loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. While current market conditions have suppressed demand for construction and land loans, there are opportunities to lend to quality borrowers in the Company’s market area for construction loans. The Company offers two principal types of construction loans: builder loans, including both speculative (unsold) and pre-sold loans to pre-approved local builders; and construction/permanent loans to property owners that are converted to permanent loans at the end of the construction phase. The number of speculative loans that management will extend to a builder at one time depends upon the financial strength and credit history of the builder. The Company’s construction loan program is expected to remain a modest portion of the loan volume and management generally limits the number of outstanding loans on unsold homes under construction within a specific area.

The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia, Alabama and the Florida Panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate conforming loans are generally originated for resale into the secondary market on a servicing-released basis and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement.  At December 31, 2011, the Company had $15.3 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

The Company maintains an internal loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures. The Company further engages an independent, external loan reviewer on an annual basis.

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	December 31, 2011	September 30, 2011
1-4 family residential real estate	$5,340,489	$5,340,489
Commercial real estate	3,408,478	5,339,730
Commercial	261,385	438,161
Real estate construction	—	26,291
Consumer and other	75,927	96,954
Total	$9,086,279	$11,694,209

An age analysis of past due loans not covered by loss sharing, segregated by class of loans were as follows:

December 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
1-4 family residential real estate	$2,006,380	$2,408,818	$4,415,198	$97,145,616	$101,560,814	$45,971
Commercial real estate	2,579,351	1,873,182	4,452,533	250,507,766	254,960,299	-
Commercial	68,371	97,715	166,086	23,830,531	23,996,617	-
Real estate construction	-	-	-	41,423,371	41,423,371	-
Consumer and other	341,628	14,427	356,055	19,636,527	19,992,582	-
	$4,995,730	$4,394,142	$9,389,872	$432,543,811	$441,933,683	$45,971

September 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
1-4 family residential real estate	$1,261,293	$2,434,213	$3,695,506	$95,149,322	$98,844,828	$-
Commercial real estate	3,073,129	1,671,035	4,744,164	247,293,038	252,037,202	-
Commercial	315,882	160,558	476,440	17,136,221	17,612,661	-
Real estate construction	-	26,291	26,291	41,700,229	41,726,520	-
Consumer and other	197,125	-	197,125	19,940,750	20,137,875	-
	$4,847,429	$4,292,097	$9,139,526	$421,219,560	$430,359,086	$-

An age analysis of past due loans covered by loss sharing, segregated by class of loans were as follows:

December 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans [1]	Loans > 90 Days and Accruing [2]
1-4 family residential real estate	$324,476	$2,214,473	$2,538,949	$13,347,823	$15,886,773	$2,214,473
Commercial real estate	22,612,846	18,560,334	41,173,180	144,883,636	186,056,815	18,560,334
Commercial	568,123	4,149,513	4,717,636	15,461,358	20,178,994	4,149,513
Real estate construction	-	3,621,482	3,621,482	2,189,245	5,810,727	3,621,482
Consumer and other	396,645	161,917	558,562	6,949,830	7,508,392	161,917
	$23,902,090	$28,707,719	$52,609,809	$182,831,892	$235,441,701	$28,707,719

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $19,785,790 of accretable discounts.
[2]	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans [1]	Loans > 90 Days and Accruing [2]
1-4 family residential real estate	$1,263,640	$1,852,536	$3,116,176	$13,377,507	$16,493,683	$1,852,536
Commercial real estate	6,890,156	19,890,694	26,780,850	172,311,446	199,092,296	19,890,694
Commercial	1,840,322	4,854,955	6,695,277	18,340,062	25,035,339	4,854,955
Real estate construction	-	3,617,000	3,617,000	2,251,184	5,868,184	3,617,000
Consumer and other	233,527	142,184	375,711	7,440,807	7,816,518	142,184
	$10,227,645	$30,357,369	$40,585,014	$213,721,006	$254,306,020	$30,357,369

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $22,220,790 of accretable discounts.
[2]	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

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

 Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

December 31, 2011

				Three Months Ended December 31, 2011
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Related	in Impaired	Income
	Investment	Balance	Allowance	Loans	Recognized
With no related allowance recorded:
1-4 family residential real estate	$5,340,489	$5,340,489	$-	$5,566,781	$-
Commercial real estate	3,533,995	5,278,757	-	3,508,907	5,341
Commercial	3,037,811	3,099,648	-	1,705,701	39,410
Real estate construction	-	-	-	-	-
Subtotal:	11,912,295	13,718,894	-	10,781,389	44,751
With an allowance recorded:
1-4 family residential real estate	$-	$-	$-	$-	$-
Commercial real estate	3,615,587	3,657,420	617,544	3,248,471	47,242
Commercial	54,818	54,818	66,818	59,693	-
Real estate construction	-	-	-	-	-
Subtotal:	3,670,405	3,712,238	684,362	3,308,164	47,242
Totals:
1-4 family residential real estate	$5,340,489	$5,340,489	$-	$5,566,781	$-
Commercial real estate	7,149,582	8,936,177	617,544	6,757,378	52,583
Commercial	3,092,629	3,154,466	66,818	1,765,394	39,410
Real estate construction	-	-	-	-	-
Grand Total:	$15,582,700	$17,431,132	$684,362	$14,089,553	$91,993

September 30 ,2011

				Year Ended September 30, 2011
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Related	in Impaired	Income
	Investment	Balance	Allowance	Loans	Recognized
With no related allowance recorded:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$4,402,390	$107,550
Commercial real estate	3,419,250	3,419,250	-	3,895,070	37,634
Commercial	438,161	438,161	-	363,487	4,202
Real estate construction	26,291	26,291	-	139,891	-
Subtotal:	9,676,775	9,676,775	-	8,800,838	149,386
With an allowance recorded:					-
1-4 family residential real estate	$-	$-	$-	$1,211,961	$-
Commercial real estate	2,881,355	2,881,355	1,162,795	2,713,337	63,857
Commercial	64,568	64,568	66,818	73,194	-
Real estate construction	-	-	-	6,063	-
Subtotal:	2,945,923	2,945,923	1,229,613	4,004,555	63,857
Totals:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$5,614,351	$107,550
Commercial real estate	6,300,605	6,300,605	1,162,795	6,608,407	101,491
Commercial	502,729	502,729	66,818	436,681	4,202
Real estate construction	26,291	26,291	-	145,954	-
Grand Total:	$12,622,698	$12,622,698	$1,229,613	$12,805,393	$213,243

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio for both loans covered and not covered by loss sharing agreements, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, non-performing loans (see details above) and the general economic conditions in its market areas.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grade factors is included in the Company’s September 30, 2011 Form 10-K.  The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is changed from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company's internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. Risk grades for covered loans are determined by officers within the Special Assets Division based on an ongoing assessment of loan risk.   Such risk grades are updated in a manner consistent with non-covered loans, except the grading of such loans are assessed quarterly, as applicable, relating to revised estimates of expected cash flows.

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

 December 31, 2011
	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$92,317,920	$213,151,283	$19,369,181	$33,953,600	$19,269,929	$378,061,913
Special Mention (5)	4,081,525	22,118,204	399,490	6,534,359	616,086	33,749,664
Substandard (6)	5,161,369	19,436,329	4,173,128	935,412	87,343	29,793,581
Doubtful (7)	-	254,483	54,818	-	19,224	328,525
Loss (8)	-	-	-	-	-	-
Total not covered loans	$101,560,814	$254,960,299	$23,996,617	$41,423,371	$19,992,582	$441,933,683

September 30, 2011
	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$89,121,799	$210,707,732	$13,629,735	$33,824,113	$19,539,636	$366,823,015
Special Mention (5)	3,486,324	25,456,968	448,711	6,230,194	381,414	36,003,611
Substandard (6)	6,236,705	15,756,651	3,373,657	1,672,213	212,093	27,251,319
Doubtful (7)	-	115,851	160,558	-	4,732	281,141
Loss (8)	-	-	-	-	-	-
Total not covered loans	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875	$430,359,086

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans.  With respect to regulatory classification assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting 20% or 5%, as appropriate of the book balance of the loan as classified.  The remaining 80% to 95 % is classified as pass, numerical risk ratings 1-4.

December 31, 2011
	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$8,470,255	$75,287,246	$9,572,059	$2,189,245	$6,077,631	$101,596,436
Numerical risk rating (5)	2,357,315	38,295,633	1,114,986	-	259,295	42,027,229
Numerical risk rating (6)	4,386,899	65,683,893	4,675,229	3,621,482	1,100,045	79,467,548
Numerical risk rating (7)	672,304	6,790,043	4,816,720	-	71,421	12,350,488
Numerical risk rating (8)	-	-	-	-	-	-
Total not covered loans [1]	$15,886,773	$186,056,815	$20,178,994	$5,810,727	$7,508,392	$235,441,701

September 30, 2011

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk ratings (1-4)	$10,693,323	$100,965,159	$12,378,784	$2,251,184	$6,563,123	$132,851,573
Numerical risk ratings (5)	1,266,882	25,350,072	1,773,795	-	292,054	28,682,803
Numerical risk ratings (6)	4,018,325	63,319,301	5,879,654	3,617,000	913,673	77,747,953
Numerical risk ratings (7)	515,153	9,457,764	5,003,106	-	47,668	15,023,691
Numerical risk ratings (8)	-	-	-	-	-	-
Total covered loans [1]	$16,493,683	$199,092,296	$25,035,339	$5,868,184	$7,816,518	$254,306,020

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses.

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

The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time.  With the change in primary regulator from the OTS to the OCC as dictated by Dodd-Frank, the Company made certain refinements in its allowance methodology during the quarter ended December 31, 2011.  First, net charge-offs for the quarter aggregated $2.1 million, reflecting more accelerated charge-offs of loans with specific allowances.  Second, loss factors for loans graded special mention and substandard were adjusted for accelerated charge-off pace.  Third, the practice of providing multiple years of loss estimate for construction and development loans was discontinued in recognition of the mature, seasoned nature of this smaller portfolio.  The practice of providing multiple years of losses for commercial real estate loans was retained to recognize concerns that the trend for this sector may decline in future periods coupled with losses over the last two years, weighted 60% for the most recent year, have been only .62%.  Finally, the loss allocation for qualitative risk factors was increased.  The effects of these refinements were offsetting and minimally affected the total allowance.  The general allowance components of the allowance aggregate 1.91% of applicable loans at December 31, 2011 which is consistent with an average of 1.93% for the preceding 5 quarters.

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

Through the FDIC-assisted acquisition of the assets of NCB, management established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $5.9 million and $6.9 million at December 31, 2011 and September 30, 2011, respectively. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the quarter ended December 31, 2011 the Company increased allowance for covered loan losses relating to NCB acquired loans by $3.0 million and recorded $600 thousand as a charge to earnings with $2.4 million as an increase to the FDIC receivable.  This increase in the allowance for loan losses was related to revising the expected cash flows for covered NCB loans secured by subdivision lots and acreage in south metropolitan Atlanta.  The liquidation values of collateral in future cash flow expectations were lowered because recent sales of lots and acreage have experienced deeper discounts compared to current appraised values.  The remaining carrying value of NCB loans secured by lots and acreage is $4.5 million at December 31, 2011.

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Three Months Ended
	December 31,
	2011	2010
Balance, beginning of period	$9,369,837	$9,797,095
Loans charged off	(2,091,317)	(621,095)
Recoveries on loans previously charged off	41,356	49,910
Provision for loan losses charged to operations	1,500,000	800,000
Balance, end of period	$8,819,876	$10,025,910

The Company maintained its allowance for loan losses for the three months ended December 31, 2011 and 2010 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following tables detail the allowance for loan losses on loans not covered by loss sharing by portfolio segment.  Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	Three months ended December 31, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(161,558)	(1,786,594)	(81,574)	-	(61,591)	-	(2,091,317)
Recoveries	3,914	359	34,681	-	2,402	-	41,356
Provision	104,035	2,173,200	(201,891)	(476,103)	74,312	(173,553)	1,500,000
Balance at end of period	$579,755	$6,359,275	$573,046	$589,409	$63,399	$654,992	$8,819,876

Ending balance: individually evaluated for impairment	$-	$617,544	$66,818	$-	$-		$684,362

Loans:
Ending balance	$101,560,814	$254,960,299	$23,996,617	$41,423,371	$19,992,582		$441,933,683

Ending balance: individually evaluated for impairment	$5,340,489	$7,149,582	$3,092,629	$-	$-		$15,582,700

	As of December 31, 2010
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Ending Balance	$885,732	$6,440,170	$583,477	$1,432,789	$98,753	$584,989	$10,025,910

Ending balance: individually evaluated for impairment	$378,084	$996,107	$77,319	$-	$-		$1,451,510

Loans:
Ending balance	$101,734,452	$271,362,697	$18,399,545	$46,172,453	$20,937,176		$458,606,323

Ending balance: individually evaluated for impairment	$6,596,045	$6,476,757	$386,486	$46,072	$-		$13,505,360

The following tables detail the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment.

	Three months ended December 31, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of period	$3,430,280	$64,169,400	$7,706,431	$2,970,506	$764,924	$79,041,541
Charge-offs	(296,058)	(7,552,366)	(715,250)	(1,458,408)	(24,371)	(10,046,453)
Recoveries	1,402	537,005	104,351	-	9,056	651,814
Provision for loan losses charged to FDIC receivable	(81,552)	2,259,657	378,909	-	(157,014)	2,400,000
Provision for loan losses charged to operations	(20,388)	564,915	94,727	-	(39,254)	600,000
Balance at end of period	$3,033,684	$59,978,611	$7,569,168	$1,512,098	$553,341	$72,646,902

Covered loans:
Ending contractual balance	$18,980,760	$245,975,123	$27,748,162	$7,322,825	$8,061,733	$308,088,603

	As of December 31, 2010
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Ending Balance	$1,797,449	$32,249,909	$21,679,909	$1,832,857	$1,605,077	$59,165,201

Covered loans:
Ending contractual balance	$11,273,864	$135,241,432	$48,630,317	$6,457,871	$10,182,778	$211,786,262

[1]	Amounts include the allowance for covered loan losses.

For the three month period ended December 31, 2011, the following table presents a breakdown of the types of concessions determined to be troubled debt restructurings (TDRs) during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Quarter Ended December 31, 2011			Quarter Ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial Real Estate	6	$835,484	$819,484	-	$-	$-
Total	6	$835,484	$819,484	-	$-	$-

Grand Total	6	$835,484	$819,484	-	$-	$-

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.  As of December 31, 2011, no concessions had been made to extend payment terms or modify the payment structure.

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

As of December 31, 2011, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Note 7: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended
	December 31
	2011	2010
Net income	$488,393	$275,542
Denominator:
Weighted average common shares outstanding	18,036,619	18,133,699
Common stock equivalents	33,782	50,574
Diluted shares	18,070,041	18,184,273
Net income per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

For the three months ended December 31, 2011 and 2010 there were 1,699 and no, respectively, dilutive stock options.  For the three months ended December 31, 2011 and 2010 there were 32,083 and 50,574, respectively, shares of non-vested restricted stock.

Basic earnings per share for the three month periods ended December 31, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three month periods ended December 31, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned

	Three Months Ended December 31, 2011	Year Ended September 30, 2011
Balance, beginning of period	$4,093,214	$9,641,425
Real estate acquired through foreclosure of loans receivable	578,937	3,760,607
Real estate sold	(900,630)	(8,203,154)
Write down of real estate owned	(407,724)	(774,616)
Gain (loss) on sale of real estate owned	25,292	(44,894)
Real estate transferred to fixed assets	—	(286,154)

Balance, end of period	$3,389,089	$4,093,214

Covered real estate owned

	Three Months Ended December 31, 2011	Year Ended September 30, 2011
Balance, beginning of period	$27,675,456	$29,626,581
Real estate acquired and subject to FDIC loss sharing agreement	—	10,559,932
Real estate acquired through foreclosure of loans receivable	3,168,328	11,070,057
Real estate sold	(3,503,603)	(23,581,114)
Writedown of real estate owned	(1,250,000))	—

Balance, end of period	$26,090,181	$27,675,456

Note 9: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized the grant of options exercisable for 707,943 shares of common stock under the plan.  At December 31, 2011, 73,628 shares had been issued upon the exercise of options granted under the plan, options exercisable for 582,275 shares of common stock were granted and outstanding, and options exercisable for 52,040 shares of common stock remained available for grants.

The fair value of the 13,000 and 4,000 options granted during the three months ended December 31, 2011 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

	13,000 Options	4,000 options
Risk- free interest rate	1.80%	1.80%
Dividend yield	2.00%	2.20%
Expected life at date of grant	120 Months	120 Months
Volatility	19.56%	19.56%
Weighted average grant-date fair value	$1.73	$1.38

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding- September 30, 2011	565,275	10.76	8
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted	17,000	9.28	10

Options outstanding- December 31, 2011	582,275	10.72	8

Options exercisable – December 31, 2011	5,500	29.42	1

Stock option expense was $23,717 and $37,316 for the three months ended December 31, 2011 and 2010, respectively.  The following table summarizes information about the options outstanding at December 31, 2011:

Number outstanding at December 31, 2011	Weighted average remaining contractual life in years	Exercise price per share
5,500	1	29.26
349,775	7	11.00
155,000	9	10.20
55,000	9	9.00
13,000	10	9.15
4,000	10	9.72

582,275

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized.   As of December 31, 2011, 68,472 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 65,472 shares remaining in the trust, 32,083 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards-September 30, 2011	35,083	20.84
Granted	—	—
Vested	(3,000)	49.63
Cancelled or expired	—	—
Unvested restricted stock awards-December 31, 2011	32,083	18.14

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

 Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2011, commitments to extend credit and standby letters of credit totaled $41.5 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

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

All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2011
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$9,724,965	$—	$9,724,965	$—
U.S. government sponsored entities	18,642,662		18,642,662
Mortgage–backed securities:
FNMA certificates	75,681,054	—	75,681,054	—
GNMA certificates	5,855,671	—	5,855,671	—
FHLMC certificates	43,823,673	—	43,823,673	—
Collateralized mortgage obligations:
FNMA	14,231,653	—	14,231,653	—
GNMA	2,514,977	—	2,514,977	—
FHLMC	746,716	—	746,716	—
Private-label mortgage securities:
Investment grade	2,524,185	—	2,524,185
Split rating [1]	2,207,272	—	2,207,272	—
Non investment grade	10,377,433	—	10,377,433	—

Available for sale securities	$186,330,261	$—	$186,330,261	$—

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

	September 30, 2011
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$10,626,225	$—	$10,626,225	$—
U.S. government sponsored entities	17,509,876		17,509,876
Mortgage–backed securities:
FNMA certificates	63,607,945	—	63,607,945	—
GNMA certificates	6,087,729	—	6,087,729	—
FHLMC certificates	21,291,187	—	21,291,187	—
Collateralized mortgage obligations:
FNMA	17,133,577	—	17,133,577	—
GNMA	3,676,575	—	3,676,575	—
FHLMC	943,626	—	943,626	—
Private-label mortgage securities:
Investment grade	2,823,096	—	2,823,096
Split rating [1]	8,052,261	—	8,052,261	—
Non investment grade	6,984,477	—	6,984,477	—

Available for sale securities	$158,736,574	$—	$158,736,574	$—

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
December 31, 2011
Impaired loans:
Not covered under loss share	$2,986,043	$—	$—	$2,986,043
Other real estate owned:
Not covered under loss share	3,389,089	—	—	3,389,089
Covered under loss share	26,090,181	—	—	26,090,181
September 30, 2011
Impaired loans:
Not covered under loss share	1,716,310	—	—	1,716,310
Other real estate owned:
Not covered under loss share	4,093,214	—	—	4,093,214
Covered under loss share	27,675,456	—	—	27,675,456

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

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2011 and September 30, 2011.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.  The estimated fair value at December 31, 2011 and September 30, 2011 has been affected by an estimate of liquidity risk of 5.5%.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at December 31, 2011 and at September 30, 2011, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2011 and September 30, 2011 are summarized below.

	December 31, 2011		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$78,815,388	$78,815,388	$149,761,646	$149,761,646
Investments available for sale	186,330,261	186,330,261	158,736,574	158,736,574
FHLB stock	9,255,500	9,255,500	10,590,900	10,590,900
Loans receivable, net	647,727,163	614,320,011	652,024,524	618,493,311
Loans held for sale	855,287	873,525	291,367	299,744
Cash surrender value of life insurance	33,046,722	33,046,722	32,774,523	32,774,523
FDIC Receivable for loss sharing agreements	91,669,813	91,585,254	96,777,791	97,106,804
Accrued interest and dividends receivable	3,615,246	3,615,246	3,690,433	3,690,433
Financial liabilities:
Deposits	$859,503,838	$866,030,589	$911,093,806	$919,678,187
FHLB advances and other borrowings	110,000,000	120,143,781	110,000,000	120,809,014
Accrued interest payable	491,617	491,617	705,924	705,924

Note 12: Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss) which includes the effect of unrealized holding gains on investment and mortgage-backed securities available for sale in stockholders’ equity. The only component of accumulated other comprehensive loss is the fair value adjustment on investment securities available for sale, net of income taxes. Accumulated other comprehensive loss was $(2,899,132) and $(4,176,203) as of December 31, 2011 and 2010, respectively, and the related income taxes were $1,493,492 and $2,151,378 for those same periods, respectively. The following table sets forth the amounts of comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the three months ended December 31, 2011 and 2010.

	Three Months Ended
	December 31
	2011	2010
Net income	$488,393	$275,542
Less reclassification adjustment for net gains realized in net income, net of taxes of $244,181 and $65,946, respectively	(388,412)	(104,899)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $377,614 and $360,489, respectively	(600,662)	(573,421)
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $(38,600) and $0, respectively	61,400	-
Comprehensive income (loss)	$(439,281)	$(402,778)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Form 10-K for the year ended September 30, 2011 under Part I; Item 1A.- “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-backed securities, investment securities and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are adjustable rate products that have a fixed rate for three months to five years with annual adjustments thereafter.

During the first three months of fiscal year 2012, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

           Net income was $488,000 for the three months ended December 31, 2011 compared to $229,000 for the three months ended September 30, 2011, $1.5 million for the three months ended June 30, 2011 and $276,000 for the three months ended December 31, 2010.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2011, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value.

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Assets and Liabilities. Total assets decreased $55.0 million, or 4.7%, to $1.1 billion at December 31, 2011 from $1.2 billion at September 30, 2011. There was a decrease in liabilities of $51.6 million due to a $51.6 million reduction in  deposits, primarily certificates of deposits. The reduction in liabilities was offset by a $70.9 million decrease in cash and cash equivalents.

Loans. At December 31, 2011, total loans were $656.5 million, or 59.0% of total assets compared to $661.4 million or 56.4% of total assets at September 30, 2011. As indicated in the table below, over this three month period our net loans covered by loss sharing were reduced by $16.4 million and at December 31, 2011, our covered loans totaled $215.6 million, or 33.3% of our total loan portfolio.

Non-covered and Covered Loans, net

	Non-covered	Covered	Total
	(Dollars in Thousands)
Loan Balances:
December 31, 2011	$432,108	$215,620	$647,727
September 30, 2011	419,979	232,046	652,025
June 30, 2011	434,309	120,140	554,449
March 31, 2011	435,276	124,583	559,859
December 31, 2010	447,621	136,400	584,021
September 30, 2010	451,231	148,139	599,370
June 30, 2010	463,720	201,678	665,398

Investment and Mortgage Securities Portfolio. At December 31, 2011, our investment and mortgage securities portfolio totaled $186.3 million, compared to $158.7 million at September 30, 2011.

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

The following table shows issuer-specific information, book value, fair value credit rating and unrealized gain (loss) for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2011.  At December 31, 2011, we had recorded a cumulative total of $4.9 million of other than temporary impairment charges with respect to SARM 2005-15 2A2,  CWALT 2005-63 2A2, and MARM 2004-13 B1.  No other mortgage securities in our investment portfolio were other than temporarily impaired at December 31, 2011.

Cusip	Description	Credit Rating			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(Dollars in thousands)
12668AXE0	CWALT 2005-63 2A2	C	D	n/a	$2,107	$1,183	$189	$71	$(118)
172921J74	CMSI 1993-14 A3	WR	BB	n/a	-	110	110	104	(6)
17307GDL9	CMLTI 2004-HYB1 A31	B3	n/a	AA	-	1,693	1,693	1,542	(151)
36228FQF6	GSR 2003-4F 1A2	n/a	AAA	AAA	-	493	493	503	10
36242DXZ1	GSR 2005-2F 1A2	n/a	B	AA	-	664	664	665	1
55265KL80	MASTR 2003-8 4A1	n/a	AAA	AAA	-	1,173	1,163	1,170	7
576433QD1	MARM 2004-7 5A1	Ba3	BBB-	n/a	-	5,579	5,579	4,113	(1,466)
576433UQ7	MARM 2004-13 B1	NR	B-	n/a	380	6,671	6,290	2,996	(3,294)
576433VN3	MARM 2004-15 4A1	Ba3	n/a	B	-	2,939	2,939	2,281	(658)
863579UR7	SARM 2005-15 2A2	NR	CC	n/a	2,436	3,165	730	813	83
86359BVF5	SARM 2004-6 3A3	n/a	AAA	n/a	-	1,382	1,382	851	(531)
					$4,923	$25,052	$21,232	$15,109	$(6,123)

During the quarter ended December 31, 2011, the Bank’s MARM 2004-7 5A1 security experienced a rating downgrade from split to non investment by one rating agency.  The downgraded instrument has a book value of $5.6 million and remains rated Ba3 by a second rating agency.  The instrument continues to maintain a favorable credit support level and Bloomberg coverage ratios.  Furthermore, the instrument does not demonstrate a loss under any of the Bloomberg credit model scenarios.  Since we are projecting that we will receive essentially all contractual cash flows there is no break in yield or other than temporary impairment.

The investment in the MARM 2004-13 B1 security represents the largest unrealized loss position in the investment portfolio at $3.3 million.   Based on assessments of expected cash flows, it has been concluded that no additional other than temporary impairment exists on this security at December 31, 2011.  The positive cash flows are attributable to a number of pertinent factors, including the relative lower levels of delinquency, lower levels of historical default and foreclosure, and much lower loss severities upon foreclosure, that this security has experienced.   The security has a housing price index adjusted weighted average loan-to-value ratio of 54% of the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning.  The unrealized loss position may be attributable to liquidity risk and the structured tranche position.

At $189,000, the investment in the CWALT 2005-63 2A2 security represents the smallest book value of the three securities identified above as being other than temporarily impaired.   Based on assessments of expected cash flows and the ratio of principal receipts as compared to actual losses being taken by the instruments 2A2 collateral group, it has been concluded that an additional other than temporary impairment in the amount of $100,000 was warranted on this security at December 31, 2011.

Cash flow analysis indicates that the yields on all of the securities listed in the table are maintained.  The unrealized losses shown may relate to general market illiquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches.

Bank Owned Life Insurance. The total cash surrender value of our bank owned life insurance at December 31, 2011 was $33.0 million, an increase of $272,000 compared to the cash surrender value of $32.8 million at September 30, 2011.

Deposits. Total deposits decreased by $51.6 million, or 5.7%, to $859.5 million at December 31, 2011 from $911.1 million at September 30, 2011. As indicated below we reduced wholesale certificates of deposit by $4.8 million and retail certificates by $50.3 million for the same period.  Money market accounts increased by $8.3 million in spite of reduced rates that we are paying on our rewards checking account.  The Company’s funding strategy has focused on lower cost core deposit growth and less wholesale deposit funding.

Deposit Balances

	Deposit Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit
	(Dollars in Thousands)
December 31, 2011	$1,724	$266,515	$54,055	$130,122	$450,692	$385,926	$22,887
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	55,212
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443
June 30, 2010	1,553	190,325	18,613	99,464	308,402	402,218	100,438
March 31, 2010	1,396	180,508	29,725	109,595	319,828	417,961	168,791
December 31, 2009	1,276	143,187	17,256	80,772	241,485	256,666	116,583

Borrowings. Borrowings remained steady at $110.0 million at both December 31, 2011 and September 30, 2011. In October 2010 we prepaid $60.0 million of FHLB advances that were originally scheduled to mature in early January 2011.  The prepayment penalty of $810,000 approximated the net present value of interest that would have been paid if we had kept the borrowing to its original maturity.

Equity. At December 31, 2011, our total equity equaled $136.1 million (or $7.59 per share), a $3.4 million decrease from September 30, 2011. The decrease was primarily due to $2.2 million used in our stock buyback program and $928,000 in unrealized losses on securities available for sale, net of tax.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

General. The Company recognized net income of $488,000 for the quarter ended December 31, 2011, compared to net income of $276,000 for the quarter ended December 31, 2010. The $212,000 increase in net income between periods was a result of a $1.5 million decrease in interest expense and a $906,000 increase in noninterest income partially offset by an increase of $855,000 in noninterest expense and a $1.3 million increase in total provision for loan losses.

Interest and Dividend Income. Total interest and dividend income increased $115,000 or 1.0%, to $12.5 million for the three months ended December 31, 2011 from $12.4 million for the three months ended December 31, 2010. Interest on loans increased $246,000, or 2.2%, to $11.5 million as a result of a $54.1 million, or 9.0%, increase in the average balance of loans receivable to $656.5 million.  As indicated in the table below, the average yield on loans over the past year decreased from 7.51% for the three months ended December 31, 2010 to 7.04% for the three months ended December 31, 2011.

	Three Months Ended
	December	September	June	March	December
	2011	2011	2011	2011	2010
Yield on Loans	7.04%	6.46%	7.28%	7.05%	7.51%
Yield on Mortgage Securities	2.37%	2.96%	3.45%	3.03%	3.02%
Yield on Assets	5.37%	5.05%	5.68%	5.26%	5.53%

Cost of Deposits	1.05%	1.16%	1.26%	1.38%	1.61%
Cost of CD's	1.64%	1.69%	1.74%	1.78%	1.97%
Cost of NOW Accounts	0.17%	0.20%	0.28%	0.32%	0.36%
Cost of Rewards Checking	0.64%	0.88%	1.07%	1.63%	2.35%
Cost of Savings	0.43%	0.31%	0.10%	0.09%	0.14%
Cost of MMDA	0.47%	0.44%	0.45%	0.47%	0.51%
Cost of Borrowings	4.33%	4.32%	4.28%	4.51%	4.69%
Cost of Liabilities	1.44%	1.60%	1.70%	1.92%	2.14%

Loan/Deposit Spread	5.99%	5.30%	6.02%	5.67%	5.90%
Mortgage Securities/Borrowings Spread	-1.96%	-1.36%	-0.83%	-1.48%	-1.67%
Asset/Liability Spread	3.93%	3.45%	3.98%	3.34%	3.39%

Interest and dividend income on mortgage-backed securities decreased $172,000, or 17.7%, to $800,000 for the three months ended December 31, 2011 from $972,000 for the three months ended December 31, 2010. The decrease reflected a 65 basis point decrease in the average yield on mortgage-backed securities in the generally lower market interest rate environment.

Interest Expense. Total interest expense decreased $1.5 million, or 30.8%, to $3.3 million for the three months ended December 31, 2011 from $4.8 million for the three months ended December 31, 2010. The decrease was primarily due to a $844,000, or 28.3% decrease on deposit interest which decreased to $2.1 million from $3.0 million, and a $642,000 decrease in interest paid on borrowed funds. The decrease in interest on borrowed funds reflected a $46.2 million or 29.6% decrease in average borrowings to $110.0 million from $156.2 million.  The decrease in interest on deposits was due to a 56 basis point decrease in average cost.

Net Interest Income. Net interest income increased $1.6 million, or 21.1%, to $9.2 million for the three months ended December 31, 2011 from $7.6 million for the three months ended December 31, 2010.  The three month comparative periods reflected a $246,000 increase in interest income on loans combined with a 70 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $23.7 million, or 2.6%, increase in the average balance of interest-bearing liabilities for the three-months ended December 31, 2011 compared to the three months ended December 31, 2010. Our net interest margin increased 56 basis points to 3.94% for the three months ended December 31, 2011 from 3.38% for the 2010 period, while our net interest rate spread increased 54 basis points to 3.93% from 3.39%. Lower deposit costs and higher accretion of purchase discounts from the First National Bank of Florida (“FNB”) acquisition contributed to the improved net interest margin and net interest rate spread. As indicated in the table below, our percentage of interest-earning assets to average interest-bearing liabilities increased from 99.66% in December 2010 to 100.81% in December 2011.

	For the Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$102,499	$68	0.27%	$145,250	$85	0.23%
FHLB common stock	9,938	23	0.93	13,801	14	0.41
Mortgage-backed securities and collateralized mortgage obligations available for sale	135,011	800	2.37	128,718	972	3.02
Other investment securities available for sale	26,466	60	0.91	6,051	10	0.66
Loans receivable (1) (2)	656,470	11,549	7.04	602,348	11,303	7.51
Total interest earning assets	930,384	12,500	5.37	896,168	12,384	5.53
Total noninterest-earning assets	202,901	-		205,803	-
Total assets	$1,133,285	12,500		$1,101,971	12,384
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	139,894	61	0.17	81,213	74	0.36
Rewards	59,834	96	0.64	69,996	412	2.35
Savings accounts	54,505	58	0.43	17,379	6	0.14
Money market deposit accounts	122,114	142	0.47	90,543	115	0.51
Certificate of deposit accounts	436,581	1,785	1.64	483,858	2,379	1.97
Total interest-bearing deposits	812,928	2,142	1.05	742,989	2,986	1.61
Borrowed funds	110,022	1,191	4.33	156,239	1,832	4.69
Total interest-bearing liabilities	922,950	3,333	1.44	899,228	4,818	2.14
Noninterest-bearing deposits	59,136			50,731
Other noninterest-bearing liabilities	12,348			15,910
Total noninterest-bearing liabilities	71,484			66,641
Total liabilities	994,434			965,869
Total stockholders' equity	138,851			136,102
Total liabilities and stockholders' equity	$1,133,285			$1,101,971
Net interest income		$9,167			$7,566
Net interest earning assets (5)		$7,434			$(3,060)
Net interest rate spread (3)			3.93%			3.39%
Net interest margin (4)			3.94%			3.38%
Ratio of interest-earning assets to average interest-bearing liabilities			100.81%			99.66%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The combined column represents the net change in volume between the two periods multiplied by the net change in rate between the two periods.  The net column represents the sum of the prior columns.

	For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010 Increase/(Decrease)
	(In Thousands)
	Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-bearing deposits in other financial institutions	$(25)	$11	$(3)	$(17)
FHLB common stock and other equity securities	(4)	18	(5)	9
Mortgage-backed securities and collateralized mortgage obligations available for sale
Other investment securities available for sale	33	4	13	50
Loans receivable	1,015	(706)	(63)	246
Total interest-earnings assets	$1,067	$(882)	$(69)	$116

Interest Expense
NOW accounts	$156	$(368)	$(118)	$(330)
Savings accounts	13	12	27	52
Money market deposit accounts	40	(10)	(3)	27
Certificate of deposit accounts	(232)	(401)	39	(594)
Total interest-bearing deposits	(23)	(767)	(55)	(845)
Borrowed funds	(542)	(141)	43	(640)
Total Interest-Bearing Liabilities	$(565)	$(908)	$(12)	$(1,485)

Net Change in net interest income	$1,632	$26	$(57)	$1,601

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2011 was $1.5 million for non-covered loans and $600,000 for covered loans compared to $800,000 for non-covered loans for the three months ended December 31, 2010. Net charge-offs on non-covered loans increased to $2.1 million for the three months ended December 31, 2011, from $571,000 for the three months ended December 31, 2010. The allowance for loan losses for non-covered loans was $8.8 million, or 2.00% of total non-covered loans receivable at December 31, 2011 compared to $9.4 million, or 2.19% of total non-covered loans receivable at September 30, 2011.  Additionally, the allowance for loan losses improved to 96.58% of noncovered, nonperforming loans from 80.12% at September 30, 2011, and 73.26 % at December 31, 2010.

With the change in regulatory authorities dictated by Dodd-Frank, the Company aligned its accounting for the allowance for loan losses to preferences of the OCC, which resulted in increased charge-offs of certain specific amounts previously reflected in the allowance for loan losses. The Company believes that it has also responded to oral recommendations from its initial OCC field examination relating to asset quality and accounting for the allowance for loan losses.  A final report of examination is still pending.  There has been continued weakness in the real estate markets which has resulted in increased provision for loan losses and loan charge-offs.   During the quarter, the Company recorded charge-offs of $1.3 million relating to a commercial real estate relationship in bankruptcy which represented a retail shopping center loan located in the Florida Gulf Coast and a retail center in Georgia.

Noninterest Income. Noninterest income increased $906,000, or 31.1%, to $3.8 million for the three months ended December 31, 2011 from $2.9 million for the three months ended December 31, 2010. As indicated in the table below, deposit fees for the three months ended December 31, 2011 were up $291,000 compared to the three months ended December 31, 2010, primarily due to the fees on deposit accounts acquired in the First National Bank of Florida acquisition on September 9, 2011.  This acquisition has resulted in the increase in accretion income relating to the FDIC receivable for the quarter ended December 31, 2011.  Gains on sales of investment securities increased to $633 thousand for the quarter ended December 31, 2011 compared to $171 thousand in the 2010 period as lower interest rates led to maturity restructuring.

	For the Three Months Ended
	(Dollars in Thousands)
	December	September	June	March	December
	2011	2011	2011	2011	2010
Deposit fees	$1,724	$1,601	$1,448	$1,360	$1,433
Gain on the sale of loans	185	150	127	117	262
Brokerage commissions	126	169	156	202	167
Bank owned life insurance	272	270	255	290	281
Gain on sale of investments, net	633	178	426	-	171
Impairment losses on securities recognized in earnings	(100)	(1,773)	(300)	(223)	-
FDIC receivable accretion	570	258	181	254	342
Loss on sale of other assets held for sale	-	-	(350)	-	-
Other income	406	111	156	215	254
Gain on FNB acquisition	-	1,095	-	-	-
Total Noninterest Income	$3,816	$2,059	$2,099	$2,215	$2,910

Noninterest Expense. Total noninterest expense increased $855,000, or 9.1%, to 10.3 million for the three months ended December 31, 2011 from $9.4 million for the three months ended December 31, 2010.  The increase was due primarily to increases of $760,000, or 19.3% in salaries and employee benefits and $493,000, or 32.0% in occupancy resulting from the Company’s FDIC-assisted acquisitions.  These increases were partially offset by an $810,000 prepayment penalty assessed for the three months ended December 31, 2010.

	For the Three Months Ended
	(Dollars In Thousands)
	December	September	June	March	December
	2011	2011	2011	2011	2010
Compensation & employee benefits	$4,688	$4,207	$3,923	$3,705	$3,928
Occupancy	2,036	1,805	1,472	1,701	1,543
Legal & professional	497	803	408	469	425
Marketing	470	469	335	426	389
Furniture & equipment	205	191	185	196	200
Postage, office supplies, and printing	279	264	204	256	238
Deposit premium amortization expense	140	73	54	55	56
Other	865	636	627	658	637
FHLB advance prepayment penalty	-	-	-	-	810
Federal insurance premiums and other regulatory fees	344	241	293	396	322
Net cost of operations of real estate owned	740	(401)	117	765	861
Total Noninterest Expense	$10,264	$8,288	$7,618	$8,627	$9,409

Income Taxes. Income tax expense was $130,000 for the three months ended December 31, 2011 compared to an income tax benefit of $(8,000) for the three months ended December 31, 2010. Our effective tax rate was 21.07% for the three months ended December 31, 2011, compared to (2.95%) for the three months ended December 31, 2010.

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

Nonperforming assets decreased to $38.6 million, including $26.1 million covered and $12.5 million non-covered at December 31, 2011, from $43.5 million, including $27.7 million covered and $15.8 million non-covered, at September 30, 2011. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount.  We have exceeded the threshold level that results in 95% loss sharing at MCB; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.  Upon incurring an additional $1.5 million in losses, we will exceed the threshold level that results in 95%  loss sharing for NCB.

As of December 31, 2011, our nonperforming covered and non-covered assets totaled $38.6 million and consisted of $9.1 million of nonaccrual loans, $46,000 of loans 90 days or more past due and still accruing and other real estate owned of $29.5 million.

	December 31, 2011		September 30, 2011
	Covered [1]	Non-covered	Covered [1]	Non-covered
Non-accrual loans:
1-4 family residential real estate	$—	$5,341	$—	$5,793
Commercial real estate	—	3,408	—	5,340
Commercial	—	261	—	438
Real estate construction	—	—	—	26
Consumer and other loans	—	76	—	97

Total non-accrual loans	$—	$9,086	$—	$11,694

Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	—	46	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Real estate construction	—	—	—	—
Consumer and other loans	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	$—	$46	$—	$—

Total non-performing loans	$—	$9,132	$—	$11,694

Real estate owned:
1-4 family residential real estate	4,872	928	1,406	581
Commercial real estate	21,218	2,109	21,093	3,170
Commercial	—	—	3,102	—
Real estate construction	—	352	1,660	342
Consumer and other loans	—	—	414	—

Total real estate owned	$26,090	$3,389	$27,675	$4,093

Total non-performing assets	$26,090	$12,521	$27,675	$15,787

[1]
Nonaccrual covered loans are considered in the 90 days or greater contractually past due classification due to the interest income recognition as accretion income is generally recorded on these covered loans.

	December 31,		September 30,
	2011		2011
	Covered	Non-covered	Covered	Non-covered
Ratios:
Non-performing loans as a percentage of total non-covered loans	N/M	2.07%	N/M	2.72%
Non-performing assets as a percentage of total non-covered assets	N/M	1.63%	N/M	1.99%

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

The Company maintained its allowance for loan losses for the three months ending December 31, 2011 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	Three months ended December 31, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(161,558)	(1,786,594)	(81,574)	-	(61,591)	-	(2,091,317)
Recoveries	3,914	359	34,681	-	2,402	-	41,356
Provision	104,035	2,173,200	(201,891)	(476,103)	74,312	(173,553)	1,500,000
Balance at end of period	$579,755	$6,359,275	$573,046	$589,409	$63,399	$654,992	$8,819,876

Ending balance: individually evaluated for impairment	$-	$617,544	$66,818	$-	$-		$684,362

Loans:
Ending balance	$101,560,814	$254,960,299	$23,996,617	$41,423,371	$19,992,582		$441,933,683

Ending balance: individually evaluated for impairment	$5,340,489	$7,149,582	$3,092,629	$-	$-		$15,582,700

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

At December 31, 2011 and September 30, 2011, specific reserves represented 4.39% and 9.74%, respectively, of the Bank’s loans individually evaluated for impairment.  At December 31, 2011 and September 30, 2011, general allowances, including the unallocated component, represented 1.91% and 1.95%, respectively, of the general loan portfolio not considered to be impaired.

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for inclusion in nonperforming assets and, therefore, are excluded from nonperforming loans. Management, however, classifies potential problem loans as either special mention or substandard. Potential problem loans at December 31, 2011 aggregated $63.5 million with $33.7 million classified special mention and $29.8 million classified substandard compared to potential problem loans at September 30, 2011 which aggregated $63.3 million with $36.0 million classified special mention and $27.3 million classified substandard.

We have a $6.5 million loan relationship which is subject to an agreement with the borrower to liquidate collateral and reduce the balance of the borrowing and pay interest.  The loan relationship is collateralized by land in Georgia, Florida and Alabama. We believe we are adequately collateralized, even at weak current real estate values.   The present liquidity position of the borrower likely dictates the liquidation of collateral to service debt obligations.   If the relationship is placed on nonaccrual position in the second fiscal quarter, accrued interest of $200,000 may be required to be reversed.

            The allowance for loan and lease losses represented 96.58% and 80.13% of non-performing loans and leases at December 31, 2011 and September 30, 2011, respectively. The allowance for loan losses as a percentage of non-covered loans, was 2.00% at December 31, 2011 and 2.19% at September 30, 2011. Management reviews the adequacy of the allowance for loan losses on a continuous basis.  Management considered the allowance for loan losses on non-covered loans adequate at December 31, 2011 to absorb probable losses inherent in the loan portfolio.  However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Non-accretable Differences on Covered Loans.  Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, we established an allowance for loan losses for non-impaired covered loans for NCB, non-accretable discounts for the acquired impaired loans for NCB, MCB and FNB, and we also established non-accretable discounts for all other loans of MCB. Collectively, these non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the  applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.  The following table details the non-accretable discount on loans covered by loss sharing by portfolio segment as of and for the three months ended December 31, 2011.

	Three months ended December 31, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of period	$3,430,280	$64,169,400	$7,706,431	$2,970,506	$764,924	$79,041,541
Charge-offs	(296,058)	(7,552,366)	(715,250)	(1,458,408)	(24,371)	(10,046,453)
Recoveries	1,402	537,005	104,351	-	9,056	651,814
Provision for loan losses charged to FDIC receivable	(81,552)	2,259,657	378,909	-	(157,014)	2,400,000
Provision for loan losses charged to operations	(20,388)	564,915	94,727	-	(39,254)	600,000
Balance at end of period	$3,033,684	$59,978,611	$7,569,168	$1,512,098	$553,341	$72,646,902

Covered loans:
Ending contractual balance	$18,980,760	$245,975,123	$27,748,162	$7,322,825	$8,061,733	$308,088,603

[1]	Amounts include the allowance for covered loan losses.

The total non-accretable discount as a percentage of the ending contractual balance of acquired loans was 23.60% at December 31, 2011, compared to 23.71% at September 30, 2011.  This slight decrease during the three month period ended December 31, 2011 is related to increased charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC.  It is expected that the ratio of non-accretable discounts to contractual covered principal outstanding will trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC.  Management considered the non-accretable discounts on covered loans adequate at December 31, 2011 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2011 and September 30, 2011, we had access to immediately available funds of approximately $187.0 million and $272.1 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $78.8 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $186.3 million.  At December 31, 2011, we had $110.0 million in advances outstanding. However, based on available collateral other than cash, additional advances would be limited to $102.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2011, we had no new loan commitments outstanding, and $18.8 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $22.7 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totaled $261.4 million, or 30.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2011, we originated $55.3 million of loans and purchased $73.6 million of securities and other investments.

Financing activities consist primarily of changes in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $51.6 million for the quarter ended December 31, 2011, primarily from decreases in time deposits acquired in the First National Bank of Florida acquisition.  We expected these decreases in deposits as we closed four branch offices in the acquisition.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

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

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of Controller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

Capital Adequacy Ratios	December 31, 2011	September 30, 2011	December 31, 2010
Tier 1 capital (to risk-weighted assets)	20.34%	23.10%	24.38%
Total capital (to risk-weighted assets)	21.59%	24.36%	25.63%
Tier 1 capital (to total assets)	11.28%	10.68%	11.45%

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

For the three months ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  We expect these decreases in deposits as we closed four branch offices in the acquisition.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

•	selling fixed rate mortgages we originate to the secondary market, generally on a servicing released basis;

•
maintaining the diversity of our existing loan portfolio by originating commercial real estate and consumer loans, which typically have adjustable rates and/or shorter terms than residential mortgages;

•	emphasizing loans with adjustable interest rates;

•	maintaining fixed rate borrowings from the Federal Home Loan Bank of Atlanta; and

•	increasing retail transaction deposit accounts, which typically have long durations.

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

Quantitative Aspects of Market Risk. The Office of the Controller of Currency requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The table below sets forth, as of December 31, 2011, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
	(Dollars in thousands)
+300	$121,880	$6,023	5.2%	11.0%	0.5%
+200	$121,157	$5,301	4.6%	11.0%	0.5%
+100	$119,774	$3,918	3.4%	10.8%	0.3%
0	$115,857	$—	—	10.5%	—
(100)	$116,423	$567	0.5%	10.5%	0.0%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 4.6% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.5% increase  in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2011, we were in compliance with our Board approved policy limits.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in “Part I, Item1.A.- Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  You should carefully consider these factors which could materially affect our business, financial condition or future results. The risks described here and in our Annual Report on Form 10-K are not only the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

 The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

     On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2011.

Item 3.	Defaults Upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2011 and September 30, 2011, (ii) the Consolidated Statements of Income for three months ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended December 31, 2011 and the year ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: February 13, 2012	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: February 13, 2012	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer