Form 10-Q
period 2012-03-31
CHARTER FINANCIAL CORP/GA
filed 2012-05-14
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒ The number of shares of the registrant’s common stock outstanding as of May 7, 2012 was 18,337,040, including 11,457,924 shares (or 62.5%) held by First Charter, MHC, the registrant’s mutual holding company and an affiliate of the registrant.

CHARTER FINANCIAL CORPORATION

Part I. Financial Information

Item 1.  Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2012	2011

Assets
Cash and amounts due from depository institutions	$12,951,057	$8,868,824
Interest-bearing deposits in other financial institutions	43,116,624	139,981,062
Cash and cash equivalents	56,067,681	148,849,886

Loans held for sale, fair value of $1,257,936 and $299,744	1,231,773	291,367
Securities available for sale	192,673,128	158,736,574
Federal Home Loan Bank stock	9,255,500	10,590,900
Loans receivable:
Not covered under FDIC loss sharing agreements	445,089,232	430,359,086
Covered under FDIC loss sharing agreements, net	203,626,593	235,049,585
Unamortized loan origination fees, net (non-covered loans)	(1,140,188)	(1,010,480)
Allowance for loan losses (non-covered loans)	(8,525,323)	(9,369,837)
Loans receivable, net	639,050,314	655,028,354
Other real estate owned:
Not covered under FDIC loss sharing agreements	3,579,613	4,093,214
Covered under FDIC loss sharing agreements	20,572,008	24,671,626
Accrued interest and dividends receivable	3,900,017	3,690,433
Premises and equipment, net	24,403,367	21,765,298
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	1,553,742	1,827,462
Cash surrender value of bank owned life insurance	33,306,797	32,774,523
FDIC receivable for loss sharing agreements	72,954,589	96,777,791
Deferred income taxes	4,751,838	4,557,858
Other assets	3,194,895	3,729,682
Total assets	$1,070,820,544	$1,171,710,250

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$845,508,304	$911,093,806
FHLB advances and other borrowings	80,000,000	110,000,000
Other liabilities	8,188,662	11,200,744
Total liabilities	933,696,966	1,032,294,550
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at March 31, 2012 and September 30, 2011, respectively; 18,271,568 shares outstanding at March 31, 2012 and 18,603,889 shares outstanding at September 30, 2011	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,184,531	73,083,363
Treasury stock, at cost; 1,587,651 shares at March 31, 2012 and 1,255,330 shares at September 30, 2011	(39,151,144)	(36,127,940)
Unearned compensation – ESOP	(3,571,121)	(3,729,390)
Retained earnings	108,810,727	107,962,533
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(2,348,007)	(1,971,458)
Total stockholders’ equity	137,123,578	139,415,700
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,070,820,544	$1,171,710,250

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest and dividend income:
Loans receivable	$11,644,317	$10,228,820	$23,192,931	$21,531,510
Mortgage-backed securities and collateralized mortgage obligations	871,954	945,306	1,672,188	1,917,556
Federal Home Loan Bank Stock	30,810	27,481	53,816	41,666
Other investment securities available for sale	68,776	47,050	128,375	57,174
Interest-bearing deposits in other financial institutions	26,154	63,422	94,173	148,909
Total interest and dividend income	12,642,011	11,312,079	25,141,483	23,696,815
Interest expense:
Deposits	1,712,800	2,379,582	3,854,980	5,365,431
Borrowings	1,138,050	1,630,911	2,328,642	3,463,223
Total interest expense	2,850,850	4,010,493	6,183,622	8,828,654
Net interest income	9,791,161	7,301,586	18,957,861	14,868,161
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	300,000	1,800,000	1,100,000
Provision for covered loan losses	290,000	400,000	890,000	400,000
Net interest income after provision for loan losses	9,201,161	6,601,586	16,267,861	13,368,161
Noninterest income:
Service charges on deposit accounts	1,617,939	1,360,229	3,341,896	2,793,568
Gain on securities available for sale	-	-	632,593	170,845
Total impairment losses on securities	(173,259)	(1,383,314)	(273,259)	(1,530,359)
Portion of losses recognized in other comprehensive income	-	1,160,314	-	1,307,359
Net impairment losses recognized in earnings	(173,259)	(223,000)	(273,259)	(223,000)
Bank owned life insurance	260,075	290,478	671,385	571,076
Gain on sale of loans and loan servicing release fees	161,322	117,033	346,713	379,340
Loan servicing fees	119,285	92,612	209,798	191,547
Brokerage commissions	139,924	201,631	265,985	369,074
FDIC receivable for loss sharing agreements accretion	455,293	254,357	1,025,422	596,658
Other	51,558	121,352	227,610	275,608
Total noninterest income	2,632,137	2,214,692	6,448,143	5,124,716
Noninterest expenses:
Salaries and employee benefits	4,617,778	3,704,877	9,305,824	7,632,796
Occupancy	2,012,079	1,700,843	4,047,886	3,243,622
FHLB advance prepayment penalty	-	-	-	809,558
Legal and professional	447,333	469,441	944,378	894,617
Marketing	494,094	426,255	964,217	815,558
Federal insurance premiums and other regulatory fees	365,406	396,442	708,965	718,502
Net cost of operations of real estate owned	626,734	764,378	1,366,725	1,625,067
Furniture and equipment	259,228	196,168	464,245	396,077
Postage, office supplies and printing	252,217	255,915	531,576	494,355
Core deposit intangible amortization expense	133,278	54,815	273,720	110,902
Other	816,621	657,570	1,681,184	1,294,604
Total noninterest expenses	10,024,768	8,626,704	20,288,720	18,035,658
Income before income taxes	1,808,530	189,574	2,427,284	457,219
Income tax expense	547,858	(62,176)	678,229	(70,073)
Net income	$1,260,672	$251,750	$1,749,055	$527,292

Basic net income per share	$0.07	$0.01	$0.10	$0.03
Diluted net income per share	$0.07	$0.01	$0.10	$0.03
Weighted average number of common shares outstanding	17,905,484	18,136,137	17,971,410	18,134,905
Weighted average number of common and potential common shares outstanding	17,937,567	18,187,214	18,003,493	18,185,982

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$1,260,672	$251,750	$1,749,055	$527,292
Less reclassification adjustment for net gains realized in net income, net of taxes of $0, $0, $244,181 and $65,946, respectively	-	-	(388,412)	(104,898)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $(279,595), $(473,960), $98,020 and $(113,470), respectively	444,744	753,915	(155,918)	180,493
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $(66,878), $(86,078), $(105,478) and $(86,078), respectively	106,381	136,922	167,781	136,922

Comprehensive income	$1,811,797	$1,142,587	$1,372,506	$739,809

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at September 30, 2010	19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367
Net income	—	—	—	—	—	2,305,352	—	2,305,352
Change in unrealized loss on securities	—	—	—	—	—	—	1,526,425	1,526,425
Dividends paid, $0.20 per share	—	—	—	—	—	(1,940,899)	—	(1,940,899)
Allocation of ESOP common stock	—	—	—	—	151,600	—	—	151,600
Vesting of restricted shares	—	—	(94,944)	486,708	—	—	—	391,764
Stock based compensation expense	—	—	105,091	—	—	-	—	105,091
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Net income	—	—	—	—	—	1,749,055	—	1,749,055
Change in unrealized loss on securities	—	—	—	—	—	—	(376,549)	(376,549)
Dividends paid, $0.05 per share	—	—	—	—	—	(900,861)	—	(900,861)
Allocation of ESOP common stock	—	—	—	—	158,269	—	—	158,269
Vesting of restricted shares	—	—	54,065	94,810	—	—	—	148,875
Stock based compensation expense	—	—	47,103	—	—	—	—	47,103
Repurchase of Shares	—	—	—	(3,118,014)	—	—	—	(3,118,014)
Balance at March 31, 2012	19,859,219	$198,592	$73,184,531	$(39,151,144)	$(3,571,121)	$108,810,727	$(2,348,007)	$137,123,578

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,749,055	$527,292
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	1,800,000	1,100,000
Provision for covered loan losses	890,000	400,000
Depreciation and amortization	873,629	657,446
Accretion and amortization of premiums and discounts, net	1,353,108	1,021,965
Accretion of fair value discounts related to covered loans	(4,712,198)	(4,597,432)
Accretion of fair value discounts related to FDIC receivable	(1,025,422)	(596,658)
Gain on sale of loans and loan servicing release fees	(346,713)	(379,340)
Proceeds from sale of loans	11,762,216	13,784,749
Originations and purchases of loans held for sale	(12,355,909)	(12,134,769)
Gain on sale of securities	(632,593)	(170,845)
Other-than-temporary impairment-securities	273,259	223,000
Write down of real estate owned	957,581	513,922
(Gain) loss on sale of real estate owned	(43,725)	56,241
Recovery payable to FDIC on other real estate owned gains	-	(154,918)
Restricted stock award expense	65,027	151,600
Stock option expense	47,103	61,520
Increase in cash surrender value on bank owned life insurance	(671,385)	(571,076)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(209,584)	(343,881)
Decrease in other assets	673,898	23,779
Decrease in other liabilities	(2,769,965)	(6,111,634)
Net cash used in operating activities	(2,322,618)	(6,539,039)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	27,413,475	9,877,227
Principal collections on securities available for sale	31,030,891	30,051,894
Purchase of securities available for sale	(96,161,223)	(51,766,830)
Proceeds from calls of securities available for sale	2,216,000	780,300
Proceeds from redemption of FHLB stock	1,335,400	529,100
Net decrease in loans receivable	8,534,866	31,974,228
Net decrease in FDIC receivable	30,788,624	25,730,230
Proceeds from sale of real estate owned	7,224,735	21,143,474
Purchases of premises and equipment	(3,237,978)	(307,812)
Net cash provided by investing activities	9,144,790	68,011,811

See accompanying notes to unaudited condensed consolidated financial statements.

 CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Dividends on restricted stock awards	-	(5,018)
Purchase of treasury stock	(3,118,014)	-
Dividends paid	(900,861)	(961,729)
Decrease in deposits	(65,585,502)	(87,844,607)
Principal payments on Federal Home Loan Bank advances	(30,000,000)	(102,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	-	(507,093)
Net cash used in financing activities	(99,604,377)	(191,318,447)
Net decrease in cash and cash equivalents	(92,782,205)	(129,845,675)
Cash and cash equivalents at beginning of period	148,849,886	235,638,582
Cash and cash equivalents at end of period	$56,067,681	$105,792,907
Supplemental disclosures of cash flow information:
Interest paid	$6,566,114	$7,578,762
Income taxes paid	$265,000	$87,641
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$9,465,372	$10,633,420
Write down of real estate owned reimbursed by the FDIC	$5,940,000	$-
Provision for covered loan losses reimbursed by the FDIC	$5,480,845	$1,600,000
Issuance of common stock under stock benefit plan	$158,269	$151,600
Unrealized gain (loss) on securities available for sale, net	$(570,529)	$212,517

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

In January 2007, Charter Financial repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer. Following the stock repurchase, Charter Financial delisted its common stock from the NASDAQ Global Market and deregistered its common stock with the Securities and Exchange Commission. Between January 2007 and September 2009 Charter Financial repurchased 1,186,858 additional shares of its common stock. In September 2010, through an incremental offering, the Company issued 4,400,000 shares with net proceeds of $26.6 million, and First Charter, MHC canceled 4,400,000 shares of Company stock that it held.  On September 27, 2011, Charter Financial announced a 5% stock repurchase plan with repurchased shares being held in treasury and available for general corporate purposes.  For the six months ended March 31, 2012, 335,321 shares have been repurchased at a cost of $3,118,014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
October 2011	107,557	$9.25	107,557	227,764
November 2011	70,441	9.25	70,441	157,323
December 2011	58,300	9.25	58,300	99,023
January 2012	-	-	-	99,023
February 2012	-	-	-	99,023
March 2012	99,023	9.25	99,023	-
Total	335,321	$9.25	335,321

(1)	On September 27, 2011, the Company’s Board of Directors approved a 5% stock repurchase plan. Repurchases will be made through open market purchases, block trades, unsolicited negotiated transactions, pursuant to a 10b5-1 trading plan or any manner that complies with the provisions of the Securities Exchange Act of 1934. Repurchased shares will be held in treasury and will be available for general corporate purposes.

As of March 31, 2012, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 62.5% of the Company’s 18,337,040 outstanding shares of common stock at that date. The remaining 6,879,116 shares of common stock, or approximately 37.5% of the outstanding shares of common stock, were held by the public.

The Company's ability to pay dividends and the amount of such dividends is affected by the election of First Charter, MHC to waive the receipt of dividends declared by Charter Financial.  First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends.   For the year ended September 30, 2011, First Charter, MHC waived $1.7 million of dividends with permission of the OTS.  The Dodd-Frank Act now requires federally chartered mutual holding companies to give the Federal Reserve Bank (FRB) notice before waiving the receipt of dividends.  In the past, the FRB generally has not allowed dividend waivers by mutual holding companies and, there can be no assurance that the FRB will approve dividend waivers by First Charter, MHC in the future, or what conditions the FRB may place on any dividend waivers.  The FRB recently granted permission to First Charter, MHC permission to waive the March 2012 quarter dividend.  Charter Financial declared a dividend on April 24, 2012 payable May 25, 2012.  For the quarter ended March 31, 2012, the declaration of cash dividends by Charter Financial of $0.05 per common share will result in payment of $150,000 in cash dividends to First Charter, MHC and $342,000 in cash dividends to public shareholders.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of March 31, 2012 and September 30, 2011 (derived from audited financial statements), and for the three and six-month periods ended March 31, 2012 and 2011. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and six-month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations.  Certain reclassifications of 2011 balances have been made.  These reclassifications did not change net income.

Note 3: Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for amendments to achieve common fair value measurements and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices (Level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value.   The adoption of this update as of January 1, 2012 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income.  This update amends current accounting standards to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the update requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented; however, in December 2011, FASB deferred this requirement until a later date yet to be determined. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The adoption of this update as of January 1, 2012 did not have a material impact on the Company’s financial statements.

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

	As Recorded by FNB		Fair Value Adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$25,689,080		$23,637,211	(a)	$49,326,291
FHLB and FRB stock	993,612		—		993,612
Investment securities available for sale	13,002,568		(97,407)	(b)	12,905,161
Loans, net of unearned income	185,927,300		(64,463,794)	(c)	121,463,506
Other real estate owned	24,943,178		(14,383,246)	(d)	10,559,932
FDIC receivable for loss sharing agreements	—		51,555,999	(e)	51,555,999
Core deposit intangible	—		1,134,697	(f)	1,134,697
Other assets	1,291,037		(251,246)	(g)	1,039,791
Total assets acquired	$251,846,775		$(2,867,786)		$248,978,989
Liabilities:
Deposits	244,715,032		—		244,715,032
Deferred tax liability	—		420,919	(j)	420,919
Other liabilities	2,768,954		400,000	(i)	3,168,954
Total liabilities assumed	$247,483,986		$820,919		$248,304,905
Excess of assets acquired over liabilities assumed	$4,362,789	(h)
Aggregate fair value adjustments			$(3,688,705)
Net assets of FNB acquired					$674,084

(a) –	Adjustment reflects the initial wire received from the FDIC adjusted for overpayment by the FDIC on the acquisition date.

(b) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired investment securities portfolio.

(c) –	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(d) –	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.

(e) –	Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at present value of the estimated cash flows using an average discount rate of approximately two percent.

(f) –	Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(g) –	Adjustment reflects fair value adjustments to record certain other assets acquired in this transaction.

(h) –	Amount represents the excess of assets acquired over liabilities assumed and since the asset discount bid by CharterBank of $28 million exceeded this amount, the difference resulted in a cash settlement with the FDIC on the acquisition date.

(i) –	Adjustment reflects fair value adjustments to record certain other liabilities in this transaction.

(j) –	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.

Note 5: Securities Available for Sale

Securities available for sale are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$9,928,734	$21,021	$(6,939)	$9,942,816
U.S. government sponsored entities	18,205,866	88,858	—	18,294,724
Mortgage-backed securities:
FNMA certificates	78,750,418	792,632	(245)	79,542,805
GNMA certificates	5,197,924	345,661	—	5,543,585
FHLMC certificates	51,878,056	285,501	(164,131)	51,999,426
Collateralized mortgage obligations:
FNMA	10,710,345	344,243	—	11,054,588
GNMA	1,165,990	9,820	(1,748))	1,174,062
FHLMC	614,865	50,889	—	665,754
Private-label mortgage securities:
Investment grade	2,799,168	14,198	(511,198)	2,302,168
Split Rating [1]	7,451,827	29	(1,285,681)	6,166,175
Non investment grade	9,527,522	198,104	(3,738,601)	5,987,025
Total	$196,230,715	$2,150,956	$(5,708,543)	$192,673,128

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$10,618,273	$21,404	$(13,452)	$10,626,225
U.S. government sponsored entities	17,414,309	95,567	—	17,509,876
Mortgage-backed securities:
FNMA certificates	62,750,950	856,995	—	63,607,945
GNMA certificates	5,841,685	246,044	—	6,087,729
FHLMC certificates	20,634,103	657,084	—	21,291,187
Collateralized mortgage obligations:
FNMA	16,682,474	451,103	—	17,133,577
GNMA	3,648,357	29,348	(1,130)	3,676,575
FHLMC	870,973	72,653	—	943,626
Private-label mortgage securities:
Investment grade	3,212,607	35,163	(424,674)	2,823,096
Split Rating [1]	9,041,253	6,335	(995,327)	8,052,261
Non investment grade	11,008,649	—	(4,024,172)	6,984,477
Total	$161,723,633	$2,471,696	$(5,458,755)	$158,736,574

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized cost	Estimated fair value
Less than 1 year	$3,244,561	$3,263,013
1-5 years	12,331,219	12,381,595
Greater than 5 years	12,558,820	12,592,932
Mortgage-backed securities	168,096,115	164,435,588

	$196,230,715	$192,673,128

Proceeds from called or matured securities available for sale during the six months ended March 31, 2012 and 2011 were $2,216,000 and $780,300, respectively. Proceeds from sales for the six months ended March 31, 2012 and 2011 were $27,413,475 and $9,877,227, respectively.  Gross realized gains on the sale of these securities were $634,790 and $170,845 for the six months ended March 31, 2012 and 2011, respectively.  Gross realized losses on the sale of these securities were $2,197 and $0 for the six months ended March 31, 2012 and 2011, respectively.

Proceeds from called or matured securities available for sale during the three months ended March 31, 2012 and 2011 were $1,180,000 and $780,300, respectively. Proceeds from sales for the three months ended March 31, 2012 and 2011 were $0 and $15,300 respectively.  Gross realized gains and losses on the sales of these securities were $0 for the three months ended March 31, 2012 and 2011, respectively.

Securities available for sale with an aggregate carrying amount of $132,428,648 and $56,190,496 at March 31, 2012 and September 30, 2011, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012
	Amortized cost	Gross unrealized losses		Estimated fair value
Other investment securities:
Tax-free municipals	$535,614	$(6,939	))) )	$528,675
Mortgage-backed securities:
FNMA certificates	113,234	(245)		112,989
FHLMC certificates	25,417,359	(164,131)		25,253,228
Collateralized mortgage obligations:
GNMA	363,666	(222)		363,444
Private-label mortgage securities	1,611,158	(132,038)		1,479,120

	$28,041,031	$(303,575)		$27,737,456

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$1,339,585	$(13,452)	$1,326,133
Collateralized mortgage obligations:
Private-label mortgage securities	1,782,525	(110,599)	1,671,926
	$3,122,110	$(124,051)	$2,998,059

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
GNMA	$241,359	$(1,526)	$239,833
Private-label mortgage securities	15,902,379	(5,403,442)	10,498,937

	$16,143,738	$(5,404,968)	$10,738,770

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
GNMA	$346,140	$(1,130)	$345,010
Private-label mortgage securities	18,833,695	(5,333,574)	13,500,121

	$19,179,835	$(5,334,704)	$13,845,131

At March 31, 2012 the Company had approximately $5.5 million in unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $17.5 million.  During the quarters ended March 31, 2012 and December 31, 2011 the Company recorded $173,259 and $100,000, respectively, in other than temporary impairment on one security with this security being written off during the quarter ending March 31, 2012 bringing the cumulative other than temporary impairment on three securities to $5.1 million.  The cumulative other than temporary impairment on the security written off during the quarter is $2.3 million.  Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other than temporary impairment.  The remaining decline in fair value of the mortgage securities resulted from illiquidity and other concerns in the market place.  Additionally, the Company has recorded $2.9 million in accumulated other comprehensive loss (pre-tax) on these two securities with cumulative OTTI at March 31, 2012.

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

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Beginning balance of credit losses previously recognized in earnings	$4,922,916	$2,526,674	$4,822,916	$2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	-	-	-
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	173,259	223,000	273,259	223,000
Ending balance of cumulative credit losses recognized in earnings	$5,096,175	$2,749,674	$5,096,175	$2,749,674

The following table shows issuer-specific information, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of March 31, 2012.

Cusip	Description	Credit Rating			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch			(Dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AAA	AAA	$-	$431	$431	$440	$9
55265KL80	MASTR 2003-8 4A1	n/a	AAA	AAA	-	1,023	1,016	1,021	5
86359BVF5	SARM 2004-6 3A3	n/a	AAA	n/a	-	1,352	1,352	841	(511)
	Total				$-	$2,806	$2,799	$2,302	$(497)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B3/*+	n/a	AA	$-	$1,611	$1,611	$1,479	$(132)
36242DXZ1	GSR 2005-2F 1A2	n/a	B	AA	-	291	291	291	-
576433QD1	MARM 2004-7 5A1	B3/*-	BBB-	n/a	-	5,550	5,550	4,396	(1,154)
	Total				$-	$7,452	$7,452	$6,166	$(1,286)
Non Investment Grade
172921J74	CMSI 1993-14 A3	WR	BB	n/a	$-	$105	$105	$98	$(7)
576433UQ7	MARM 2004-13 B1	NR	B-	n/a	380	6,356	5,976	2,870	(3,106)
576433VN3	MARM 2004-15 4A1	B3/*-	n/a	B	-	2,920	2,920	2,294	(626)
863579UR7	SARM 2005-15 2A2	NR	CC	n/a	2,436	2,963	527	725	198
12668AXE0	CWALT 2005-63 2A2 [1]	-	-	-	2,280	-	-	-	-
	Total				$5,096	$12,344	$9,528	$5,987	$(3,541)

	Grand Total				$5,096	$22,602	$19,779	$14,455	$(5,324)

[1]  This security was written off in the quarter ending March 31, 2012

During the quarter ended March 31, 2012, two of the Bank’s private-label mortgage securities experienced a slight rating downgrade.  The MARM 2004-7 5A1 and the MARM 2004-15 4A1 were both downgraded by Moody’s from Ba3 to Ba3-.  The downgraded instruments have a book value of $5.6 million and $2.9 million, respectively.   Both instruments continue to maintain a favorable credit support level and Bloomberg coverage ratios.  The credit support and Bloomberg coverage ratios for the MARM 2004-7 5A1 were 11.60 and 2.7, respectively.  The MARM 2004-15 4A1 reported a credit support of 13.48 and a Bloomberg coverage ratio of 3.2. The MARM 2004-7 5A1 tranche has a total of 15 loans.  Thirteen or 85% are timely payers for the past 24 months.  The weighted average housing price index adjusted LTV on the entire pool is 54% with the highest reported at 70%.    The MARM 2004-15 4A1 pool consists of 58 loans with 49 current as of the March reporting period.  The weighted average HPI LTV is 76%.  The Bank is projecting no break in yield or other than temporary impairment.

The investment in the MARM 2004-13 B1 security represents the largest unrealized loss position in the investment portfolio at $3.1 million. Based on assessments of expected cash flows, it has been concluded that no additional other than temporary impairment exists on this security at March 31, 2012. This bond has previously taken a total of $380 thousand in OTTI.  The favorable cash flow profile is attributable to a number of pertinent factors, including the relatively low levels of delinquency and the stable levels of default, foreclosure, and severities upon foreclosure. The security has a housing price index adjusted weighted average loan-to-value ratio of 54% on the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning.  Furthermore, underlying mortgages have sustained a 24 month timely payer rate of at least 90%. The unrealized loss position is perhaps attributed to liquidity risk.

Note 6: Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2012	September 30, 2011
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$104,442,704	$98,844,828
Commercial real estate	263,281,942	252,037,202
Commercial	16,266,145	17,612,661
Real estate construction	41,653,834	41,726,520
Consumer and other	19,444,607	20,137,875
Loans receivable, net of undisbursed proceeds of loans in process	445,089,232	430,359,086
Less:
Unamortized loan origination fees, net	1,140,188	1,010,480
Allowance for loan losses	8,525,323	9,369,837

Total loans not covered, net	$435,423,721	$419,978,769

The carrying amount of covered loans at March 31, 2012 and September 30, 2011, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.
	March 31, 2012
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements
1-4 family residential real state	$6,546,551	$10,136,677	$16,683,228
Commercial real estate	97,484,911	105,014,833	202,499,744
Commercial	16,875,974	17,634,921	34,510,895
Real estate construction	5,200,793	689,675	5,890,468
Consumer and other	794,360	6,320,260	7,114,620
Loans receivable, gross	126,902,589	139,796,366	266,698,955
Less:
Non-accretable difference	32,017,475	5,388,181	37,405,656
Allowance for covered loan losses	-	8,126,364	8,126,364
Accretable discount	13,224,954	3,862,905	17,087,859
Discount on acquired performing loans	-	420,734	420,734
Unamortized loan origination fees, net	-	31,749	31,749
Total loans covered, net	$81,660,160	$121,966,433	$203,626,593

	September 30, 2011
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$8,662,904	$11,261,058	$19,923,962
Commercial real estate	142,358,465	120,903,232	263,261,697
Commercial	10,263,020	22,478,750	32,741,770
Real estate construction	8,059,927	778,764	8,838,691
Consumer and other	866,166	7,715,276	8,581,442
Loans receivable, gross	170,210,482	163,137,080	333,347,562
Less:
Non-accretable difference	61,346,002	7,799,285	69,145,287
Allowance for covered loan losses	—	6,892,425	6,892,425
Accretable discount	16,893,100	4,705,432	21,598,532
Discount on acquired performing loans	—	622,258	622,258
Unamortized loan origination fees, net	—	39,475	39,475
Total loans covered, net	$91,971,380	$143,078,205	$235,049,585

The following table documents changes in the accretable discount on acquired loans during the six months ended March 31, 2012 and the year ended September 30, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2010	$10,166,664	$8,476,672	$18,643,336
Accretable yield acquired	11,203,405	—	11,203,405
Loan accretion	(4,476,969)	(3,771,240)	(8,248,209)

Balance, September 30, 2011	16,893,100	4,705,432	21,598,532
Loan accretion	(3,668,146)	(842,527)	(4,510,673)

Balance, March 31, 2012	$13,224,954	$3,862,905	$17,087,859

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Balance, beginning of period	$5,871,557	$9,695,461	$6,892,425	$15,553,536
Loans charged off (net)	(1,116,039)	(3,635,994)	(5,136,906)	(9,494,069)
Provision for loan losses charged to FDIC receivable	3,080,846	1,600,000	5,480,845	1,600,000
Provision for loan losses charged to operations	290,000	400,000	890,000	400,000
Balance, end of period	$8,126,364	$8,059,467	$8,126,364	$8,059,467

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the six months ended March 31, 2012 and the year ended September 30, 2011:

	Six Months	Year Ended
	March 31,	September 30,
	2012	2011

Balance, beginning of period	$96,777,791	$89,824,798
Fair value of FDIC receivable for loss sharing agreements at acquisition	-	51,555,999
Receipt of payments from FDIC	(38,174,977)	(53,615,832)
Accretion of fair value adjustment	1,025,422	1,035,125
Recovery of previous loss reimbursements	(1,333,934)	(3,617,003)
Provisions for estimated losses on covered assets	11,420,845	4,800,000
External expenses qualifying under loss sharing agreements	3,239,442	6,794,704

Balance, end of period	$72,954,589	$96,777,791

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 38.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement.  At March 31, 2012, the Company had $15.3 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

The Company’s commercial business loans are generally limited to terms of five years or less. Management typically collateralizes these loans with a lien on commercial real estate or, rarely, with a lien on business assets and equipment. Management also generally requires the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by Management compared to residential mortgage or commercial real estate lending.

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	March 31, 2012	September 30, 2011
1-4 family residential real estate	$3,197,748	$5,793,073
Commercial real estate	3,112,519	5,339,730
Commercial	199,791	438,161
Real estate construction	—	26,291
Consumer and other	69,332	96,954
Total	$6,579,390	$11,694,209

An age analysis of past due loans not covered by loss sharing, segregated by class of loans were as follows:

March 31, 2012

		Greater than 90 Days				Loans > 90
	30-89 Days		Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$1,858,746	$1,196,943	$3,055,689	$101,387,015	$104,442,704	$235,131
Commercial real estate	1,368,399	1,096,793	2,465,192	260,816,750	263,281,942	23,059
Commercial	132,025	-	132,025	16,134,120	16,266,145	-
Real estate construction	-	-	-	41,653,834	41,653,834	-
Consumer and other	306,120	18,771	324,891	19,119,716	19,444,607	18,771
	$3,665,290	$2,312,507	$5,977,797	$439,111,435	$445,089,232	$276,961

September 30, 2011

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$1,261,293	$2,434,213	$3,695,506	$95,149,322	$98,844,828	$-
Commercial real estate	3,073,129	1,671,035	4,744,164	247,293,038	252,037,202	-
Commercial	315,882	160,558	476,440	17,136,221	17,612,661	-
Real estate construction	-	26,291	26,291	41,700,229	41,726,520	-
Consumer and other	197,125	-	197,125	19,940,750	20,137,875	-
	$4,847,429	$4,292,097	$9,139,526	$421,219,560	$430,359,086	$-

An age analysis of past due loans covered by loss sharing, segregated by class of loans were as follows:

March 31, 2012

		Greater than 90 Days Past Due				Loans > 90
	30-89 Days Past Due		Total Past Due		Total Loans [1]	Days
				Current		Accruing [2]
1-4 family residential real estate	$438,277	$1,364,089	$1,802,366	$12,517,193	$14,319,559	$1,364,089
Commercial real estate	18,744,740	27,960,652	46,705,392	125,231,875	171,937,267	27,960,652
Commercial	1,662,354	4,461,859	6,124,213	18,082,583	24,206,796	4,461,859
Real estate construction	-	3,719,928	3,719,928	1,363,435	5,083,363	3,719,928
Consumer and other	172,339	80,448	252,787	5,367,163	5,619,950	80,448
	$21,017,710	$37,586,976	$58,604,686	$162,562,249	$221,166,935	$37,586,976

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $17,508,593 of accretable discounts.

[2]	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2011

		Greater than 90 Days Past Due				Loans > 90
	30-89 Days Past Due		Total Past Due		Total Loans [1]	Days and
				Current		Accruing [2]
1-4 family residential real estate	$1,263,640	$1,852,536	$3,116,176	$13,377,864	$16,494,040	$1,852,536
Commercial real estate	6,890,156	19,890,694	26,780,850	175,314,919	202,095,769	19,890,694
Commercial	1,840,322	4,854,955	6,695,277	18,340,062	25,035,339	4,854,955
Real estate construction	-	3,617,000	3,617,000	2,251,184	5,868,184	3,617,000
Consumer and other	233,527	142,184	375,711	7,440,807	7,816,518	142,184
	$10,227,645	$30,357,369	$40,585,014	$216,724,836	$257,309,850	$30,357,369

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $22,220,790 of accretable discounts.

[2]	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

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

 Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

March 31, 2012

				Three Months Ended March 31, 2012		Six Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$3,197,748	$3,197,748	$-	$3,214,655	$-	$3,240,128	$-
Commercial real estate	3,492,519	5,202,614	-	3,083,562	8,298	3,656,034	22,910
Commercial	2,910,705	2,910,705	-	3,228,545	37,689	3,214,747	75,793
Real estate construction	-	-	-	-	-	-	-
Subtotal:	9,600,972	11,311,067	-	9,526,762	45,987	10,110,909	98,703
With an allowance recorded:
1-4 family residential real estate	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	3,361,104	3,361,104	417,834	3,361,104	46,729	3,361,104	93,971
Commercial	-	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-	-
Subtotal:	3,361,104	3,361,104	417,834	3,361,104	46,729	3,361,104	93,971
Totals:
1-4 family residential real estate	$3,197,748	$3,197,748	$-	$3,214,655	$-	$3,240,128	$-
Commercial real estate	6,853,623	8,563,718	417,834	6,444,666	55,027	7,017,138	116,881
Commercial	2,910,705	2,910,705	-	3,228,545	37,689	3,214,747	75,793
Real estate construction	-	-	-	-	-	-	-
Grand Total:	$12,962,076	$14,672,171	$417,834	$12,887,866	$92,716	$13,472,013	$192,674

September 30, 2011

				Year Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$4,402,390	$107,550
Commercial real estate	3,419,250	3,419,250	-	3,895,070	37,634
Commercial	438,161	438,161	-	363,487	4,202
Real estate construction	26,291	26,291	-	139,891	-
Subtotal:	9,676,775	9,676,775	-	8,800,838	149,386
With an allowance recorded:
1-4 family residential real estate	$-	$-	$-	$1,211,961	$-
Commercial real estate	2,881,355	2,881,355	1,162,795	2,713,337	63,857
Commercial	64,568	64,568	66,818	73,194	-
Real estate construction	-	-	-	6,063	-
Subtotal:	2,945,923	2,945,923	1,229,613	4,004,555	63,857
Totals:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$5,614,351	$107,550
Commercial real estate	6,300,605	6,300,605	1,162,795	6,608,407	101,491
Commercial	502,729	502,729	66,818	436,681	4,202
Real estate construction	26,291	26,291	-	145,954	-
Grand Total:	$12,622,698	$12,622,698	$1,229,613	$12,805,393	$213,243

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

 March 31, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$95,427,306	$223,505,277	$12,715,205	$35,672,404	$18,561,839	$385,882,031
Special Mention (5)	4,233,602	21,019,113	360,187	5,981,430	729,411	32,323,743
Substandard (6)	4,781,796	18,619,001	3,190,753	-	134,855	26,726,405
Doubtful (7)	-	138,551	-	-	18,502	157,053
Loss (8)	-	-	-	-	-	-
Total not covered loans	$104,442,704	$263,281,942	$16,266,145	$41,653,834	$19,444,607	$445,089,232

September 30, 2011

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$89,121,799	$210,707,732	$13,629,735	$33,824,113	$19,539,636	$366,823,015
Special Mention (5)	3,486,324	25,456,968	448,711	6,230,194	381,414	36,003,611
Substandard (6)	6,236,705	15,756,651	3,373,657	1,672,213	212,093	27,251,319
Doubtful (7)	-	115,851	160,558	-	4,732	281,141
Loss (8)	-	-	-	-	-	-
Total not covered loans	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875	$430,359,086

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

March 31, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$7,431,232	$70,375,454	$8,640,221	$1,363,435	$4,720,422	$92,530,764
Numerical risk rating (5)	2,622,634	33,125,467	5,911,357	-	225,213	41,884,671
Numerical risk rating (6)	3,650,711	61,642,726	7,560,695	3,719,928	667,352	77,241,412
Numerical risk rating (7)	614,982	6,793,620	2,094,523	-	6,963	9,510,088
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans [1]	$14,319,559	$171,937,267	$24,206,796	$5,083,363	$5,619,950	$221,166,935

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses.

 September 30, 2011

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$10,693,680	$103,968,632	$12,378,784	$2,251,184	$6,563,123	$135,855,403
Numerical risk rating (5)	1,266,882	25,350,072	1,773,795	-	292,054	28,682,803
Numerical risk rating (6)	4,018,325	63,319,301	5,879,654	3,617,000	913,673	77,747,953
Numerical risk rating (7)	515,153	9,457,764	5,003,106	-	47,668	15,023,691
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans [1]	$16,494,040	$202,095,769	$25,035,339	$5,868,184	$7,816,518	$257,309,850

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses.

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

The allowances for loans rated satisfactory are further subdivided into various types of loans as defined by loan type. Management has developed specific quantitative allowance factors to apply to each individual component of the allowance and considers loan charge-off experience over the most recent two years. These quantitative allowance factors are based upon economic, market, and industry conditions that are specific to the Company’s local markets. These quantitative allowance factors consider, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the quantitative allowance factors are included in the various individual components of the allowance for loan losses. In addition, some qualitative allowance factors are used that are subjective in nature and require considerable judgment on the part of management. However, it is management’s opinion that these items do represent uncertainties in the Company’s business environment that must be factored into its analysis of the allowance for loan losses.

The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified. An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates. In times of greater economic downturn and uncertainty, the higher end of this range is provided.

Through the FDIC-assisted acquisition of the assets of NCB, management established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $7.6 million and $6.9 million at March 31, 2012 and September 30, 2011, respectively. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the quarter ended March 31, 2012 the Company increased allowance for covered loan losses relating to NCB acquired loans by $2.9 million and recorded $190,000 as a charge to earnings with $2.7 million as an increase to the FDIC receivable.  During the quarter ended December 31, 2011 the Company increased allowance for covered loan losses relating to NCB acquired loans by $3.0 million and recorded $600,000 as a charge to earnings with $2.4 million as an increase to the FDIC receivable.  This increase in the allowance for loan losses was related to revising the expected cash flows for covered NCB loans secured by subdivision lots and acreage in south metropolitan Atlanta.  The liquidation values of collateral in future cash flow expectations were lowered because recent sales of lots and acreage have experienced deeper discounts compared to current appraised values.  The remaining carrying value of NCB loans secured by lots and acreage is $5.3 million at March 31, 2012.

The Company maintained its allowance for loan losses for the three and six months ended March 31, 2012 and 2011 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following tables detail the allowance for loan losses on loans not covered by loss sharing by portfolio segment.  Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Three months ended March 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$579,755	$6,359,275	$573,046	$589,409	$63,399	$654,992	$8,819,876
Charge-offs	(397,259)	49,244	(247,521)	-	(129)	-	(595,665)
Recoveries	-	-	301	-	811	-	1,112
Provision	398,703	(483,469)	118,937	(86,875)	23,222	329,482	300,000
Balance at end of period	$581,199	$5,925,050	$444,763	$502,534	$87,303	$984,474	$8,525,323

	Six months ended March 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(558,817)	(1,737,353)	(329,092)	-	(61,720)	-	(2,686,982)
Recoveries	3,914	359	34,982	-	3,213	-	42,468
Provision	502,736	1,689,734	(82,952)	(562,979)	97,383	156,078	1,800,000
Loans:	$581,197	$5,925,050	$444,768	$502,533	$87,152	$984,623	$8,525,323

Ending balance: individually evaluated for impairment	$-	$417,834	$-	$-	$-		$417,834

Loans:
Ending balance	$104,442,704	$263,281,942	$16,266,145	$41,653,834	$19,444,607		$445,089,232

Ending balance: individually evaluated for impairment	$3,197,748	$6,853,623	$2,910,705	$-	$-		$12,962,076

	Three months ended March 31, 2011
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$885,732	$6,440,170	$583,477	$1,432,789	$98,753	$584,989	$10,025,910
Charge-offs	(11,686)	(580,245)	(58,937)	(21,822)	(16,732)	-	(689,422)
Recoveries	48,402	-	-	159	9,126	-	57,687
Provision	(151,528)	(275,552)	53,757	341,158	629	331,536	300,000
Loans:	$770,920	$5,584,373	$578,297	$1,752,284	$91,776	$916,525	$9,694,175

	Six months ended March 31, 2011
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(165,351)	(957,063)	(58,937)	(21,822)	(107,343)	-	(1,310,516)
Recoveries	61,249	-	36,487	159	9,701	-	107,596
Provision	(148,056)	438,045	(22,732)	537,778	110,269	184,696	1,100,000
Loans:	$770,920	$5,584,373	$578,297	$1,752,284	$91,776	$916,525	$9,694,175

Ending balance: individually evaluated for impairment	$174,476	$944,029	$76,568	$10,000	$-		$1,205,073

Loans:
Ending balance	$104,080,480	$257,927,053	$19,358,904	$44,302,958	$20,272,364		$445,941,759

Ending balance: individually evaluated for impairment	$4,315,283	$6,289,336	$464,051	$511,452	$-		$11,580,122

The following tables detail the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment.

	Three months ended March 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Non-accretable differences [1]:
Balance at beginning of period	$3,033,327	$56,975,138	$7,569,168	$1,512,098	$553,341	$69,643,072
Charge-offs	(635,584)	(23,936,147)	(2,114,750)	(709,856)	(214,982)	(27,611,319)
Recoveries	900	54,213	74,082	-	226	129,421
Provision for loan losses charged to FDIC receivable	124,140	1,144,549	710,807	4,214	1,097,136	3,080,846
Provision for loan losses charged to operations	13,113	173,121	44,165	651	58,950	290,000
Balance at end of period	$2,535,896	$34,410,874	$6,283,472	$807,107	$1,494,671	$45,532,020

	Six months ended March 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Non-accretable differences [1]:
Balance at beginning of period	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,070,634)	(30,918,980)	(2,755,928)	(2,168,264)	(231,883)	(37,145,689)
Recoveries	2,540	160,438	104,361	-	1,813	269,152
Provision for loan losses charged to FDIC receivable	153,591	3,293,203	1,089,716	4,214	940,121	5,480,845
Provision for loan losses charged to operations	20,476	710,285	138,892	651	19,696	890,000
Balance at end of period	$2,535,896	$34,410,874	$6,283,472	$807,107	$1,494,671	$45,532,020

Covered loans:
Ending contractual balance	$16,683,228	$202,499,744	$34,510,895	$5,890,468	$7,114,620	$266,698,955

[1]	Amounts include the allowance for covered loan losses.

	Three months ended March 31, 2011
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Non-accretable differences [1]:
Balance at beginning of period	$1,797,449	$32,249,909	$21,679,909	$1,832,857	$1,605,077	$59,165,201
Charge-offs	(69,876)	(6,003,897)	(7,528,330)	(376,835)	(880,116)	(14,859,054)
Recoveries	2,040	76,747	284,827	-	38,130	401,744
Provision for loan losses charged to FDIC receivable	217,810	1,393,795	(792,486)	200,717	580,164	1,600,000
Provision for loan losses charged to operations	54,452	348,449	(198,121)	50,179	145,041	400,000
Balance at end of period	$2,001,875	$28,065,003	$13,445,799	$1,706,918	$1,488,296	$46,707,891

	Six months ended March 31, 2011
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Non-accretable differences [1]:
Balance at beginning of period	$1,856,851	$38,170,313	$24,257,466	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(188,686)	(12,209,908)	(11,646,678)	(1,115,195)	(908,150)	(26,068,617)
Recoveries	61,449	362,353	1,825,618	74,199	38,774	2,362,393
Provision for loan losses charged to FDIC receivable	217,809	1,393,796	(792,486)	200,717	580,164	1,600,000
Provision for loan losses charged to operations	54,452	348,449	(198,121)	50,179	145,041	400,000
Balance at end of period	$2,001,875	$28,065,003	$13,445,799	$1,706,918	$1,488,296	$46,707,891

Covered loans:
Ending contractual balance	$11,757,541	$122,747,825	$38,188,786	$3,570,612	$9,110,693	$185,375,457

[1]	Amounts include the allowance for covered loan losses.

For the six month period ended March 31, 2012, the following table presents a breakdown of loans with the types of concessions determined to be troubled debt restructurings (TDRs) during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2012			Six Months Ended March 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial Real Estate	8	$4,576,588	$4,511,749	-	$-	$-
Commercial	1	2,710,914	2,689,076	-	-	-
Total	9	$7,287,502	$7,200,825	-	$-	$-

Grand Total	9	$7,287,502	$7,200,825	-	$-	$-

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.  As of March 31, 2012, no concessions had been made to extend payment terms or modify the payment structure.

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

As of March 31, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Note 7: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Net income	$1,260,672	$251,750	$1,749,055	$527,292
Denominator:
Weighted average common shares outstanding	17,905,484	18,136,137	17,971,410	18,134,905
Common stock equivalents	32,083	51,077	32,083	51,077
Diluted shares	17,937,567	18,187,214	18,003,493	18,185,982
Net income per share:
Basic	$0.07	$0.01	$0.10	$0.03
Diluted	$0.07	$0.01	$0.10	$0.03

For the three and six months ended March 31, 2012 and 2011 there were no dilutive stock options.  For the three and six months ended March 31, 2012 and 2011 there were 32,083 and 51,077, respectively, shares of non-vested restricted stock.

Basic earnings per share for the three and six month periods ended March 31, 2012 and 2011 was computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and six month periods ended March 31, 2012 and 2011 was computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned

	Six Months Ended March 31, 2012	Year Ended September 30, 2011
Balance, beginning of period	$4,093,214	$9,641,425
Real estate acquired through foreclosure of loans receivable	1,153,348	3,760,607
Real estate sold	(1,263,093)	(8,203,154)
Write down of real estate owned	(447,581)	(774,616)
Gain (loss) on sale of real estate owned	43,725	(44,894)
Real estate transferred to fixed assets	—	(286,154)

Balance, end of period	$3,579,613	$4,093,214

Covered real estate owned

	Six Months Ended March 31, 2012	Year Ended September 30, 2011
Balance, beginning of period	$24,671,626	$29,626,581
Real estate acquired and subject to FDIC loss sharing agreement	—	10,559,932
Real estate acquired through foreclosure of loans receivable	8,312,024	11,070,057
Real estate sold	(5,961,642)	(26,584,944)
Provision for losses on other real estate owned recognized in noninterest expense	(510,000)	—
Increase of FDIC receivable for loss sharing agreements	(5,940,000)	—

Balance, end of period	$20,572,008	$24,671,626

Note 9: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized the grant of options exercisable for 707,943 shares of common stock under the plan.  At March 31, 2012, 73,628 shares had been issued upon the exercise of options granted under the plan, options exercisable for 566,275 shares of common stock were granted and outstanding, and options exercisable for 68,040 shares of common stock remained available for grants.

The fair value of the 13,000 and 4,000 options granted during the six months ended March 31, 2012 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

	13,000 Options	4,000 options
Risk- free interest rate	1.80%	1.80%
Dividend yield	2.00%	2.20%
Expected life at date of grant	120 Months	120 Months
Volatility	19.56%	19.56%
Weighted average grant-date fair value	$1.73	$1.38

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding- September 30, 2011	565,275	10.76	8
Options exercised	—	—	—
Options forfeited	(16,000)	10.75	7
Options granted	17,000	9.28	10

Options outstanding- March 31, 2012	566,275	10.72	7

Options exercisable – March 31, 2012	5,500	29.26	1

Stock option expense was $47,104 and $61,520 for the six months ended March 31, 2012 and 2011, respectively.  The following table summarizes information about the options outstanding at March 31, 2012:

Number outstanding at March 31, 2012	Remaining contractual life in years	Exercise price per share
5,500	1	29.26
338,775	7	11.00
150,000	8	10.20
55,000	9	9.00
13,000	10	9.15
4,000	10	9.72

566,275

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized.   As of March 31, 2012, 65,472 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 65,472 shares remaining in the trust, 32,083 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards-September 30, 2011	35,083	20.84
Granted	—	—
Vested	(3,000)	49.63
Cancelled or expired	—	—
Unvested restricted stock awards-March 31, 2012	32,083	18.14

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

 Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2012, commitments to extend credit and standby letters of credit totaled $46.8 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three and six months ended March 31, 2012, there were no transfers between levels.

At March 31, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$9,942,816	$—	$9,942,816	$—
U.S. government sponsored entities	18,294,724		18,294,724
Mortgage–backed securities:
FNMA certificates	79,542,805	—	79,542,805	—
GNMA certificates	5,543,585	—	5,543,585	—
FHLMC certificates	51,999,426	—	51,999,426	—
Collateralized mortgage obligations:
FNMA	11,054,588	—	11,054,588	—
GNMA	1,174,062	—	1,174,062	—
FHLMC	665,754	—	665,754	—
Private-label mortgage securities:
Investment grade	2,302,168	—	2,302,168
Split rating [1]	6,166,175	—	6,166,175	—
Non investment grade	5,987,025	—	5,987,025	—

Available for sale securities	$192,673,128	$—	$192,673,128	$—

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

	September 30, 2011
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$10,626,225	$—	$10,626,225	$—
U.S. government sponsored entities	17,509,876		17,509,876
Mortgage–backed securities:
FNMA certificates	63,607,945	—	63,607,945	—
GNMA certificates	6,087,729	—	6,087,729	—
FHLMC certificates	21,291,187	—	21,291,187	—
Collateralized mortgage obligations:
FNMA	17,133,577	—	17,133,577	—
GNMA	3,676,575	—	3,676,575	—
FHLMC	943,626	—	943,626	—
Private-label mortgage securities:
Investment grade	2,823,096	—	2,823,096
Split rating [1]	8,052,261	—	8,052,261	—
Non investment grade	6,984,477	—	6,984,477	—

Available for sale securities	$158,736,574	$—	$158,736,574	$—

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
March 31, 2012
Impaired loans:
Not covered under loss share	$2,943,270	$—	$—	$2,943,270
Other real estate owned:
Not covered under loss share	3,579,613	—	—	3,579,613
Covered under loss share	20,572,008	—	—	20,572,008
September 30, 2011
Impaired loans:
Not covered under loss share	1,716,310	—	—	1,716,310
Other real estate owned:
Not covered under loss share	4,093,214	—	—	4,093,214
Covered under loss share	24,671,626	—	—	24,671,626

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans. Thus, the fair value reflects the loan balance less the specifically allocated reserve.   Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral. Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations. Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measurements (in thousands)
	Fair value	Valuation Technique	Unobservable Input	Range

Impaired loans	$2,943	Property appraisals	Management discount for property type and recent market volatility	10% - 30% discount

REO	$24,152	Property appraisals	Management discount for property type and recent market volatility	10% - 30% discount

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2012 and September 30, 2011.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.  The estimated fair value at March 31, 2012 and September 30, 2011 has been affected by an estimate of liquidity risk of 5.5%.

LOANS HELD FOR SALE - Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics

CASH SURRENDER VALUE OF LIFE INSURANCE - The Company’s cash surrender value of bank owned life insurance approximates its fair value.

FDIC RECEIVABLE FOR LOSS SHARING AGREEMENTS – Fair value is estimated based on discounted future cash flows using current discount rates for instruments with similar risk and cash flow volatility.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2012 and at September 30, 2011, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of March 31, 2012 and September 30, 2011 are summarized below.

	March 31, 2012
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$56,067,681	$56,067,681	$56,067,681	$-	$-
Investments available for sale	192,673,128	192,673,128	-	192,673,128	-
FHLB Stock	9,255,500	9,255,500	9,255,500	-	-
Loans receivable, net	639,050,314	604,255,415	-	-	604,255,415
Loans held for sale	1,231,773	1,257,936	-	1,257,936	-
Cash surrender value of life insurance	33,306,797	33,306,797	-	33,306,797	-
FDIC receivable for loss sharing arrangements	72,954,589	72,749,133	-	-	72,749,133
Accrued interest and dividends receivable	3,900,017	3,900,017	-	3,900,017	-
Financial liabilities:
Deposits	$845,508,304	$851,194,254	$-	$851,194,254	$-
FHLB advances and other borrowings	80,000,000	89,279,883	-	89,279,883	-
Accrued interest payable	323,431	323,431	-	323,431	-

	September 30, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$149,761,646	$149,761,646
Investments available for sale	158,736,574	158,736,574
FHLB stock	10,590,900	10,590,900
Loans receivable, net	655,028,354	621,497,141
Loans held for sale	291,367	299,744
Cash surrender value of life insurance	32,774,523	32,774,523
FDIC Receivable for loss sharing agreements	96,777,791	97,106,804
Accrued interest and dividends receivable	3,690,433	3,690,433
Financial liabilities:
Deposits	$911,093,806	$919,678,187
FHLB advances and other borrowings	110,000,000	120,809,014
Accrued interest payable	705,924	705,924

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended March 31, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in loans.  We make loans secured by first mortgages on owner-occupied, one- to four-family residences, consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans. While our primary business is the origination of loans funded through retail deposits, we may also purchase whole loans and invest in certain investment securities and mortgage-backed securities, and use FHLB advances, repurchase agreements and other borrowings as additional funding sources.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-backed securities, investment securities and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are adjustable rate products that have a fixed rate for one month to five years with annual adjustments thereafter.

During the first six months of fiscal year 2012, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

           Net income was $1.7 million for the six months ended March 31, 2012 compared to $527,000 for the six months ended March 31, 2011, an increase of $1.2 million over the prior year period.  Net income was $1.3 million for the three months ended March 31, 2012 compared to $488,000 for the three months ended December 31, 2011, $229,000 for the three months ended September 30, 2011 and $252,000 for the three months ended March 31, 2011.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Assets and Liabilities. Total assets decreased $100.9 million, or 8.6%, to $1.07 billion at March 31, 2012 from $1.17 billion at September 30, 2011. There was a decrease in liabilities of $98.6 million due to a $65.6 million reduction in deposits, primarily due to an $89.2 million decrease in certificates of deposit, and a $30.0 million reduction in borrowings. The reduction in liabilities was largely offset by a $91.2 million decrease in cash and cash equivalents.

Loans. At March 31, 2012, total loans were $648.7 million, or 60.6% of total assets compared to $665.4 million or 56.8% of total assets at September 30, 2011. As indicated in the table below, over this six-month period our net loans covered by loss sharing were reduced by $31.4 million and at March 31, 2012, our covered loans totaled $203.6 million, or 31.4% of our total loan portfolio.  Our loans not covered by loss sharing declined from June 30, 2010 until September 30, 2011 and have grown for the past two quarters.

Non-covered and Covered Loans, net

	Non-covered	Covered	Total
	(Dollars in Thousands)
Loan Balances:
March 31, 2012	$435,424	$203,626	$639,050
December 31, 2011	432,108	218,623	650,731
September 30, 2011	419,979	235,049	655,028
June 30, 2011	434,309	120,140	554,449
March 31, 2011	435,276	124,583	559,859
December 31, 2010	447,621	136,400	584,021
September 30, 2010	451,231	148,139	599,370
June 30, 2010	463,720	201,678	665,398

Investment and Mortgage Securities Portfolio. At March 31, 2012, our investment and mortgage securities portfolio totaled $192.7 million, compared to $158.7 million at September 30, 2011.  See the Consolidated Financial Statements and Note 5: Securities Available for Sale for expanded disclosures and discussion.

Bank Owned Life Insurance. The total cash surrender value of the bank owned life insurance at March 31, 2012 was $33.3 million, an increase of $532,000 compared to the cash surrender value of $32.8 million at September 30, 2011.  Cash surrender value of $17.7 million  is in a Hybrid BOLI Threshold Segregated Account which is holding specific U.S. Government agency and U.S. Government sponsored enterprise (“GSE”) mortgage backed securities.  The remaining cash surrender value of $15.6 million is in general account BOLI policies held with four investment grade insurance companies.

Deposits. Total deposits decreased by $65.6 million, or 7.2%, to $845.5 million at March 31, 2012 from $911.1 million at September 30, 2011. As indicated below we reduced wholesale certificates of deposit by $6.8 million and retail certificates by $82.4 million for the same period.  Money market accounts increased by $7.4 million in spite of reduced rates that we are paying on our rewards checking account.  The Company’s funding strategy has focused on lower cost core deposit growth, reduction in certificate balances and less wholesale deposit funding.

Deposit Balances

	Deposit Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit
	(Dollars in Thousands)
March 31, 2012	$1,618	$285,858	$55,980	$128,996	$470,834	$353,723	$20,951
December 31, 2011	1,724	266,515	54,055	130,122	450,692	385,926	22,887
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	55,212
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443
June 30, 2010	1,553	190,325	18,613	99,464	308,402	402,218	100,438
March 31, 2010	1,396	180,508	29,725	109,595	319,828	417,961	168,791

Borrowings. Borrowings, consisting solely of Federal Home Loan Bank of Atlanta advances decreased to $80.0 million at March 31, 2012 from $110.0 million at September 30, 2011. In March 2012 we paid off $30 million of FHLB advances at their maturity .

Equity. At March 31, 2012, our total equity equaled $137.1 million (or $7.68 per share), a $2.3 million decrease from September 30, 2011. The decrease was primarily due to $3.1 million used in our stock buyback program.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General. The Company recognized net income of $1.3 million for the quarter ended March 31, 2012, compared to net income of $252,000 for the quarter ended March 31, 2011. The $1.0 million increase in net income between periods was a result of a $1.3 million increase in interest and dividend income, a $1.2 million decrease in interest expense and a $417,000 increase in noninterest income partially offset by an increase of $1.4 million in noninterest expense.

Interest and Dividend Income. Total interest and dividend income increased $1.3 million, or 11.8%, to $12.6 million for the three months ended March 31, 2012 from $11.3 million for the three months ended March 31, 2011. Interest on loans increased $1.4 million, or 13.8%, to $11.6 million as a result of a $72.7 million, or 12.5%, increase in the average balance of loans receivable to $653.3 million, and an increase in our yield on loans.  As indicated in the table below, the average yield on loans over the past year increased from 7.05% for the three months ended March 31, 2011 to 7.13% for the three months ended March 31, 2012.  The increased loan yield is attributable to acquired covered loans in the September 2011 FDIC-assisted acquisition of The First National Bank of Florida.

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Yield on Loans	7.13%	7.04%	6.46%	7.28%	7.05%
Yield on Mortgage Securities	2.24%	2.37%	2.96%	3.45%	3.03%
Yield on Assets	5.62%	5.37%	5.05%	5.68%	5.26%

Cost of Deposits	0.89%	1.05%	1.16%	1.26%	1.38%
Cost of CD's	1.44%	1.64%	1.69%	1.74%	1.78%
Cost of NOW Accounts	0.16%	0.17%	0.20%	0.28%	0.32%
Cost of Rewards Checking	0.67%	0.64%	0.88%	1.07%	1.63%
Cost of Savings	0.24%	0.43%	0.31%	0.10%	0.09%
Cost of MMDA	0.37%	0.47%	0.44%	0.45%	0.47%
Cost of Borrowings	4.28%	4.33%	4.32%	4.28%	4.51%
Cost of Liabilities	1.30%	1.44%	1.60%	1.70%	1.92%

Loan/Deposit Spread	6.24%	5.99%	5.30%	6.02%	5.67%
Mortgage Securities/Borrowings Spread	-2.04%	-1.96%	-1.36%	-0.83%	-1.48%
Asset/Liability Spread	4.32%	3.93%	3.45%	3.98%	3.34%

Interest and dividend income on mortgage-backed securities decreased $73,000, or 7.8%, to $872,000 for the three months ended March 31, 2012 from $945,000 for the three months ended March 31, 2011. The decrease reflected a 79 basis point decrease in the average yield on mortgage-backed securities in the generally lower market interest rate environment as higher yield securities are paying down and new purchases are at lower yields.

Interest Expense. Total interest expense decreased $1.2 million, or 28.9%, to $2.9 million for the three months ended March 31, 2012 from $4.0 million for the three months ended March 31, 2011. The decrease was primarily due to a $667,000, or 28.0%, decrease on deposit interest which decreased to $1.7 million from $2.4 million, and a $493,000 decrease in interest paid on borrowed funds. The decrease in interest on borrowed funds reflected a $38.1 million or 26.4% decrease in average borrowings to $106.4 million from $144.5 million.  The decrease in interest on deposits was due to a 49 basis point decrease in average cost due to a combination of overall lower rates paid and  a significant reduction in certificates which are higher cost.

Net Interest Income. Net interest income increased $2.5 million, or 34.1%, to $9.8 million for the three months ended March 31, 2012 from $7.3 million for the three months ended March 31, 2011.  The three month comparative periods reflected a $1.4 million increase in interest income on loans combined with a 62 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $44.0 million, or 5.3%, increase in the average balance of interest-bearing liabilities for the three-months ended March 31, 2012 compared to the three months ended March 31, 2011. Our net interest margin increased 95 basis points to 4.35% for the three months ended March 31, 2012 from 3.40% for the 2011 period, while our net interest rate spread increased 98 basis points to 4.32% from 3.34%. Lower deposit costs and higher accretion of purchase discounts from the First National Bank of Florida (“FNB”) acquisition contributed to the improved net interest margin and net interest rate spread. Lower balances of low yield interest bearing deposits in other financial institutions improved the yield on assets. As indicated in the table below, our percentage of average interest-earning assets to average interest-bearing liabilities decreased slightly from 102.77% in the second quarter of 2011 to 102.26% in the second quarter of 2012.

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$53,658	$26	0.19%	$115,297	$64	0.22%
FHLB common stock	9,256	31	1.34	13,542	27	0.80
Mortgage-backed securities and collateralized mortgage obligations available for sale	155,602	872	2.24	124,761	945	3.03
Other investment securities available for sale	28,448	69	0.97	25,402	47	0.74
Loans receivable (1) (2)	653,340	11,644	7.13	580,622	10,229	7.05
Total interest-earning assets	900,304	12,642	5.62	859,624	11,312	5.26
Total noninterest-earning assets	189,690	-		180,321	-
Total assets	$1,089,994	12,642		$1,039,945	11,312

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$143,967	$58	0.16	$85,485	$69	0.32
Rewards checking	57,611	97	0.67	69,581	284	1.63
Savings accounts	54,898	33	0.24	18,012	4	0.09
Money market deposit accounts	125,204	115	0.37	88,716	105	0.47
Certificate of deposit accounts	392,337	1,410	1.44	430,140	1,917	1.78
Total interest-bearing deposits	774,017	1,713	0.89	691,934	2,379	1.38
Borrowed funds	106,429	1,138	4.28	144,522	1,631	4.51
Total interest-bearing liabilities	880,446	2,851	1.30	836,456	4,010	1.92
Noninterest-bearing deposits	63,197			52,783
Other noninterest-bearing liabilities	9,139	-		14,718	-
Total noninterest-bearing liabilities	72,336			67,501
Total liabilities	952,782	-		903,957	-
Total stockholder's equity	137,212			135,988
Total liabilities and stockholder's equity	$1,089,994	2,851		$1,039,945	4,010
Net interest income		$9,791			$7,302
Net interest earning assets (5)		$19,858			$23,168
Net interest rate spread (3)			4.32%			3.34%
Net interest margin (4)			4.35%			3.40%
Ratio of average interest-earning assets to average interest-bearing liabilities						102.77%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

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

	For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 Increase/(Decrease)
	(In Thousands) Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-bearing deposits in other financial institutions	$(34)	$(8)	$4	$(38)
FHLB common stock and other equity securities	(9)	18	(5)	4
Mortgage-backed securities and collateralized mortgage obligations available for sale	234	(246)	(61)	(73)
Other investment securities available for sale	5	15	2	22
Loans receivable	977	399	39	1,415
Total interest-earnings assets	$1,173	$178	$(21)	$1,330

Interest Expense
NOW accounts	$106	$(235)	$(70)	$(199)
Savings accounts	8	7	14	29
Money market deposit accounts	43	(24)	(9)	10
Certificate of deposit accounts	(168)	(371)	32	(507)
Total interest-bearing deposits	(11)	(623)	(33)	(667)
Borrowed funds	(430)	(86)	24	(492)
Total Interest-Bearing Liabilities	$(441)	$(709)	$(9)	$(1,159)

Net Change in net interest income	$1,614	$887	$(12)	$2,489

Provision for Non-Covered Loan Losses. The provision for loan losses for the three months ended March 31, 2012 was $300,000 for non-covered loans compared to $300,000 for the three months ended March 31, 2011. Net charge-offs on non-covered loans decreased to $595,000 for the three months ended March 31, 2012, from $632,000 for the three months ended March 31, 2011. The allowance for loan losses for non-covered loans was $8.5 million, or 1.92% of total non-covered loans receivable at March 31, 2012 compared to $9.4 million, or 2.19% of total non-covered loans receivable at September 30, 2011.  The allowance for loan losses improved to 124.34% of noncovered, nonperforming loans from 80.12% at September 30, 2011, and 82.72% at March 31, 2011.

With the change in regulatory authorities dictated by Dodd-Frank, the Company aligned its accounting for the allowance for loan losses to preferences of the OCC, which resulted in increased charge-offs of certain specific amounts previously reflected in the allowance for loan losses. The Company believes that it has also responded to oral recommendations from its initial OCC field examination relating to asset quality and accounting for the allowance for loan losses.  A final report of examination is still pending.  There has been continued weakness in the real estate markets which continues to be closely monitored.

Provision for Covered Loan Losses. For the three months ended March 31, 2012 the provision was $290,000 for covered loans compared to $400,000 for the three months ended March 31, 2011.  The provision for the 2012 period included $290,000 for NCB where 80% of $309,720 of losses are to be reimbursed by the FDIC and $4,761,120 of losses with 95% reimbursement.  Future losses for both NCB and MCB will be reimbursed at 95% and FNB at 80%.  The FNB agreement provides that all losses are reimbursed at 80%.

Noninterest Income. Noninterest income increased $417,000, or 18.8%, to $2.6 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011. As indicated in the table below, deposit fees for the three months ended March 31, 2012 were up $258,000 compared to the three months ended March 31, 2011, primarily due to the fees on deposit accounts acquired in the FNB acquisition on September 9, 2011.  This acquisition has also resulted in the increase in accretion income relating to the FDIC receivable for the quarter ended March 31, 2012.  The quarter ended March 31, 2012 included a charge of $173,000 for other than temporary impairment of a non-agency collateralized mortgage security.

	For the Three Months Ended
	(Dollars in Thousands)
	March 31	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Deposit fees	$1,618	$1,724	$1,601	$1,448	$1,360
Gain on the sale of loans	161	185	150	127	117
Brokerage commissions	140	126	169	156	202
Bank owned life insurance	260	272	270	255	290
Gain on sale of investments, net	-	633	178	426	-
Impairment losses on securities recognized in earnings	(173)	(100)	(1,773)	(300)	(223)
FDIC receivable accretion	455	570	258	181	254
Loss on sale of other assets held for sale	-	-	-	(350)	-
Other income	171	406	111	156	215
Gain on FNB acquisition	-	-	1,095	-	-
Total Noninterest Income	$2,632	$3,816	$2,059	$2,099	$2,215

Noninterest Expense. Total noninterest expense increased $1.4 million, or 16.2%, to $10.0 million for the three months ended March 31, 2012 from $8.6 million for the three months ended March 31, 2011.  The increase was due primarily to increases of $913,000, or 24.6%, in salaries and employee benefits and $311,000, or 18.3%, in occupancy resulting from the Company’s FDIC-assisted acquisitions.  These increases were partially offset by a $138,000 decrease in the cost of REO.

	For the Three Months Ended
	(Dollars In Thousands)
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Compensation & employee benefits	$4,618	$4,688	$4,207	$3,923	$3,705
Occupancy	2,012	2,036	1,805	1,472	1,701
Legal & professional	447	497	803	408	469
Marketing	494	470	469	335	426
Furniture & equipment	259	205	191	185	196
Postage, office supplies, and printing	252	279	264	204	256
Deposit premium amortization expense	133	140	73	54	55
Other	818	865	636	627	658
Federal insurance premiums and other regulatory fees	365	344	241	293	396
Net cost of operations of other real estate owned	627	740	(401)	117	765
Total Noninterest Expense	$10,025	$10,264	$8,288	$7,618	$8,627

Income Taxes. Income tax expense was $548,000 for the three months ended March 31, 2012 compared to an income tax benefit of $(62,000) for the three months ended March 31, 2011. Our effective tax rate was 30.29% for the three months ended March 31, 2012, compared to a tax benefit of (32.80%) for the three months ended March 31, 2011.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and March 31, 2011

General. The Company recognized net income of $1.7 million for the six months ended March 31, 2012, compared to net income of $527,000 million for the six months ended March 31, 2011. The $1.2 million increase in net income between periods was a result of a $2.6 million decrease in interest expense, a $1.4 million increase in interest and dividend income and a $1.3 million increase in noninterest income which was partially offset by a $2.3 million increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income increased $1.4 million, or 6.1%, to $25.1 million for the six months ended March 31, 2012 from $23.7 million for the six months ended March 31, 2011. Interest on loans increased $1.7 million, or 7.7%, to $23.2 million as a result of a $64.8 million, or 11.0%, increase in the average balance of loans receivable to $656.4 million. The increase in the average balance was primarily the result of the acquisition of loans in the FNB transaction. The average yield on loans over the past year decreased from 7.28% for the six months ended March 31, 2011 to 7.07% for the six months ended March 31, 2012 with the change in loan mix.  Interest and dividend income on mortgage-backed securities decreased $245,000, or 12.8%, to $1.7 million for the six months ended March 31, 2012 from $1.9 million for the six months ended March 31, 2011. The decrease reflected an $18.5 million, or 14.6%, increase in the average balance of securities to $145.3 million and a 72 basis point decrease in the average yield on securities in the generally lower market interest rate environment.

Interest Expense. Total interest expense decreased $2.6 million, or 30.0%, to $6.2 million for the six months ended March 31, 2012 from $8.8 million for the six months ended March 31, 2011.  Interest on deposits decreased to $3.9 million for the six months ended March 31, 2012 from $5.4 million for the six months ended March 31, 2011. The cost of deposits decreased from 1.49% for the six months ended March 31, 2011 to .97% for the six months ended March 31, 2012.  However, the decrease in costs was partially offset by an increase of $75.8 million in the average balance of deposits in the 2012 period.  Interest paid on borrowed funds decreased by $1.1 million, or 32.8%, to $2.3 million for the six months ended March 31, 2012 from $3.5 million for the six months ended March 31, 2011. The decrease reflected a $42.2 million, or 28.1%, decrease in average borrowings to $108.2 million from $150.4 million.

Net Interest Income. Net interest income increased $4.1 million, or 27.5%, to $19.0 million for the six months ended March 31, 2012, from $14.9 million for the six months ended March 31, 2011. The increase primarily reflected the $2.6 million, or 30.0%, decrease in interest expense on deposits and borrowings which reflected a 66 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $33.6 million, or 3.9%, increase in the average balance of interest-bearing liabilities for the six-months ended March 31, 2012 compared to the six months ended March 31, 2011. Our net interest margin increased 75 basis points to 4.14% for the 2012 period from 3.39% for the 2011 period, while our net interest rate spread increased 74 basis points to 4.11% from 3.37%. Lower deposit costs and accretion of purchase discounts from the FNB acquisition contributed to the improved net interest margin and net interest rate spread. As indicated in the table below our percentage of interest-earning assets to average interest-bearing liabilities increased from 101.14% for the six months ended March 2011 to 101.68% for the six months ended March 2012.

	For the Six Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$78,212	$94	0.24%	$130,438	$149	0.23%
FHLB common stock	9,598	54	1.13	13,673	42	0.61
Mortgage-backed securities and collateralized mortgage obligations available for sale	145,251	1,672	2.30	126,761	1,917	3.02
Other investment securities available for sale	27,451	129	0.94	15,621	57	0.73
Loan receivable (1) (2)	656,423	23,193	7.07	591,604	21,532	7.28
Total interest-earning assets	916,935	25,142	5.48	878,097	23,697	5.40
Total noninterest-earning assets	194,823	-		193,202	-
Total assets	$1,111,758	25,142		$1,071,299	23,697

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$141,919	$119	0.17	$83,325	$143	0.34
Rewards checking	58,729	193	0.66	69,791	695	1.99
Savings accounts	54,701	91	0.33	17,692	11	0.12
Money market deposit accounts	123,651	258	0.42	89,639	220	0.49
Certificate of deposit accounts	414,580	3,194	1.54	457,294	4,296	1.88
Total interest-bearing deposits	793,580	3,855	0.97	717,741	5,365	1.49
Borrowed funds	108,235	2,329	4.30	150,445	3,463	4.60
Total interest-bearing liabilities	901,815	6,184	1.37	868,186	8,828	2.03
Noninterest-bearing deposits	61,155			51,746
Other noninterest-bearing liabilities	10,752	-		15,320	-
Total noninterest-bearing liabilities	71,907	-		67,066	-
Total liabilities	973,722	6,184		935,252	8,828
Total stockholders' equity	138,036	-		136,047	-
Total liabilities and stockholders' equity	$1,111,758	6,184		$1,071,299	8,828
Net interest income		$18,958			$14,869
Net interest earning assets (5)		$15,120			$9,911
Net interest rate spread (3)			4.11%			3.37%
Net interest margin (4)			4.14%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.68%			101.14%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

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

	For the Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011 Increase/(Decrease)
	(In Thousands) Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-bearing deposits in other financial institutions	$(60)	$8	$(3)	$(55)
FHLB common stock and other equity securities	(13)	35	(10)	12
Mortgage-backed securities and collateralized mortgage obligations available for sale	280	(458)	(67)	(245)
Other investment securities available for sale	44	16	12	72
Loans receivable	2,359	(629)	(69)	1,661
Total interest-earnings assets	$2,610	$(1,028)	$(137)	$1,445

Interest Expense
NOW accounts	$260	$(601)	$(185)	$(526)
Savings accounts	23	18	39	80
Money market deposit accounts	83	(33)	(12)	38
Certificate of deposit accounts	(401)	(773)	72	(1,102)
Total interest-bearing deposits	(35)	(1,389)	(86)	(1,510)
Borrowed funds	(972)	(226)	64	(1,134)
Total Interest-Bearing Liabilities	$(1,007)	$(1,615)	$(22)	$(2,644)

Net Change in net interest income	$3,617	$587	$(115)	$4,089

Provision for Non-Covered Loan Losses. The provision for loan losses for the six months ended March 31, 2012 was $1.8 million for non-covered loans, compared to $1.1 million for non-covered loans for the six months ended March 31, 2011. Net charge-offs on non-covered loans increased to $2.6 million for the six months ended March 31, 2012, from $1.2 million for the six months ended March 31, 2011. The allowance for loan losses for non-covered loans was $8.5 million, or 1.92% of total non-covered loans receivable at March 31, 2012.

Provision for Covered Loan Losses For the six months ended March 31, 2012 the provision for covered loan losses was $890,000 compared to $400,000 for the six months ended March 31, 2011.  The provision for the 2012 period included $790,000 for NCB where 80% of $3,559,720 of losses are to be reimbursed by the FDIC and $4,761,120 of losses with 95% reimbursement.  If there are future losses due to declines in the market the losses for both NCB and MCB will be reimbursed at 95% and FNB at 80%.  The FNB agreement provides that all losses are reimbursed at 80%.

Noninterest Income. Noninterest income increased $1.3 million, or 25.8%, to $6.4 million for the six months ended March 31, 2012 from $5.1 million for the six months ended March 31, 2011.  The increase was primarily due to a $548,000 increase in fees on deposit accounts acquired in the FNB acquisition on September 9, 2011.  This acquisition has also resulted in the increase in accretion income relating to the FDIC receivable for the six months ended March 31, 2012.  In addition, net gain on the sales of investment securities increased to $633,000 for the six months ended March 31, 2012 compared to $171,000 in the 2011 period as lower interest rates led to maturity restructures.  The six month period ending March 31, 2012 included $273,000 in other than temporary impairment compared to $223,000 in the same period prior year.  The $273,000 reflected the CWALT investment being fully charged-off.

Noninterest Expense. Total noninterest expense increased $2.3 million, or 12.5%, to $20.3 million for the six months ended March 31, 2012, from $18.0 million for the six months ended March 31, 2011. The increase was primarily due to an increase of $1.7 million or 21.9%, in salaries and employee benefits and an increase of $804,000, or 24.8%, in occupancy resulting from the Company’s FDIC–assisted acquisitions.  These increases were partially offset by an $810,000 prepayment penalty assessed during the six months ended March 31, 2011 on a FHLB advance prepayment.

Income Taxes. Income tax expense of $678,000 for the six months ended March 31, 2012 compared to an income tax benefit of $(70,000) for the six months ended March 31, 2011. Our effective tax rate was 27.94% for the six months ended March 31, 2012, compared to a tax benefit of (15.33)% for the six months ended March 31, 2011.  Variances in pretax income drove the effective tax rate differences as income exempt from taxation, primarily income from bank owned life insurance, remained relatively constant while pretax income increased.

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

Nonperforming assets not covered by loss sharing decreased from $15.8 million at September 30, 2011 to $10.4 million at March 31, 2012. The reduction in nonperforming assets resulted from a combination of loans being resolved through foreclosure, charge-off, or  being returned to accrual status based on reduced risk of loss.

 Covered nonperforming assets decreased to $20.6 million from $24.7 million, at September 30, 2011. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount.  We have exceeded the threshold level that results in 95% loss sharing at NCB and MCB; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

As of March 31, 2012, our nonperforming covered and non-covered assets totaled $31.0 million and consisted of $6.6 million of nonaccrual loans, $277,000 of loans 90 days or more past due and still accruing and other real estate owned of $24.2 million.

	March 31, 2012		September 30, 2011
	Covered [1]	Non-covered	Covered [1]	Non-covered
Non-accrual loans:
1-4 family residential real estate	$—	$3,198	$—	$5,793
Commercial real estate	—	3,113	—	5,340
Commercial	—	200	—	438
Real estate construction	—	—	—	26
Consumer and other loans	—	69	—	97

Total non-accrual loans	$—	$6,580	$—	$11,694

Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	—	235	—	—
Commercial real estate	—	23	—	—
Commercial	—	—	—	—
Real estate construction	—	—	—	—
Consumer and other loans	—	19	—	—

Total loans delinquent 90 days or greater and still accruing	$—	$277	$—	$—

Total non-performing loans	$—	$6,857	$—	$11,694

Real estate owned:
1-4 family residential real estate	3,092	1,231	1,406	581
Commercial real estate	17,480	2,127	18,090	3,170
Commercial	—	—	3,102	—
Real estate construction	—	222	1,660	342
Consumer and other loans	—	—	414	—

Total real estate owned	$20,572	$3,580	$24,672	$4,093

Total non-performing assets	$20,572	$10,437	$24,672	$15,787

[1]	All covered loans are considered performing as accretion income is recorded on such loans.

	March 31,		September 30,
	2012		2011
	Covered	Non-covered	Covered	Non-covered
Ratios:
Non-performing loans as a percentage of total non-covered loans	N/M	1.54%	N/M	2.72%
Non-performing assets as a percentage of total non-covered assets	N/M	1.35%	N/M	1.99%

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

The Company maintained its allowance for loan losses for the six months ending March 31, 2012 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	Six months ended March 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(558,817)	(1,737,353)	(329,092)	-	(61,720)	-	(2,686,982)
Recoveries	3,914	359	34,982	-	3,213	-	42,468
Provision	502,736	1,689,734	(82,952)	(562,979)	97,383	156,078	1,800,000
Loans:	$581,197	$5,925,050	$444,768	$502,533	$87,152	$984,623	$8,525,323

Ending balance: individually evaluated for impairment	$-	$417,834	$-	$-	$-		$417,834

Loans:
Ending balance	$104,442,704	$263,281,942	$16,266,145	$41,653,834	$19,444,607		$445,089,232

Ending balance: individually evaluated for impairment	$3,197,748	$6,853,623	$2,910,705	$-	$-		$12,962,076

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

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for inclusion in nonperforming assets and, therefore, are excluded from nonperforming loans. Management, however, classifies potential problem loans as either special mention or substandard. Potential problem loans at March 31, 2012 aggregated $59.2 million with $32.3 million classified special mention and $26.8 million classified substandard compared to potential problem loans at September 30, 2011 which aggregated $63.3 million with $36.0 million classified special mention and $27.3 million classified substandard.

We have a $6.5 million loan relationship which is subject to an agreement with the borrower to liquidate collateral and reduce the balance of the borrowing and pay interest.  The loan relationship is collateralized by land in Georgia, Florida and Alabama. We believe we are adequately collateralized, even at weak current real estate values.   The present liquidity position of the borrower likely dictates the liquidation of collateral to service debt obligations.   If the relationship is placed on nonaccrual position in the third fiscal quarter, accrued interest of approximately $300,000 may be required to be reversed.

            The allowance for loan and lease losses represented 124.34% and 80.12% of non-performing loans and leases at March 31, 2012 and September 30, 2011, respectively. The allowance for loan losses as a percentage of non-covered loans, was 1.92% at March 31, 2012 and 2.19% at September 30, 2011. This reduction was due to the lower level of the allowance due to charge-offs. The reserve was not fully replenished due to the 124.34% coverage of nonperforming loans and other internal metrics which indicated replenishment was not appropriate. While improvement of the two-year historical loss factors in the allowance model indicated even lower levels of allowance, management increased qualitative allowance and unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis.  Management considered the allowance for loan losses on non-covered loans adequate at March 31, 2012 to absorb probable losses inherent in the loan portfolio.  However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Non-accretable Differences on Covered Loans.  Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, we established an allowance for loan losses for non-impaired covered loans for NCB, non-accretable discounts for the acquired impaired loans for NCB, MCB and FNB, and we also established non-accretable discounts for all other loans of MCB. Collectively, these non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.  The following table details the non-accretable discount on loans covered by loss sharing by portfolio segment as of and for the six months ended March 31, 2012.

	Six months ended March 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Non-accretable differences [1]:
Balance at beginning of period	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,070,634)	(30,918,980)	(2,755,928)	(2,168,264)	(231,883)	(37,145,689)
Recoveries	2,540	160,438	104,361	-	1,813	269,152
Provision for loan losses charged to FDIC receivable	153,591	3,293,203	1,089,716	4,214	940,121	5,480,845
Provision for loan losses charged to operations	20,476	710,285	138,892	651	19,696	890,000
Balance at end of period	$2,535,896	$34,410,874	$6,283,472	$807,107	$1,494,671	$45,532,020

Covered loans:
Ending contractual balance	$16,683,228	$202,499,744	$34,510,895	$5,890,468	$7,114,620	$266,698,955

[1]	Amounts include the allowance for covered loan losses.

The total non-accretable discount as a percentage of the ending contractual balance of acquired loans was 17.1% at March 31, 2012, compared to 23.71% at September 30, 2011.  This decrease during the six month period ended March 31, 2012 is related to increased charge-off activity on covered loans, primarily from FNB, with such losses subject to applicable loss sharing agreements with the FDIC. Management aggressively evaluated the covered assets and quickly determined appropriate charge-offs.  It is expected that the ratio of non-accretable discounts to contractual covered principal outstanding will trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC.  Management considered the non-accretable discounts on covered loans adequate at March 31, 2012 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At March 31, 2012 and September 30, 2011, we had access to immediately available funds of approximately $221.3 million and $272.1 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $58.6 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $192.7 million.  At March 31, 2012, we had $80.0 million in advances outstanding.  Based on available collateral other than cash, additional advances would be limited to $140.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2012, we had $4.9 million of new loan commitments outstanding, and $25.0 million of unfunded construction and development loans. In addition to commitments to fund loans, we had $21.9 million of unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2012 totaled $242.3 million, or 28.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended March 31, 2012, we originated $133.6 million of loans and purchased $96.2 million of securities and other investments.

Financing activities consist primarily of changes in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $95.6 million for the six months ended March 31, 2012, primarily from decreases in time deposits including time deposits acquired in the First National Bank of Florida acquisition.  We expected these decreases in deposits as we closed four First National Bank branch offices in the acquisition and have announced the closing of one Georgia branch office.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

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

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of Controller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

Capital Adequacy Ratios (For Bank only):	March 31, 2012	September 30, 2011	March 31, 2011
Tier 1 capital (to risk-weighted assets)	21.47%	23.10%	23.40%
Total capital (to risk-weighted assets)	21.62%	24.36%	24.66%
Tier 1 capital (to total assets)	11.93%	10.68%	12.49%

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

For the six months ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of March 31, 2012, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
	(Dollars in thousands)
+300	$127,838	$5,532	4.5%	12.0%	0.5%
+200	$127,179	$4,873	4.0%	12.0%	0.5%
+100	$126,188	$3,882	3.2%	11.9%	0.4%
0	$122,306	$—	—	11.5%	—
(100)	$121,624	$(682)	(0.6)%	11.4%	(0.1)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 4.0% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.6% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of March 31, 2012, we were in compliance with our Board approved policy limits.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Quarterly Reports on Form 10-Q.   The risks described in our Reports on Form 10-K and Form 10-Q and other filings are not only the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2012.

d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
October 2011	107,557	$9.25	107,557	227,764
November 2011	70,441	9.25	70,441	157,323
December 2011	58,300	9.25	58,300	99,023
January 2012	-	-	-	99,023
February 2012	-	-	-	99,023
March 2012	99,023	9.25	99,023	-
Total	335,321	$9.25	335,321

(1)
On September 27, 2011, the Company’s Board of Directors approved a 5% stock repurchase plan.  Repurchases will be made through open market purchases, block trades, unsolicited negotiated transactions, pursuant to a 10b5-1 trading plan or any manner that complies with the provisions of the Securities Exchange Act of 1934.  Repurchased shares will be held in treasury and will be available for general corporate purposes.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2012 and September 30, 2011, (ii) the Consolidated Statements of Income for six months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2012 and the year ended September 30, 2011, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: May 14, 2012	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer