Form 10-Q
period 2012-06-30
CHARTER FINANCIAL CORP/GA
filed 2012-08-13
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒ The number of shares of the registrant’s common stock outstanding as of August 13, 2012 was 18,337,040, including 11,457,924 shares (or 62.5%) held by First Charter, MHC, the registrant’s mutual holding company and an affiliate of the registrant.

CHARTER FINANCIAL CORPORATION

Part I. Financial Information

Item 1.  Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012	September 30, 2011

Assets
Cash and amounts due from depository institutions	$13,676,944	$8,868,824
Interest-bearing deposits in other financial institutions	62,810,598	139,981,062
Cash and cash equivalents	76,487,542	148,849,886

Loans held for sale, fair value of $1,556,978 and $299,744	1,533,413	291,367
Securities available for sale	199,139,523	158,736,574
Federal Home Loan Bank stock	6,159,500	10,590,900
Loans receivable:
Not covered under FDIC loss sharing agreements	439,943,462	430,359,086
Covered under FDIC loss sharing agreements, net	186,544,613	235,049,585
Unamortized loan origination fees, net (non-covered loans)	(1,105,594)	(1,010,480)
Allowance for loan losses (non-covered loans)	(8,545,540)	(9,369,837)
Loans receivable, net	616,836,941	655,028,354

Other real estate owned:
Not covered under FDIC loss sharing agreements	3,437,107	4,093,214
Covered under FDIC loss sharing agreements	20,927,641	24,671,626
Accrued interest and dividends receivable	3,689,921	3,690,433
Premises and equipment, net	23,353,735	21,765,298
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	1,411,837	1,827,462
Cash surrender value of bank owned life insurance	33,570,777	32,774,523
FDIC receivable for loss sharing agreements	50,638,675	96,777,791
Deferred income taxes	5,047,410	4,557,858
Other assets	2,876,830	3,729,682
Total assets	$1,049,436,134	$1,171,710,250

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$821,532,335	$911,093,806
FHLB advances and other borrowings	80,000,000	110,000,000
Other liabilities	8,336,017	11,200,744
Total liabilities	909,868,352	1,032,294,550
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at June 30, 2012 and September 30, 2011, respectively; 18,274,168 shares outstanding at June 30, 2012 and 18,603,889 shares outstanding at September 30, 2011	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,152,408	73,083,363
Treasury stock, at cost; 1,585,051 shares at June 30, 2012 and 1,255,330 shares at September 30, 2011	(39,069,114)	(36,127,940)
Unearned compensation – ESOP	(3,571,121)	(3,729,390)
Retained earnings	109,818,195	107,962,533
Accumulated other comprehensive loss – net unrealized holding losses on securities available for sale, net of tax	(961,178)	(1,971,458)
Total stockholders’ equity	139,567,782	139,415,700
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,049,436,134	$1,171,710,250

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans receivable	$10,782,937	$10,244,668	$33,975,869	$31,776,177
Mortgage-backed securities and collateralized mortgage obligations	882,524	1,029,635	2,554,712	2,947,190
Federal Home Loan Bank Stock	34,749	27,047	88,564	68,713
Other investment securities available for sale	66,920	45,575	195,294	102,750
Interest-bearing deposits in other financial institutions	37,999	50,247	132,172	199,156
Total interest and dividend income	11,805,129	11,397,172	36,946,611	35,093,986
Interest expense:
Deposits	1,442,978	2,066,119	5,297,957	7,431,550
Borrowings	828,533	1,177,651	3,157,175	4,640,874
Total interest expense	2,271,511	3,243,770	8,455,132	12,072,424
Net interest income	9,533,618	8,153,402	28,491,479	23,021,562
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	300,000	2,100,000	1,400,000
Provision for covered loan losses	75,000	-	965,000	400,000
Net interest income after provision for loan losses	9,158,618	7,853,402	25,426,479	21,221,562
Noninterest income:
Service charges on deposit accounts	1,713,046	1,448,212	5,054,942	4,241,780
Gain on securities available for sale	360	425,532	632,953	596,377
Total impairment losses on securities	-	(1,119,913)	(273,259)	(1,671,270)
Portion of losses recognized in other comprehensive income	-	819,913	-	1,148,270
Net impairment losses recognized in earnings	-	(300,000)	(273,259)	(523,000)
Bank owned life insurance	263,981	255,310	935,366	826,386
Gain on sale of loans and loan servicing release fees	261,479	126,591	608,192	505,931
Loan servicing fees	69,418	98,748	279,216	290,295
Brokerage commissions	222,002	155,979	487,988	525,054
FDIC receivable for loss sharing agreements accretion	250,691	180,904	1,276,114	777,562
Other	148,542	57,496	376,150	333,104
Total noninterest income	2,929,519	2,448,772	9,377,662	7,573,489
Noninterest expenses:
Salaries and employee benefits	5,270,062	3,922,733	14,575,886	11,555,529
Occupancy	1,896,536	1,472,005	5,944,422	4,715,627
FHLB advance prepayment penalty	-	-	-	809,558
Legal and professional	341,135	408,108	1,285,512	1,302,725
Marketing	526,925	335,072	1,491,142	1,150,630
Federal insurance premiums and other regulatory fees	389,738	293,414	1,098,704	1,011,916
Net cost of operations of real estate owned	730,730	117,114	2,097,455	1,742,181
Furniture and equipment	245,956	185,205	710,201	581,281
Postage, office supplies and printing	280,478	203,710	812,054	698,065
Core deposit intangible amortization expense	141,905	53,542	415,625	164,444
Other	1,682,852	977,185	3,364,037	2,271,790
Total noninterest expenses	11,506,317	7,968,088	31,795,038	26,003,746
Income before income taxes	581,820	2,334,086	3,009,103	2,791,305
Income tax (benefit) expense	(897,015)	785,245	(218,786)	715,172
Net income	$1,478,835	$1,548,841	$3,227,889	$2,076,133

Basic net income per share	$0.08	$0.09	$0.18	$0.11
Diluted net income per share	$0.08	$0.09	$0.18	$0.11
Weighted average number of common shares outstanding	17,853,432	18,152,156	17,932,227	18,140,655
Weighted average number of common and potential common shares outstanding	17,887,621	18,199,430	17,966,416	18,187,929

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$1,478,835	$1,548,841	$3,227,889	$2,076,133
Less reclassification adjustment for net gains realized in net income, net of taxes of $139, $164,255, $244,320 and $230,202, respectively	(221)	(261,277)	(388,633)	(366,176)
Net unrealized holding gains on investment and mortgage securities available for sale arising during the year, net of taxes of $(871,989), $(565,626), $(773,970) and $(679,096), respectively	1,387,050	899,726	1,231,133	1,080,220
Other-than-temporary impairment losses recognized in earnings, net of taxes of $0, $(115,800), $(105,478) and $(201,878), respectively	-	184,200	167,781	321,122
Comprehensive income	$2,865,664	$2,371,490	$4,238,170	$3,111,299

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at September 30, 2010	19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367
Net income	—	—	—	—	—	2,305,352	—	2,305,352
Change in unrealized loss on securities	—	—	—	—	—	—	1,526,425	1,526,425
Dividends paid, $0.20 per share	—	—	—	—	—	(1,940,899)	—	(1,940,899)
Allocation of ESOP common stock	—	—	—	—	151,600	—	—	151,600
Vesting of restricted shares	—	—	(94,944)	486,708	—	—	—	391,764
Stock based compensation expense	—	—	105,091	—	—	-	—	105,091
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Net income	—	—	—	—	—	3,227,889	—	3,227,889
Change in unrealized loss on securities	—	—	—	—	—	—	1,010,280	1,010,280
Dividends paid, $0.10 per share	—	—	—	—	—	(1,372,227)	—	(1,372,227)
Allocation of ESOP common stock	—	—	—	—	158,269	—	—	158,269
Vesting of restricted shares	—	—	(1,445)	176,840	—	—	—	175,395
Stock based compensation expense	—	—	70,490	—	—	—	—	70,490
Repurchase of Shares	—	—	—	(3,118,014)	—	—	—	(3,118,014)
Balance at June 30, 2012	19,859,219	$198,592	$73,152,408	$(39,069,114)	$(3,571,121)	$109,818,195	$(961,178)	$139,567,782

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$3,227,889	$2,076,133
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	2,100,000	1,400,000
Provision for covered loan losses	965,000	400,000
Depreciation and amortization	1,368,799	980,490
Deferred income tax expense (benefit)	(1,010,000)	(1,717,737)
Accretion and amortization of premiums and discounts, net	2,201,088	1,426,593
Accretion of fair value discounts related to covered loans	(6,714,011)	(6,656,094)
Accretion of fair value discounts related to FDIC receivable	(1,276,114)	(777,562)
Write down of asset held for sale	442,000	-
Gain on sale of loans and loan servicing release fees	(608,192)	(505,931)
Proceeds from sale of loans	24,481,797	17,825,404
Originations and purchases of loans held for sale	(25,115,651)	(15,967,284)
Gain on sale of securities	(632,953)	(596,377)
Other-than-temporary impairment-securities	273,259	523,000
Write down of real estate owned	1,416,126	579,618
Loss on sale of real estate owned	12,923	470
Recovery payable to FDIC on other real estate owned gains	-	(617,730)
Restricted stock award expense	89,093	173,062
Stock option expense	70,490	81,939
Increase in cash surrender value on bank owned life insurance	(935,366)	(826,386)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	512	25,417
Decrease (increase) in other assets	549,965	(359,268)
Decrease in other liabilities	(2,620,156)	(2,358,851)
Net cash used in operating activities	(1,713,502)	(4,891,094)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	28,810,067	21,784,842
Principal collections on securities available for sale	43,687,949	37,973,575
Purchase of securities available for sale	(118,435,981)	(93,500,592)
Proceeds from calls of securities available for sale	5,224,350	2,495,600
Proceeds from redemption of FHLB stock	4,431,400	2,928,900
Net decrease in loans receivable	17,146,786	34,882,538
Net decrease in FDIC receivable	62,386,076	29,390,710
Proceeds from sale of real estate owned	12,693,834	29,877,372
Purchases of premises and equipment	(2,541,611)	(15,018)
Net cash provided by investing activities	53,402,870	65,817,927

See accompanying notes to unaudited condensed consolidated financial statements.

 CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Dividends on restricted stock awards	-	(36,542)
Purchase of treasury stock	(3,118,014)	-
Dividends paid	(1,372,227)	(1,417,281)
Decrease in deposits	(89,561,471)	(127,316,303)
Principal payments on Federal Home Loan Bank advances	(30,000,000)	(102,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	-	(476,858)
Net cash used in financing activities	(124,051,712)	(231,246,984)
Net decrease in cash and cash equivalents	(72,362,344)	(170,320,151)
Cash and cash equivalents at beginning of period	148,849,886	235,638,582
Cash and cash equivalents at end of period	$76,487,542	$65,318,431
Supplemental disclosures of cash flow information:
Interest paid	$8,858,122	$10,589,854
Income taxes paid	$2,639,000	$1,025,641
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$18,912,791	$14,893,789
Write down of real estate owned reimbursed by the FDIC	$9,190,000	$-
Provision for covered loan losses reimbursed by the FDIC	$5,780,846	$-
Issuance of common stock under stock benefit plan	$158,269	$151,600
Unrealized gain on securities available for sale, net	$1,530,728	$1,035,166

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

In January 2007, Charter Financial repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer. Following the stock repurchase, Charter Financial delisted its common stock from the NASDAQ Global Market and deregistered its common stock with the Securities and Exchange Commission. Between January 2007 and September 2009 Charter Financial repurchased 1,186,858 additional shares of its common stock. In September 2010, through an incremental offering, the Company issued 4,400,000 shares with net proceeds of $26.6 million, and First Charter, MHC canceled 4,400,000 shares of Company stock that it held.  On September 27, 2011, Charter Financial announced a 5% stock repurchase plan with repurchased shares being held in treasury and available for general corporate purposes.  For the nine months ended June 30, 2012, 335,321 shares have been repurchased at a cost of $3,118,014.

As of June 30, 2012, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 62.5% of the Company’s 18,337,040 outstanding shares of common stock at that date. The remaining 6,879,116 shares of common stock, or approximately 37.5% of the outstanding shares of common stock, were held by the public.

The Company's ability to pay dividends and the amount of such dividends is affected by the election of First Charter, MHC to waive the receipt of dividends declared by Charter Financial.  First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends.   For the year ended September 30, 2011, First Charter, MHC waived $1.7 million of dividends with permission of the OTS.  The Dodd-Frank Act now requires federally chartered mutual holding companies to give the Federal Reserve Bank (FRB) notice before waiving the receipt of dividends.  In the past, the FRB generally has not allowed dividend waivers by mutual holding companies and, there can be no assurance that the FRB will approve dividend waivers by First Charter, MHC in the future, or what conditions the FRB may place on any dividend waivers.  The FRB granted permission to First Charter, MHC permission to waive the March 2012 quarter dividend.  During the nine months ended June 30, 2012, Charter Financial has paid its public shareholders $0.10 per common share.  First Charter, MHC has received a portion of its cash dividends while waiving $573 thousand of cash dividends during the nine months ended June 30, 2012.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of June 30, 2012 and September 30, 2011 (derived from audited financial statements), and for the three and nine-month periods ended June 30, 2012 and 2011. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and nine- month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

(i) –	Adjustment reflects fair value adjustments to record certain other liabilities in this transaction.
(j) –	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.

Note 5: Securities Available for Sale

Securities available for sale are summarized as follows:

	June 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$8,794,957	$23,563	$(3,231)	$8,815,289
U.S. government sponsored entities	17,846,965	132,779	—	17,979,744
Mortgage-backed securities:
FNMA certificates	91,261,030	1,251,869	—	92,512,899
GNMA certificates	4,870,426	381,727	—	5,252,153
FHLMC certificates	48,739,905	839,630	(43,639)	49,535,896
Collateralized mortgage obligations:
FNMA	9,078,957	371,845	—	9,450,802
GNMA	690,944	6,785	(590)	697,139
FHLMC	555,566	49,676	—	605,242
Private-label mortgage securities:
Investment grade	2,607,359	20,139	(515,402)	2,112,096
Split Rating [1]	7,210,164	—	(1,225,325)	5,984,839
Non investment grade	8,939,580	171,587	(2,917,743)	6,193,424
Total	$200,595,853	$3,249,600	$(4,705,930)	$199,139,523

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$10,618,273	$21,404	$(13,452)	$10,626,225
U.S. government sponsored entities	17,414,309	95,567	—	17,509,876
Mortgage-backed securities:
FNMA certificates	62,750,950	856,995	—	63,607,945
GNMA certificates	5,841,685	246,044	—	6,087,729
FHLMC certificates	20,634,103	657,084	—	21,291,187
Collateralized mortgage obligations:
FNMA	16,682,474	451,103	—	17,133,577
GNMA	3,648,357	29,348	(1,130)	3,676,575
FHLMC	870,973	72,653	—	943,626
Private-label mortgage securities:
Investment grade	3,212,607	35,163	(424,674)	2,823,096
Split Rating [1]	9,041,253	6,335	(995,327)	8,052,261
Non investment grade	11,008,649	—	(4,024,172)	6,984,477
Total	$161,723,633	$2,471,696	$(5,458,755)	$158,736,574

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized cost	Estimated fair value
Less than 1 year	$2,916,391	$2,937,652
1-5 years	17,095,716	17,210,113
Greater than 5 years	6,629,815	6,647,268
Mortgage-backed securities	173,953,931	172,344,490

	$200,595,853	$199,139,523

Proceeds from called or matured securities available for sale during the nine months ended June 30, 2012 and 2011 were $5,224,350 and $2,495,600, respectively. Proceeds from sales for the nine months ended June 30, 2012 and 2011 were $28,810,067 and $21,784,842, respectively.  Gross realized gains on the sale of these securities were $643,699 and $596,377 for the nine months ended June 30, 2012 and 2011, respectively.  Gross realized losses on the sale of these securities were $10,746 and $0 for the nine months ended June 30, 2012 and 2011, respectively.

Proceeds from called or matured securities available for sale during the three months ended June 30, 2012 and 2011 were $3,008,350 and $1,715,300, respectively. Proceeds from sales for the three months ended June 30, 2012 and 2011 were $1,396,591 and $11,907,616 respectively.  Gross realized gains on the sales of these securities were $8,908 and $425,532 for the three months ended June 30, 2012 and 2011, respectively.  Gross realized losses on the sale of these securities were $8,548 and $0 for the three months ended June 30, 2012 and 2011, respectively.

Securities available for sale with an aggregate carrying amount of $142,441,564 and $56,190,496 at June 30, 2012 and September 30, 2011, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012
	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates	$9,954,954	$(43,638)	$9,911,316
Collateralized mortgage obligations:
Private-label mortgage securities	1,692,462	(57,642)	1,634,820

	$11,647,416	$(101,280)	$11,546,136

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$1,339,585	$(13,452)	$1,326,133
Collateralized mortgage obligations:
Private-label mortgage securities	1,782,525	(110,599)	1,671,926
	$3,122,110	$(124,051)	$2,998,059

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$530,983	$(3,231)	$527,752
Collateralized mortgage obligations:
GNMA	186,293	(590)	185,703
Private-label mortgage securities	15,388,747	(4,600,829)	10,787,918

	$16,106,023	$(4,604,650)	$11,501,373

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
GNMA	$346,140	$(1,130)	$345,010
Private-label mortgage securities	18,833,695	(5,333,574)	13,500,121

	$19,179,835	$(5,334,704)	$13,845,131

At June 30, 2012 the Company had approximately $4.7 million in unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $17.1 million.  During the quarters ended March 31, 2012 and December 31, 2011 the Company recorded $173,259 and $100,000, respectively, in other than temporary impairment on one security with this security being written off during the quarter ending March 31, 2012 bringing the cumulative other than temporary impairment on three securities to $5.1 million at June 30, 2012.  The cumulative other than temporary impairment on the security written off in the quarter ended March 31, 2012 was $2.3 million.  Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other than temporary impairment.  The remaining decline in fair value of the mortgage securities resulted from illiquidity and other concerns in the market place.

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

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance of credit losses previously recognized in earnings	$5,096,175	$2,749,674	$4,822,916	$2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	-	-	-
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	-	300,000	273,259	523,000
Ending balance of cumulative credit losses recognized in earnings	$5,096,175	$3,049,674	$5,096,175	$3,049,674

The following table shows issuer-specific information, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of June 30, 2012.

Cusip	Description	Credit Rating			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch			(Dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AAA	AAA	$-	$419	$419	$427	$8
55265KL80	MASTR 2003-8 4A1	n/a	AAA	AAA	-	871	865	877	12
86359BVF5	SARM 2004-6 3A3	n/a	AAA	n/a	-	1,323	1,323	808	(515)
	Total				$-	$2,613	$2,607	$2,112	$(495)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	AA	$-	$1,541	$1,541	$1,484	$(57)
36242DXZ1	GSR 2005-2F 1A2	n/a	B	AA	-	151	151	151	-
576433QD1	MARM 2004-7 5A1	Ba3	BBB-	n/a	-	5,518	5,518	4,350	(1,168)
	Total				$-	$7,210	$7,210	$5,985	$(1,225)
Non Investment Grade
576433UQ7	MARM 2004-13 B1	NR	B-	n/a	$380	$6,141	$5,761	$3,355	$(2,406)
576433VN3	MARM 2004-15 4A1	B3	n/a	B	-	2,787	2,787	2,274	(512)
863579UR7	SARM 2005-15 2A2	NR	CC	n/a	2,436	2,828	392	564	172
	Total				$2,816	$11,756	$8,940	$6,193	$(2,746)

	Grand Total				$2,816	$21,579	$18,757	$14,290	$(4,466)

During the quarter ended June 30, 2012, one of the Bank’s private-label mortgage securities experienced a slight rating downgrade while two experienced a slight rating upgrade.  The MARM 2004-15 4A1 was downgraded by Moody’s from Ba3- to B3.  The downgraded instrument has a book value of $2.8 million.  This instrument continues to maintain a favorable credit support level and Bloomberg coverage ratio.  The credit support and Bloomberg coverage ratio for the MARM 2004-15 4A1 was reported at 13.64 and 3.4, respectively, for the quarter ended June 30, 2012.  The Bank is projecting no break in yield or other than temporary impairment on this instrument.

The CMLTI 2004-HYB1 A31 was upgraded by Moody’s from B3+ to B1 during the quarter.  This split rated bond maintains a book value of $1.5 million.  The credit support on the CMLTI 2004-HYB1 A31 is 17.68 which is an increase from the original structure of 4.3.  The Bloomberg coverage ratio was reported at 3.3.

The MARM 2004-7 5A1 was upgraded slightly during the quarter from Ba3- to Ba3.  This split rated bond maintains a book value of $5.5 million.  It also maintains a 12.09 credit support, a Bloomberg coverage ratio of 2.7 and shows no losses under shows no losses under the Bloomberg credit model.  This tranche has a total of 15 loans of which 13 or 85% are timely payers for the past 24 months.  One loan is a modification and the other is in bankruptcy.  The HALTV on the modified loan is 53% and the bankruptcy loan is reported at 45%.  The housing price index adjusted weighted average loan-to-value ratio on the entire loan pool is 54% with the highest HALTV reported at 70%.

The investment in the MARM 2004-13 B1 security represents the largest unrealized loss position in the investment portfolio at $2.4 million. Based on assessments of expected cash flows, it has been concluded that no additional other than temporary impairment exists on this security at June 30, 2012. This bond has previously taken a total of $380 thousand in OTTI.  The favorable cash flow profile is attributable to a number of pertinent factors, including the relatively low levels of delinquency and the stable levels of default, foreclosure, and severities upon foreclosure. The security has a housing price index adjusted weighted average loan-to-value ratio of 55% on the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning.  Furthermore, underlying mortgages have sustained a 24 month timely payer rate of at least 90%. The unrealized loss position is attributed to liquidity risk.

Note 6: Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2012	September 30, 2011
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$104,640,216	$98,844,828
Commercial real estate	255,170,238	252,037,202
Commercial	15,908,312	17,612,661
Real estate construction	45,704,031	41,726,520
Consumer and other	18,520,665	20,137,875
Loans receivable, net of undisbursed proceeds of loans in process	439,943,462	430,359,086
Less:
Unamortized loan origination fees, net	1,105,594	1,010,480
Allowance for loan losses	8,545,540	9,369,837

Total loans not covered, net	$430,292,328	$419,978,769

The carrying amount of covered loans at June 30, 2012 and September 30, 2011, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	June 30, 2012
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements
1-4 family residential real state	$5,911,461	$9,723,254	$15,634,715
Commercial real estate	82,441,098	92,247,947	174,689,045
Commercial	13,395,588	16,717,095	30,112,683
Real estate construction	5,200,793	559,675	5,760,468
Consumer and other	749,581	6,036,765	6,786,346
Loans receivable, gross	107,698,521	125,284,736	232,983,257
Less:
Non-accretable difference	19,343,824	5,248,473	24,592,297
Allowance for covered loan losses	-	6,307,379	6,307,379
Accretable discount	11,703,542	3,447,530	15,151,072
Discount on acquired performing loans	-	355,707	355,707
Unamortized loan origination fees, net	-	32,189	32,189
Total loans covered, net	$76,651,155	$109,893,458	$186,544,613

	September 30, 2011
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$8,662,904	$11,261,058	$19,923,962
Commercial real estate	142,358,465	120,903,232	263,261,697
Commercial	10,263,020	22,478,750	32,741,770
Real estate construction	8,059,927	778,764	8,838,691
Consumer and other	866,166	7,715,276	8,581,442
Loans receivable, gross	170,210,482	163,137,080	333,347,562
Less:
Non-accretable difference	61,346,002	7,799,285	69,145,287
Allowance for covered loan losses	—	6,892,425	6,892,425
Accretable discount	16,893,100	4,705,432	21,598,532
Discount on acquired performing loans	—	622,258	622,258
Unamortized loan origination fees, net	—	39,475	39,475

Total loans covered, net	$91,971,380	$143,078,205	$235,049,585

The following table documents changes in the accretable discount on acquired loans during the nine months ended June 30, 2012 and the year ended September 30, 2011:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2010	$10,166,664	$8,476,672	$18,643,336
Accretable yield acquired	11,203,405	—	11,203,405
Loan accretion	(4,476,969)	(3,771,240)	(8,248,209)

Balance, September 30, 2011	16,893,100	4,705,432	21,598,532
Loan accretion	(5,189,558)	(1,257,902)	(6,447,460)

Balance, June 30, 2012	$11,703,542	$3,447,530	$15,151,072

The following is a summary of transactions in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$8,126,364	$8,059,467	$6,892,425	$15,553,536
Loans charged off (net)	(2,193,985)	(1,055,432)	(7,330,892)	(10,549,501)
Provision for loan losses charged to FDIC receivable	300,000	-	5,780,846	1,600,000
Provision for loan losses charged to operations	75,000	-	965,000	400,000
Balance, end of period	$6,307,379	$7,004,035	$6,307,379	$7,004,035

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the nine months ended June 30, 2012 and the year ended September 30, 2011:

	Nine Months Ended June 30, 2012	Year Ended September 30, 2011

Balance, beginning of period	$96,777,791	$89,824,798
Fair value of FDIC receivable for loss sharing agreements at acquisition	-	51,555,999
Receipt of payments from FDIC	(63,452,602)	(53,615,832)
Accretion of fair value adjustment	1,276,114	1,035,125
Recovery of previous loss reimbursements	(3,254,696)	(3,617,003)
Provisions for estimated losses on covered assets	14,970,846	4,800,000
External expenses qualifying under loss sharing agreements	4,321,222	6,794,704

Balance, end of period	$50,638,675	$96,777,791

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012, approximately 38.0% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The Company originates consumer loans that consist of loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement.  At June 30, 2012, the Company had $14.3 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	June 30, 2012	September 30, 2011
1-4 family residential real estate	$2,603,761	$5,793,073
Commercial real estate	2,330,615	5,339,730
Commercial	201,358	438,161
Real estate construction	—	26,291
Consumer and other	46,263	96,954
Total	$5,181,997	$11,694,209

An age analysis of past due loans not covered by loss sharing, segregated by class of loans were as follows:

June 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$2,353,086	$1,095,227	$3,448,313	$101,191,903	$104,640,216	$705,670
Commercial real estate	2,737,072	293,897	3,030,969	252,139,269	255,170,238	25,440
Commercial	136,143	21,446	157,589	15,750,723	15,908,312	-
Real estate construction	-	-	-	45,704,031	45,704,031	-
Consumer and other	87,006	58,854	145,860	18,374,805	18,520,665	57,050
	$5,313,307	$1,469,424	$6,782,731	$433,160,731	$439,943,462	$788,160

September 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
1-4 family residential real estate	$1,261,293	$2,434,213	$3,695,506	$95,149,322	$98,844,828	$-
Commercial real estate	3,073,129	1,671,035	4,744,164	247,293,038	252,037,202	-
Commercial	315,882	160,558	476,440	17,136,221	17,612,661	-
Real estate construction	-	26,291	26,291	41,700,229	41,726,520	-
Consumer and other	197,125	-	197,125	19,940,750	20,137,875	-
	$4,847,429	$4,292,097	$9,139,526	$421,219,560	$430,359,086	$-

An age analysis of past due loans covered by loss sharing, segregated by class of loans were as follows:

June 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans [1]	Loans > 90 Days Accruing [2]
1-4 family residential real estate	$594,854	$655,586	$1,250,440	$12,394,283	$13,644,723	$655,586
Commercial real estate	8,481,897	25,458,872	33,940,769	121,237,309	155,178,078	25,458,872
Commercial	3,657,982	3,446,193	7,104,175	15,759,816	22,863,991	3,446,193
Real estate construction	-	3,719,928	3,719,928	1,233,955	4,953,883	3,719,928
Consumer and other	652,548	43,573	696,121	4,746,785	5,442,906	43,573
	$13,387,281	$33,324,152	$46,711,433	$155,372,148	$202,083,581	$33,324,152

[1] Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $15,506,779 of accretable discounts.
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

 Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

June 30, 2012

				Three Months Ended June 30, 2012		Nine Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,603,761	$2,603,761	$-	$2,630,055	$-	$2,668,791	$-
Commercial real estate	1,702,216	2,527,303	-	1,791,985	3,914	1,974,278	32,099
Commercial	201,358	201,358	-	203,214	-	204,744	2,979
Real estate construction	-	-	-	-	-	-	-
Subtotal:	4,507,335	5,332,422	-	4,625,254	3,914	4,847,813	35,078
With an allowance recorded:
1-4 family residential real estate	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	628,398	905,402	228,398	630,898	-	684,026	6,557
Commercial	-	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-	-
Subtotal:	628,398	905,402	228,398	630,898	-	684,026	6,557
Totals:
1-4 family residential real estate	$2,603,761	$2,603,761	$-	$2,630,055	$-	$2,668,791	$-
Commercial real estate	2,330,614	3,432,705	228,398	2,422,883	3,914	2,658,304	38,656
Commercial	201,358	201,358	-	203,214	-	204,744	2,979
Real estate construction	-	-	-	-	-	-	-
Grand Total:	$5,135,733	$6,237,824	$228,398	$5,256,152	$3,914	$5,531,839	$41,635

September 30, 2011
				Year Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$4,402,390	$107,550
Commercial real estate	3,419,250	3,419,250	-	3,895,070	37,634
Commercial	438,161	438,161	-	363,487	4,202
Real estate construction	26,291	26,291	-	139,891	-
Subtotal:	9,676,775	9,676,775	-	8,800,838	149,386
With an allowance recorded:
1-4 family residential real estate	$-	$-	$-	$1,211,961	$-
Commercial real estate	2,881,355	2,881,355	1,162,795	2,713,337	63,857
Commercial	64,568	64,568	66,818	73,194	-
Real estate construction	-	-	-	6,063	-
Subtotal:	2,945,923	2,945,923	1,229,613	4,004,555	63,857
Totals:
1-4 family residential real estate	$5,793,073	$5,793,073	$-	$5,614,351	$107,550
Commercial real estate	6,300,605	6,300,605	1,162,795	6,608,407	101,491
Commercial	502,729	502,729	66,818	436,681	4,202
Real estate construction	26,291	26,291	-	145,954	-
Grand Total:	$12,622,698	$12,622,698	$1,229,613	$12,805,393	$213,243

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

 June 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$96,026,254	$216,331,102	$12,481,993	$42,544,289	$17,675,581	$385,059,219
Special Mention (5)	3,893,052	19,227,618	193,252	1,158,843	652,656	25,125,421
Substandard (6)	4,720,910	19,611,518	3,233,067	2,000,899	189,696	29,756,090
Doubtful (7)	-	-	-	-	2,732	2,732
Loss (8)	-	-	-	-	-	-
Total not covered loans	$104,640,216	$255,170,238	$15,908,312	$45,704,031	$18,520,665	$439,943,462

September 30, 2011

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$89,121,799	$210,707,732	$13,629,735	$33,824,113	$19,539,636	$366,823,015
Special Mention (5)	3,486,324	25,456,968	448,711	6,230,194	381,414	36,003,611
Substandard (6)	6,236,705	15,756,651	3,373,657	1,672,213	212,093	27,251,319
Doubtful (7)	-	115,851	160,558	-	4,732	281,141
Loss (8)	-	-	-	-	-	-
Total not covered loans	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875	$430,359,086

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

June 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$7,587,951	$62,693,456	$8,317,470	$909,281	$4,330,828	$83,838,986
Numerical risk rating (5)	2,518,140	28,397,223	6,292,346	324,675	756,690	38,289,074
Numerical risk rating (6)	3,122,549	59,404,272	6,208,515	3,719,928	350,426	72,805,690
Numerical risk rating (7)	416,083	4,683,127	2,045,659	-	4,962	7,149,831
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans [1]	$13,644,723	$155,178,078	$22,863,990	$4,953,884	$5,442,906	$202,083,581

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses.

 September 30, 2011

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$10,693,680	$103,968,632	$12,378,784	$2,251,184	$6,563,123	$135,855,403
Numerical risk rating (5)	1,266,882	25,350,072	1,773,795	-	292,054	28,682,803
Numerical risk rating (6)	4,018,325	63,319,301	5,879,654	3,617,000	913,673	77,747,953
Numerical risk rating (7)	515,153	9,457,764	5,003,106	-	47,668	15,023,691
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans [1]	$16,494,040	$202,095,769	$25,035,339	$5,868,184	$7,816,518	$257,309,850

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses.

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

The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified. An unallocated allowance is generally maintained in a range of 4% to 12.5% of the total allowance in recognition of the imprecision of the estimates. In times of greater economic downturn and uncertainty, the higher end of this range is provided.  Through the FDIC-assisted acquisition of the assets of NCB, management established an allowance for loan losses for non-impaired loans covered by loss-sharing agreements and such allowance for loan losses was $6.3 million and $6.9 million at June 30, 2012 and September 30, 2011, respectively. The NCB acquisition was completed under previously applicable accounting pronouncements related to business combinations.

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

The Company maintained its allowance for loan losses for the three and nine months ended June 30, 2012 and 2011 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following tables detail the allowance for loan losses on loans not covered by loss sharing by portfolio segment.  Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

 The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing:

	Three Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$581,199	$5,925,050	$444,763	$502,534	$87,303	$984,474	$8,525,323
Charge-offs	(73,435)	(121,999)	(79,222)	-	(6,382)	-	(281,038)
Recoveries		-	345	-	910	-	1,255
Provision	243,566	(729,299)	636,146	69,126	10,942	69,519	300,000
Ending balance	$751,330	$5,073,752	$1,002,032	$571,660	$92,773	$1,053,993	$8,545,540

	Nine Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(632,219)	(1,859,352)	(408,314)	-	(68,102)	-	(2,967,987)
Recoveries	3,881	359	35,327	-	4,123	-	43,690
Provision	746,304	960,435	553,189	(493,852)	108,476	225,448	2,100,000
Ending balance	$751,330	$5,073,752	$1,002,032	$571,660	$92,773	$1,053,993	$8,545,540

Ending balance: individually evaluated for impairment	$-	$228,398	$-	$-	$-		$228,398

Loans:
Ending balance	$104,640,216	$255,170,238	$15,908,312	$45,704,031	$18,520,665		$439,943,462

Ending balance: individually evaluated for impairment	$2,603,761	$2,330,614	$201,358	$-	$-		$5,135,733

	Three Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$770,917	$5,584,372	$578,298	$1,752,284	$91,773	$916,531	$9,694,175
Charge-offs	(295,158)	-	(323,471)	-	(27,843)	-	(646,472)
Recoveries	2,061	-	64	-	10,293	-	12,418
Provision	127,082	86,945	478,317	(437,964)	20,665	24,955	300,000
Ending balance	$604,902	$5,671,317	$733,208	$1,314,320	$94,888	$941,486	$9,360,121

	Nine Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(460,510)	(957,064)	(382,405)	(21,822)	(135,186)	-	(1,956,987)
Recoveries	63,310	-	36,551	159	19,993	-	120,013
Provision	(20,976)	524,990	455,583	99,814	130,932	209,657	1,400,000
Ending balance	$604,902	$5,671,317	$733,208	$1,314,320	$94,888	$941,486	$9,360,121

Ending balance: individually evaluated for impairment	$65,000	$952,795	$76,568	$-	$-		$1,094,363

Loans:
Ending balance	$101,295,019	$259,793,426	$20,994,876	$42,553,872	$20,006,034		$444,643,227

Ending balance: individually evaluated for impairment	$5,703,098	$7,254,747	$456,506	$-	$-		$13,414,351

The following tables detail the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment.

	Three Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of period	$2,535,896	$34,410,874	$6,283,472	$807,107	$1,494,671	$45,532,020
Charge-offs	(600,076)	(11,316,124)	(3,110,438)	-	(156,689)	(15,183,327)
Recoveries	2,601	141,380	31,138	-	864	175,983
Provision for loan losses charged to FDIC receivable	25,271	243,869	25,371	835	4,654	300,000
Provision for loan losses charged to operations	6,318	60,967	6,343	209	1,163	75,000
Ending balance	$1,970,010	$23,540,966	$3,235,886	$808,151	$1,344,663	$30,899,676

	Nine Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,531,718)	(42,804,638)	(5,940,441)	(2,168,263)	(396,041)	(52,841,101)
Recoveries	4,903	732,598	209,572	-	10,146	957,219
Provision for loan losses charged to FDIC receivable	67,859	3,648,075	1,115,088	5,048	944,776	5,780,846
Provision for loan losses charged to operations	(957)	799,003	145,236	860	20,858	965,000
Ending balance	$1,970,010	$23,540,966	$3,235,886	$808,151	$1,344,663	$30,899,676

Covered loans:
Ending contractual balance	$15,634,715	$174,689,045	$30,112,683	$5,760,468	$6,786,346	$232,983,257

[1]	Amounts include the allowance for covered loan losses.

	Three Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of period	$2,001,875	$28,065,003	$13,445,799	$1,706,918	$1,488,296	$46,707,891
Charge-offs	(249,959)	(3,482,876)	(4,309,783)	(1,017,190)	(155,789)	(9,215,597)
Recoveries	3,600	853,400	949,126	676	1,553	1,808,355
Provision for loan losses charged to FDIC receivable	-	-	-	-	-	-
Provision for loan losses charged to operations	-	-	-	-	-	-
Ending balance	$1,755,516	$25,435,527	$10,085,142	$690,404	$1,334,060	$39,300,649

	Nine Months Ended June 30, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$1,856,851	$39,160,920	$23,266,859	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(438,645)	(15,692,783)	(15,956,461)	(2,132,386)	(1,063,939)	(35,284,214)
Recoveries	65,049	1,215,753	2,774,744	74,875	40,327	4,170,748
Provision for loan losses charged to FDIC receivable	217,809	601,309	-	200,718	580,164	1,600,000
Provision for loan losses charged to operations	54,452	150,328	-	50,179	145,041	400,000
Ending balance	$1,755,516	$25,435,527	$10,085,142	$690,404	$1,334,060	$39,300,649

Covered loans:
Ending contractual balance	$10,970,728	$117,284,273	$33,496,105	$2,044,871	$8,366,019	$172,161,996

[1]	Amounts include the allowance for covered loan losses.

For the nine month period ended June 30, 2012, the following table presents a breakdown of loans with the types of concessions determined to be troubled debt restructurings (TDRs) during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2012			Nine Months Ended June 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial Real Estate	9	$5,035,496	$4,963,144	-	$-	$-
Commercial	1	2,710,914	2,710,914	-	-	-
Total	10	$7,746,410	$7,674,058	-	$-	$-

Payment structure modification
Commercial Real Estate	-	$-	$-	1	$135,063	$134,244
Total	-	$-	$-	1	$135,063	$134,244

Grand Total	10	$7,746,410	$7,674,058	1	$135,063	$134,244

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.  As of June 30, 2012, no concessions had been made to extend payment terms or modify the payment structure.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of nine months).

As of June 30, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Note 7: Derivative Instruments and Hedging Activities

The Bank has entered into an interest rate swap contract in connection with its hedging of a specific loan. As of June 30, 2012, the Bank has entered into an interest rate swap totaling $1.2 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swap is evaluated as a fair value hedge and is considered highly effective. As a highly effective fair value designated hedge, the underlying hedged instrument is recorded on the balance sheet at fair value of $1.2 million with the periodic changes of the fair value reported in the consolidated statements of income.

For the three months ended June 30, 2012, the interest rate swap designated as a fair value hedge resulted in a reduction to interest income of $572, on the related loans receivable. The fair value of the swap at June 30, 2012 was recorded on the consolidated statements of financial condition as a liability in the amount of $12,000.

The fixed rate loan being hedged with an interest rate swap is structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

Note 8: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Net income	$1,478,835	$1,548,841	$3,227,889	$2,076,133
Denominator:
Weighted average common shares outstanding	17,853,432	18,152,156	17,932,227	18,140,655
Common stock equivalents	34,189	47,274	34,189	47,274
Diluted shares	17,887,621	18,199,430	17,966,416	18,187,929
Net income per share:
Basic	$0.08	$0.09	$0.18	$0.11
Diluted	$0.08	$0.09	$0.18	$0.11

For the three and nine months ended June 30, 2012 and 2011 there were 4,706 and 0 dilutive stock options.  For the three and nine months ended June 30, 2012 and 2011 there were 29,483 and 47,274, respectively, shares of non-vested restricted stock.  The Company excluded from the calculations of diluted earnings per share for the three and nine month periods ended June 30, 2012 and 2011, 511,275 and 567,775 shares, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods.

Basic earnings per share for the three and nine month periods ended June 30, 2012 and 2011 was computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and nine month periods ended June 30, 2012 and 2011 was computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 9: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned

	Nine Months Ended June 30, 2012	Year Ended September 30, 2011
Balance, beginning of period	$4,093,214	$9,641,425
Real estate acquired through foreclosure of loans receivable	1,980,648	3,760,607
Real estate sold	(1,967,706)	(8,203,154)
Write down of real estate owned	(656,126)	(774,616)
Gain (loss) on sale of real estate owned	(12,923)	(44,894)
Real estate transferred to fixed assets	—	(286,154)
Balance, end of period	$3,437,107	$4,093,214

Covered real estate owned

	Nine Months Ended June 30, 2012	Year Ended September 30, 2011
Balance, beginning of period	$24,671,626	$29,626,581
Real estate acquired and subject to FDIC loss sharing agreement	—	10,559,932
Real estate acquired through foreclosure of loans receivable	16,932,143	11,070,057
Real estate sold	(10,726,128)	(26,584,944)
Provision for losses on other real estate owned recognized in noninterest expense	(760,000)	—
Increase of FDIC receivable for loss sharing agreements	(9,190,000)	—

Balance, end of period	$20,927,641	$24,671,626

Note 10: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized the grant of options exercisable for 707,943 shares of common stock under the plan.  At June 30, 2012, 73,628 shares had been issued upon the exercise of options granted under the plan, options exercisable for 566,275 shares of common stock were granted and outstanding, and options exercisable for 68,040 shares of common stock remained available for grants.

The fair value of the 13,000 and 4,000 options granted during the nine months ended June 30, 2012 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

	13,000 Options	4,000 options
Risk- free interest rate	1.80%	1.80%
Dividend yield	2.00%	2.20%
Expected life at date of grant (Months)	120	120
Volatility	19.56%	19.56%
Weighted average grant-date fair value	$1.73	$1.38

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding- September 30, 2011	565,275	10.76	8
Options exercised	—	—	—
Options forfeited	(16,000)	10.75	7
Options granted	17,000	9.28	10

Options outstanding- June 30, 2012	566,275	10.72	7

Options exercisable – June 30, 2012	5,500	29.26	1

Stock option expense was $70,490 and $81,939 for the nine months ended June 30, 2012 and 2011, respectively.  The following table summarizes information about the options outstanding at June 30, 2012:

Number outstanding at June 30, 2012	Remaining contractual life in years	Exercise price per share
5,500	0	29.26
338,775	7	11.00
150,000	8	10.20
55,000	8	9.00
13,000	10	9.15
4,000	10	9.72

566,275

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized.   As of June 30, 2012, 62,872 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 62,872 shares remaining in the trust, 29,483 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards-September 30, 2011	35,083	20.84
Granted	—	—
Vested	(5,600)	49.63
Cancelled or expired	—	—
Unvested restricted stock awards-June 30, 2012	29,483	18.14

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

 Note 11: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2012, commitments to extend credit and standby letters of credit totaled $51.9 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 12: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three and nine months ended June 30, 2012, there were no transfers between levels.

At June 30, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to utilizing Level 3 inputs.  The Company also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$8,815,289	$—	$8,815,289	$—
U.S. government sponsored entities	17,979,744		17,979,744
Mortgage–backed securities:
FNMA certificates	92,512,899	—	92,512,899	—
GNMA certificates	5,252,153	—	5,252,153	—
FHLMC certificates	49,535,896	—	49,535,896	—
Collateralized mortgage obligations:
FNMA	9,450,802	—	9,450,802	—
GNMA	697,139	—	697,139	—
FHLMC	605,242	—	605,242	—
Private-label mortgage securities:
Investment grade	2,112,096	—	2,112,096
Split rating [1]	5,984,839	—	5,984,839	—
Non investment grade	6,193,424	—	6,193,424	—
Total investment securities available for sale	199,139,523	—	199,139,523	—

Assets held for sale	1,438,491	—	1,438,491	—

Derivative instruments - swap asset	5,124	—	5,124	—

Total recurring assets at fair value	$200,583,138	$—	$200,583,138	$—

Liabilities:
Derivative instruments–swap liability	11,918	—	11,918	—
Total recurring liabilities at fair value	11,918	—	11,918	—

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

	September 30, 2011
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Investment securities available for sale:
Tax free municipals	$10,626,225	$—	$10,626,225	$—
U.S. government sponsored entities	17,509,876		17,509,876
Mortgage–backed securities:
FNMA certificates	63,607,945	—	63,607,945	—
GNMA certificates	6,087,729	—	6,087,729	—
FHLMC certificates	21,291,187	—	21,291,187	—
Collateralized mortgage obligations:
FNMA	17,133,577	—	17,133,577	—
GNMA	3,676,575	—	3,676,575	—
FHLMC	943,626	—	943,626	—
Private-label mortgage securities:
Investment grade	2,823,096	—	2,823,096
Split rating [1]	8,052,261	—	8,052,261	—
Non investment grade	6,984,477	—	6,984,477	—

Available for sale securities	$158,736,574	$—	$158,736,574	$—

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

 Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2012
Impaired loans:
Not covered under loss share	$2,102,216	$—	$—	$2,102,216
Other real estate owned:
Not covered under loss share	3,437,107	—	—	3,437,107
Covered under loss share	20,927,641	—	—	20,927,641

September 30, 2011
Impaired loans:
Not covered under loss share	1,716,310	—	—	1,716,310
Other real estate owned:
Not covered under loss share	4,093,214	—	—	4,093,214
Covered under loss share	24,671,626	—	—	24,671,626

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

Quantitative Information about Level 3 Fair Value Measurements (in thousands)
	Fair value	Valuation Technique	Unobservable Input	Range (discount)

Impaired loans	$2,102	Property appraisals	Management discount for property type and recent market volatility	10%	-	30%

REO	$24,365	Property appraisals	Management discount for property type and recent market volatility	10%	-	30%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2012 and September 30, 2011.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.  The estimated fair value at June 30, 2012 and September 30, 2011 has been affected by an estimate of liquidity risk of 5.5%.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2.  The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to utilizing level 3 inputs.

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE - The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2012 and at September 30, 2011, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2012 and September 30, 2011 are summarized below.

	June 30, 2012
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$76,487,542	$76,487,542	$76,487,542	$-	$-
Investments available for sale	199,139,523	199,139,523	-	199,139,523	-
FHLB Stock	6,159,500	6,159,500	-	6,159,500	-
Loans receivable, net	616,836,941	584,970,018	-	-	584,970,018
Loans held for sale	1,533,413	1,556,978	-	1,556,978	-
Cash surrender value of life insurance	33,570,777	33,570,777	-	33,570,777	-
FDIC receivable for loss sharing arrangements	50,638,675	50,759,504	-	-	50,759,504
Accrued interest and dividends receivable	3,689,921	3,689,921	-	3,689,921	-
Financial liabilities:
Deposits	$821,532,335	$826,306,357	$-	$826,306,357	$-
FHLB advances and other borrowings	80,000,000	89,751,357	-	89,751,357	-
Derivative instruments	11,918	11,918	-	11,918	-
Accrued interest payable	302,934	302,934	-	302,934	-

	September 30, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$149,761,646	$149,761,646
Investments available for sale	158,736,574	158,736,574
FHLB stock	10,590,900	10,590,900
Loans receivable, net	655,028,354	621,497,141
Loans held for sale	291,367	299,744
Cash surrender value of life insurance	32,774,523	32,774,523
FDIC Receivable for loss sharing agreements	96,777,791	97,106,804
Accrued interest and dividends receivable	3,690,433	3,690,433
Financial liabilities:
Deposits	$911,093,806	$919,678,187
FHLB advances and other borrowings	110,000,000	120,809,014
Accrued interest payable	705,924	705,924

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2012 and September 30, 2011 and for the three and nine months ended June 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

During the first nine months of fiscal year 2012, the economy began to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Net income was $3.2 million for the nine months ended June 30, 2012 compared to $2.1 million for the nine months ended June 30, 2011, an increase of $1.1 million.  Net income was $1.5 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended March 31, 2012, $488,000 for the three months ended December 31, 2011 and $1.5 million for the three months ended June 30, 2011.

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Assets and Liabilities. Total assets decreased $122.3 million, or 10.4%, to $1.05 billion at June 30, 2012 from $1.17 billion at September 30, 2011. There was a $122.4 million decrease in liabilities due to an $89.6 million reduction in deposits, primarily due to a $110.3 million decrease in certificates of deposit, and a $30.0 million reduction in borrowings. The reduction in liabilities was largely offset by a $73.3 million decrease in cash and cash equivalents.

Loans. At June 30, 2012, total gross loans were $626.5 million, or 59.9% of total assets compared to $665.4 million or 56.8% of total assets at September 30, 2011. As indicated in the table below, over this nine-month period our net loans covered by loss sharing were reduced by $48.5 million and at June 30, 2012, our covered loans totaled $186.5 million, or 30.2% of our total loan portfolio.  Our loans not covered by loss sharing declined from June 30, 2010 until September 30, 2011 and have increased during the 2012 fiscal year.

Non-covered and Covered Loans, net

	Non-covered	Covered	Total
	(Dollars in Thousands)
Loan Balances:
June 30, 2012	$430,292	$186,545	$616,837
March 31, 2012	435,424	203,626	639,050
December 31, 2011	432,108	218,623	650,731
September 30, 2011	419,979	235,049	655,028
June 30, 2011	434,309	120,140	554,449
March 31, 2011	435,276	124,583	559,859
December 31, 2010	447,621	136,400	584,021
September 30, 2010	451,231	148,139	599,370
June 30, 2010	463,720	201,678	665,398

Investment and Mortgage Securities Portfolio. At June 30, 2012, our investment and mortgage securities portfolio totaled $199.1 million, compared to $158.7 million at September 30, 2011.  Our securities portfolio increase was undertaken to invest liquidity balances at a higher yield than is available in interest bearing deposits.  The investments were generally short term mortgage-backed securities.  See the Consolidated Financial Statements and Note 5: Securities Available for Sale for expanded disclosures and discussion.

Bank Owned Life Insurance. The total cash surrender value of the bank owned life insurance at June 30, 2012 was $33.6 million, an increase of $796,000 compared to the cash surrender value of $32.8 million at September 30, 2011.  Cash surrender value of $17.8 million is in a Hybrid BOLI Threshold Segregated Account which is holding specific U.S. Government agency and U.S. Government sponsored enterprise (“GSE”) mortgage backed securities.  The remaining cash surrender value of $15.8 million is in general account BOLI policies held with four investment grade insurance companies.

Deposits. Total deposits decreased by $89.6 million, or 9.8%, to $821.5 million at June 30, 2012 from $911.1 million at September 30, 2011. As indicated below we reduced wholesale certificates of deposit by $6.8 million and retail certificates by $103.5 million for the same period. Money market accounts increased by $12.0 million, or 9.9%, to $133.8 million at June 30, 2012 from $121.8 million at September 30, 2011 in spite of reduced rates. The Company’s funding strategy has focused on lower cost core deposit growth, reduction in certificate of deposit balances and less wholesale deposit funding.

Deposit Balances

						Retail	Wholesale
	Transaction			Money	Total Core	Certificates of	Certificates of
	Deposit Fees	Accounts	Savings	Market	Deposits	Deposit	Deposit
	(Dollars in Thousands)
June 30, 2012	$1,713	$281,358	$52,703	$133,807	$467,868	$332,707	$20,958
March 31, 2012	1,618	285,858	55,980	128,996	470,834	353,723	20,951
December 31, 2011	1,724	266,515	54,055	130,122	450,692	385,926	22,887
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	55,212
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443
June 30, 2010	1,553	190,325	18,613	99,464	308,402	402,218	100,438

Borrowings. Borrowings, consisting solely of Federal Home Loan Bank of Atlanta advances decreased to $80.0 million at June 30, 2012 from $110.0 million at September 30, 2011. In March 2012 we paid off $30.0 million of FHLB advances at their maturity.

Equity. At June 30, 2012, our total equity equaled $139.6 million (or $7.68 per share), a $152,000 increase from September 30, 2011. The increase was primarily due to income earned in the fiscal year offset by $3.1 million used in our stock buyback program.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

General. The Company recognized net income of $1.5 million for the quarter ended June 30, 2012, a decrease of $70,000 compared to the quarter ended June 30, 2011.  The decrease was primarily due to a $3.5 million increase in noninterest expense, partially offset by a $1.4 million increase in net interest income, which was largely driven by a $972,000 decrease in interest expense, a $480,000 increase in noninterest income, and an $897,000 tax benefit in the 2012 period compared to a $785,000 tax expense in the 2011 period.

Interest and Dividend Income. Total interest and dividend income increased $408,000 or 3.6%, to $11.8 million for the three months ended June 30, 2012 from $11.4 million for the three months ended June 30, 2011. Interest on loans increased $538,000, or 5.3%, to $10.8 million as a result of a $74.8 million, or 13.2%, increase in the average balance of loans receivable to $637.7 million, partially offset by a decrease in our yield on loans.  As indicated in the table below, the average yield on loans over the past year decreased from 7.28% for the three months ended June 30, 2011 to 6.76% for the three months ended June 30, 2012.  The decreased loan yield is attributable to acquired covered loans in the September 2011 FDIC-assisted acquisition of The First National Bank of Florida and the result of the prolonged low interest rate environment.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Yield on Loans	6.76%	7.13%	7.04%	6.46%	7.28%
Yield on Mortgage Securities	2.20%	2.24%	2.37%	2.96%	3.45%
Yield on Assets	5.36%	5.62%	5.37%	5.05%	5.68%

Cost of Deposits	0.77%	0.89%	1.05%	1.16%	1.26%
Cost of CD's	1.30%	1.44%	1.64%	1.69%	1.74%
Cost of NOW Accounts	0.15%	0.16%	0.17%	0.20%	0.28%
Cost of Rewards Checking	0.62%	0.67%	0.64%	0.88%	1.07%
Cost of Savings	0.05%	0.24%	0.43%	0.31%	0.10%
Cost of MMDA	0.35%	0.37%	0.47%	0.44%	0.45%
Cost of Borrowings	4.13%	4.28%	4.33%	4.32%	4.28%
Cost of Liabilities	1.09%	1.30%	1.44%	1.60%	1.70%

Loan/Deposit Spread	5.99%	6.24%	5.99%	5.30%	6.02%
Mortgage Securities/Borrowings Spread	-1.93%	-2.04%	-1.96%	-1.36%	-0.83%
Asset/Liability Spread	4.27%	4.32%	3.93%	3.45%	3.98%

Interest and dividend income on mortgage-backed securities decreased $147,000, or 14.3%, to $883,000 for the three months ended June 30, 2012 from $1.03 million for the three months ended June 30, 2011. The decrease reflected a 125 basis point decrease in the average yield on mortgage-backed securities in the generally lower market interest rate environment as higher yield securities are paying down and new purchases are at lower yields.

Interest Expense. Total interest expense decreased $972,000, or 30.0%, to $2.3 million for the three months ended June 30, 2012 from $3.2 million for the three months ended June 30, 2011. The decrease was due to a $623,000, or 30.2%, decrease on deposit interest which decreased to $1.4 million from $2.1 million, and a $349,000 decrease in interest paid on borrowed funds. The decrease in interest on borrowed funds reflected a $29.8 million or 27.1% decrease in average borrowings to $80.2 million from $110.0 million.  The decrease in interest on deposits was due to a 49 basis point decrease in average cost due to a combination of overall lower rates paid and a significant reduction in certificates of deposit which are higher cost.

Net Interest Income. Net interest income increased $1.3 million, or 16.9%, to $9.5 million for the three months ended June 30, 2012 from $8.2 million for the three months ended June 30, 2011.  The three month comparative periods reflected a $538,000 increase in interest income on loans combined with a 61 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $65.5 million, or 8.6%, increase in the average balance of interest-bearing liabilities for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our net interest margin increased 27 basis points to 4.33% for the three months ended June 30, 2012 from 4.06% for the 2011 period, while our net interest rate spread increased 29 basis points to 4.27% from 3.98%. Lower deposit costs and higher accretion of purchase discounts from the First National Bank of Florida (“FNB”) acquisition contributed to the improved net interest margin and net interest rate spread. Lower balances of low yield interest bearing deposits in other financial institutions improved the yield on assets. As indicated in the table below, our percentage of average interest-earning assets to average interest-bearing liabilities increased slightly to 106.03% in the third quarter of 2012 from 104.89% in the third quarter of 2011.

	For the Three Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$47,616	$38	0.32%	$79,419	$50	0.25%
FHLB common stock	7,395	35	1.89	12,168	27	0.89
Mortgage-backed securities and collateralized mortgage obligations available for sale	160,323	882	2.20	119,327	1,030	3.45
Other investment securities available for sale	27,546	67	0.97	28,569	45	0.63
Loans receivable (1) (2)	637,692	10,783	6.76	562,917	10,245	7.28
Total interest-earning assets	880,572	11,805	5.36	802,400	11,397	5.68
Total noninterest-earning assets	165,558	-		179,692	-
Total assets	$1,046,130	11,805		$982,092	11,397

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$149,688	$57	0.15	$86,018	$60	0.28
Rewards checking	56,237	87	0.62	67,824	181	1.07
Savings accounts	54,129	7	0.05	19,332	5	0.10
Money market deposit accounts	128,438	111	0.35	85,343	96	0.45
Certificate of deposit accounts	361,775	1,180	1.30	396,433	1,724	1.74
Total interest-bearing deposits	750,267	1,442	0.77	654,950	2,066	1.26
Borrowed funds	80,220	829	4.13	110,011	1,178	4.28
Total interest-bearing liabilities	830,487	2,271	1.09	764,961	3,244	1.70
Noninterest-bearing deposits	67,117			56,320
Other noninterest-bearing liabilities	9,835	-		10,312	-
Total noninterest-bearing liabilities	76,952			66,632
Total liabilities	907,439	2,271		831,593	3,244
Total stockholder's equity	138,691			150,499
Total liabilities and stockholder's equity	$1,046,130	2,271		$982,092	3,244

Net interest income		$9,534			$8,153
Net interest earning assets (5)		$50,085			$37,439
Net interest rate spread (3)			4.27%			3.98%
Net interest margin (4)			4.33%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.03%			104.89%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

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

	For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011 Increase/(Decrease)
	(In Thousands)
	Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-bearing deposits in other financial institutions	$(20)	$13	$(5)	$(12)
FHLB common stock and other equity securities	(11)	31	(11)	8
Mortgage-backed securities and collateralized mortgage obligations available for sale	354	(374)	(128)	(148)
Other investment securities available for sale	(3)	24	(1)	22
Loans receivable	1,348	(717)	(93)	538
Total interest-earnings assets	$1,668	$(1,023)	$(238)	$408

Interest Expense
NOW accounts	$82	$(134)	$(45)	$(97)
Savings accounts	9	(2)	(4)	2
Money market deposit accounts	48	(22)	(10)	15
Certificate of deposit accounts	(151)	(431)	37	(544)
Total interest-bearing deposits	(12)	(589)	(22)	(624)
Borrowed funds	(319)	(41)	12	(349)
Total Interest-Bearing Liabilities	$(331)	$(630)	$(10)	$(973)

Net Change in net interest income	$1,999	$(393)	$(228)	$1,381

Provision for Non-Covered Loan Losses. The provision for loan losses for the three months ended June 30, 2012 and 2011 was $300,000 for non-covered loans. Net charge-offs on non-covered loans decreased to $280,000 for the three months ended June 30, 2012, from $634,000 for the three months ended June 30, 2011. The allowance for loan losses for non-covered loans was $8.5 million, or 1.94% of total non-covered loans receivable at June 30, 2012 compared to $9.4 million, or 2.19% of total non-covered loans receivable at September 30, 2011.  The allowance for loan losses improved to 143.14% of non-covered, nonperforming loans from 80.12% at September 30, 2011, and 75.78% at June 30, 2011.

Provision for Covered Loan Losses. The provision for loan losses for the three months ended June 30, 2012 was $75,000 for covered loans compared to $0 for the three months ended June 30, 2011.  The $75,000 provision for this quarter is to build an allowance for the Company’s portion of losses not estimated at acquisition on certain loan pools.   Future losses on loans acquired from both NCB and MCB will be reimbursed by the FDIC at 95% and FNB at 80%.  The FNB agreement provides that all losses are reimbursed at 80%.

Noninterest Income. Noninterest income increased $481,000, or 19.6%, to $2.9 million for the three months ended June 30, 2012 from $2.4 million for the three months ended June 30, 2011. As indicated in the table below, deposit fees for the three months ended June 30, 2012 were up $265,000 compared to the three months ended June 30, 2011, primarily due to the fees on deposit accounts acquired in the FNB acquisition on September 9, 2011.  This acquisition has also resulted in the increase in accretion income relating to the FDIC receivable for the quarter ended June 30, 2012.

	For the Three Months Ended
	(Dollars in Thousands)
	June 30	March 31	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Deposit fees	$1,713	$1,618	$1,724	$1,601	$1,448
Gain on the sale of loans	262	161	185	150	127
Brokerage commissions	222	140	126	169	156
Bank owned life insurance	264	260	272	270	255
Gain on sale of investments, net	-	-	633	178	426
Impairment losses on securities recognized in earnings	-	(173)	(100)	(1,773)	(300)
FDIC receivable accretion	251	455	570	258	181
Loss on sale of other assets held for sale	-	-	-	-	(350)
Other income	218	171	406	111	156
Gain on FNB acquisition	-	-	-	1,095	-
Total Noninterest Income	$2,930	$2,632	$3,816	$2,059	$2,099

Noninterest Expense. Total noninterest expense increased $3.5 million, or 44.4%, to $11.5 million for the three months ended June 30, 2012 from $8.0 million for the three months ended June 30, 2011.  The increase was due primarily to increases of $1.3 million, or 34.3%, in salaries and employee benefits and $425,000, or 28.8%, in occupancy resulting from the Company’s FDIC-assisted acquisitions.  Other operating expense for the quarter ending June 30, 2012 includes an impairment charge of $442,000 for a branch facility to be closed and $825,000 in accruals for incentive compensation as it now appears the Company will meet the incentive compensation plan activation criteria. The incentive compensation plan covers most of the Company’s employees.  Other real estate owned ("REO") expense includes $200,000 to write-down non-covered REO to values estimated to match proceeds from a planned auction.

	For the Three Months Ended
	(Dollars In Thousands)
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Compensation & employee benefits	$5,270	$4,618	$4,688	$4,207	$3,923
Occupancy	1,897	2,012	2,036	1,805	1,472
Legal & professional	341	447	497	803	408
Marketing	527	494	470	469	335
Furniture & equipment	246	259	205	191	185
Postage, office supplies, and printing	280	252	279	264	204
Deposit premium amortization expense	142	133	140	73	54
Other	1,683	818	865	636	627
Federal insurance premiums and other regulatory fees	389	365	344	241	293
Net cost of operations of other real estate owned	731	627	740	(401)	117
Total Noninterest Expense	$11,506	$10,025	$10,264	$8,288	$7,618

Income Taxes. There was an income tax benefit of $897,000 for the three months ended June 30, 2012 compared to an income tax expense of $785,000 for the three months ended June 30, 2011.  A $1.0 million tax reserve was resolved this quarter for previous uncertain tax positions.  Our effective tax rate was a benefit of 154.17% for the three months ended June 30, 2012, compared to 33.64% for the three months ended June 30, 2011.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and June 30, 2011

General. The Company recognized net income of $3.2 million for the nine months ended June 30, 2012, compared to net income of $2.1 million for the nine months ended June 30, 2011. The $1.1 million increase in net income between periods was a result of a $3.6 million decrease in interest expense, a $1.9 million increase in interest and dividend income, a $934,000 decrease in income tax expense and a $1.8 million increase in noninterest income partially offset by a $5.8 million increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income increased $1.9 million, or 5.3%, to $36.9 million for the nine months ended June 30, 2012 from $35.1 million for the nine months ended June 30, 2011. Interest on loans increased $2.2 million, or 6.9%, to $34.0 million as a result of a $68.2 million, or 11.7%, increase in the average balance of loans receivable to $650.2 million. The increase in the average balance was primarily the result of the acquisition of loans in the FNB transaction. The average yield on loans decreased from 7.28% for the nine months ended June 30, 2011 to 6.97% for the nine months ended June 30, 2012 with the change in loan mix.  Interest and dividend income on mortgage-backed securities decreased $392,000, or 13.3%, to $2.6 million for the nine months ended June 30, 2012 from $2.9 million for the nine months ended June 30, 2011.  The decrease reflected an 89 basis point decrease in the average yield on mortgage-backed securities in the generally lower market interest rate environment partially offset by a $26.0 million, or 20.9%, increase in the average balance of mortgage-backed securities to $150.3 million.

Interest Expense. Total interest expense decreased $3.6 million, or 30.0%, to $8.5 million for the nine months ended June 30, 2012 from $12.1 million for the nine months ended June 30, 2011.  Interest on deposits decreased to $5.3 million for the nine months ended June 30, 2012 from $7.4 million for the nine months ended June 30, 2011. The cost of deposits decreased from 1.42% for the nine months ended June 30, 2011 to 0.91% for the nine months ended June 30, 2012.  However, the decrease in costs was partially offset by an increase of $82.4 million in the average balance of deposits in the 2012 period.  Interest paid on borrowed funds decreased by $1.5 million, or 32.0%, to $3.2 million for the nine months ended June 30, 2012 from $4.6 million for the nine months ended June 30, 2011. The decrease reflected a $38.1 million, or 27.7%, decrease in average borrowings to $98.9 million from $137.0 million.

Net Interest Income. Net interest income increased $5.5 million, or 23.8%, to $28.5 million for the nine months ended June 30, 2012, from $23.0 million for the nine months ended June 30, 2011. The increase primarily reflected the $3.6 million, or 30.0%, decrease in interest expense on deposits and borrowings which reflected a 65 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $44.3 million, or 5.3%, increase in the average balance of interest-bearing liabilities for the nine-months ended June 30, 2012 compared to the nine months ended June 30, 2011. Our net interest margin increased 60 basis points to 4.20% for the 2012 period from 3.60% for the 2011 period, while our net interest rate spread increased 60 basis points to 4.16% from 3.56%. Lower deposit costs and accretion of purchase discounts from the FNB acquisition contributed to the improved net interest margin and net interest rate spread. As indicated in the table below our percentage of interest-earning assets to average interest-bearing liabilities increased from 102.29% for the nine months ended June 2011 to 103.04% for the nine months ended June 2012.

	For the Nine Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$68,051	$132	0.26%	$113,432	$199	0.23%
FHLB common stock	8,867	88	1.32	13,171	69	0.70
Mortgage-backed securities and collateralized mortgage obligations available for sale	150,256	2,555	2.27	124,283	2,947	3.16
Other investment securities available for sale	27,483	195	0.95	19,937	103	0.69
Loan receivable (1) (2)	650,202	33,976	6.97	582,042	31,776	7.28
Total interest-earning assets	904,859	36,946	5.44	852,865	35,094	5.49
Total noninterest-earning assets	185,103	-		211,011	-
Total assets	$1,089,962	36,946		$1,063,876	35,094

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$144,499	$177	0.16	$84,223	$204	0.32
Rewards checking	57,901	280	0.64	69,135	877	1.69
Savings accounts	54,511	98	0.24	18,239	15	0.11
Money market deposit accounts	125,241	369	0.39	88,207	316	0.48
Certificate of deposit accounts	397,043	4,374	1.47	437,007	6,019	1.84
Total interest-bearing deposits	779,195	5,298	0.91	696,811	7,431	1.42
Borrowed funds	98,931	3,157	4.25	136,967	4,641	4.52
Total interest-bearing liabilities	878,126	8,455	1.28	833,778	12,072	1.93
Noninterest-bearing deposits	63,135			53,271
Other noninterest-bearing liabilities	10,447	-		13,650	-
Total noninterest-bearing liabilities	73,582	-		66,921	-
Total liabilities	951,708	8,455		900,699	12,072
Total stockholders' equity	138,254	-		163,177	-
Total liabilities and stockholders' equity	$1,089,962	8,455		$1,063,876	12,072
Net interest income		$28,491			$23,022
Net interest earning assets (5)		$26,733			$19,087
Net interest rate spread (3)			4.16%			3.56%
Net interest margin (4)			4.20%			3.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.04%			102.29%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

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

	For the Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011 Increase/(Decrease)
	(In Thousands) Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-bearing deposits in other financial institutions	$(80)	$21	$(8)	$(67)
FHLB common stock and other equity securities	(23)	63	(21)	19
Mortgage-backed securities and collateralized mortgage obligations available for sale
Other investment securities available for sale	40	38	15	92
Loans receivable	3,709	(1,352)	(158)	2,200
Total interest-earnings assets	$4,262	$(2,064)	$(346)	$1,852

Interest Expense
NOW accounts	$346	$(736)	$(234)	$(624)
Savings accounts	30	18	36	83
Money market deposit accounts	133	(56)	(23)	53
Certificate of deposit accounts	(550)	(1,205)	110	(1,645)
Total interest-bearing deposits	(41)	(1,979)	(111)	(2,133)
Borrowed funds	(1,289)	(270)	76	(1,484)
Total Interest-Bearing Liabilities	$(1,330)	$(2,249)	$(35)	$(3,617)

Net Change in net interest income	$5,592	$185	$(311)	$5,469

Provision for Non-Covered Loan Losses. The provision for loan losses for the nine months ended June 30, 2012 was $2.1 million for non-covered loans, compared to $1.4 million for non-covered loans for the nine months ended June 30, 2011. Net charge-offs on non-covered loans increased to $2.9 million for the nine months ended June 30, 2012, from $1.8 million for the nine months ended June 30, 2011. The allowance for loan losses for non-covered loans was $8.5 million, or 1.94% of total non-covered loans receivable at June 30, 2012.

Provision for Covered Loan Losses For the nine months ended June 30, 2012 the provision for covered loan losses was $965,000 compared to $400,000 for the nine months ended June 30, 2011.  The provision for the 2012 period included $790,000 for NCB.  If there are future losses due to declines in the market the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80%.  The FNB agreement provides that all losses are reimbursed at 80%.

Noninterest Income. Noninterest income increased $1.8 million, or 23.8%, to $9.4 million for the nine months ended June 30, 2012 from $7.6 million for the nine months ended June 30, 2011.  The increase was partly due to an $813,000 increase in fees on deposit accounts due to deposits acquired in the FNB acquisition on September 9, 2011.  This acquisition has also resulted in the increase in accretion income relating to the FDIC receivable for the nine months ended June 30, 2012. The nine month period ending June 30, 2012 included $273,000 in other than temporary impairment compared to $523,000 in the 2011 period.  The $273,000 reflected the CWALT investment being fully charged-off.

Noninterest Expense. Total noninterest expense increased $5.8 million, or 22.3%, to $31.8 million for the nine months ended June 30, 2012, from $26.0 million for the nine months ended June 30, 2011. The increase was primarily due to an increase of $3.0 million, or 26.1%, in salaries and employee benefits, an increase of $1.2 million, or 26.1%, in occupancy resulting from the Company’s FDIC–assisted acquisitions and an increase of $355,000, or 20.4%, in other real estate expense.  The nine months ended June 30, 2012 included a $517,000 write-down of a branch facility to be sold.  These increases were partially offset by an $810,000 prepayment penalty assessed during the nine months ended June 30, 2011 on a FHLB advance prepayment.

Income Taxes. Income tax benefit of $219,000 for the nine months ended June 30, 2012 compared to an expense of $715,000 for the nine months ended June 30, 2011. Our effective tax rate was a benefit of 7.27% for the nine months ended June 30, 2012, compared to 25.62% for the nine months ended June 30, 2011.  A $1.0 million tax reserve was reversed in the nine months ended June 30, 2012 as the uncertainty was resolved.

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

Nonperforming assets not covered by loss sharing decreased from $15.8 million at September 30, 2011 to $9.4 million at June 30, 2012.  The reduction in non-covered nonperforming assets resulted from a combination of loans being resolved through foreclosure or charge-off, or being returned to accrual status based on reduced risk of loss and sustained loan performance.

 Covered nonperforming assets decreased to $20.9 million at June 30, 2012 from $24.7 million, at September 30, 2011.     The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount.  We have exceeded the threshold level that results in 95% loss sharing at NCB and MCB; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

As of June 30, 2012, our nonperforming covered and non-covered assets totaled $30.3 million and consisted of $5.2 million of nonaccrual loans, $788,000 of loans 90 days or more past due and still accruing and other real estate owned of $24.4 million.

	June 30, 2012		September 30, 2011
	Covered [1]	Non-covered	Covered [1]	Non-covered
Non-accrual loans:
1-4 family residential real estate	$—	$2,604	$—	$5,793
Commercial real estate	—	2,331	—	5,340
Commercial	—	201	—	438
Real estate construction	—	—	—	26
Consumer and other loans	—	46	—	97

Total non-accrual loans	$—	$5,182	$—	$11,694

Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	—	706	—	—
Commercial real estate	—	25	—	—
Commercial	—	—	—	—
Real estate construction	—	—	—	—
Consumer and other loans	—	57	—	—

Total loans delinquent 90 days or greater and still accruing	$—	$788	$—	$—

Total non-performing loans	$—	$5,970	$—	$11,694

Real estate owned:
1-4 family residential real estate	3,139	1,066	1,406	581
Commercial real estate	17,789	2,232	18,090	3,170
Commercial	—	—	3,102	—
Real estate construction	—	139	1,660	342
Consumer and other loans	—	—	414	—

Total real estate owned	$20,928	$3,437	$24,672	$4,093

Total non-performing assets	$20,928	$9,407	$24,672	$15,787

[1]	All covered loans are considered performing as accretion income is recorded on such loans.

	June 30,		September 30,
	2012		2011
	Covered	Non-covered	Covered	Non-covered
Ratios:
Non-performing loans as a percentage of total non-covered loans	N/M	1.36%	N/M	2.72%
Non-performing assets as a percentage of total non-covered assets	N/M	1.19%	N/M	1.99%

	June 30, 2012	September 30, 2011
Ratios:
Non-performing non-covered loans plus covered and non-covered REO as a percentage of total assets	2.89%	3.45%

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

The Company maintained its allowance for loan losses for the nine months ending June 30, 2012 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	Nine Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(632,219)	(1,859,352)	(408,314)	-	(68,102)	-	(2,967,987)
Recoveries	3,881	359	35,327	-	4,123	-	43,690
Provision	746,304	960,435	553,189	(493,852)	108,476	225,448	2,100,000
Ending balance	$751,330	$5,073,752	$1,002,032	$571,660	$92,773	$1,053,993	$8,545,540

Ending balance: individually evaluated for impairment	$-	$228,398	$-	$-	$-		$228,398

Loans:
Ending balance	$104,640,216	$255,170,238	$15,908,312	$45,704,031	$18,520,665		$439,943,462

Ending balance: individually evaluated for impairment	$2,603,761	$2,330,614	$201,358	$-	$-		$5,135,733

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

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for inclusion in nonperforming assets and, therefore, are excluded from nonperforming loans. Management, however, classifies potential problem loans as either special mention or substandard. Potential problem loans at June 30, 2012 aggregated $54.9 million with $25.1 million classified special mention and $29.8 million classified substandard compared to potential problem loans at September 30, 2011 which aggregated $63.3 million with $36.0 million classified special mention and $27.3 million classified substandard.

We have a $6.3 million loan relationship which is subject to an agreement with the borrower to liquidate collateral and reduce the balance of the borrowing and pay interest.  The loan relationship is collateralized by land in Georgia, Florida and Alabama. We believe we are adequately collateralized, even at weak current real estate values.   The present liquidity position of the borrower likely dictates the liquidation of collateral to service debt obligations.   If the relationship is placed on nonaccrual position in the fourth fiscal quarter, accrued interest and other charges of approximately $537,000 may be required to be reversed.

            The allowance for loan and lease losses represented 143.14% and 80.12% of non-performing loans at June 30, 2012 and September 30, 2011, respectively. The allowance for loan losses as a percentage of non-covered loans, was 1.94% at June 30, 2012 and 2.19% at September 30, 2011. This reduction was due to the lower level of the allowance due to charge-offs.  The reserve was not fully replenished due to the 143.14% coverage of nonperforming loans and other internal metrics which indicated replenishment was not appropriate.  While improvement of the two-year historical loss factors in the allowance model indicated even lower levels of allowance, management increased qualitative allowance and unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.  Management reviews the adequacy of the allowance for loan losses on a continuous basis.  Management considered the allowance for loan losses on non-covered loans adequate at June 30, 2012 to absorb probable losses inherent in the loan portfolio.  However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Non-accretable Differences on Covered Loans.  Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, we established an allowance for loan losses for non-impaired covered loans for NCB, non-accretable discounts for the acquired impaired loans for NCB, MCB and FNB, and we also established non-accretable discounts for all other loans of MCB. Collectively, these non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.  The following table details the non-accretable discount on loans covered by loss sharing by portfolio segment as of and for the nine months ended June 30, 2012.

	Nine Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of year	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,531,718)	(42,804,638)	(5,940,441)	(2,168,263)	(396,041)	(52,841,101)
Recoveries	4,903	732,598	209,572	-	10,146	957,219
Provision for loan losses charged to FDIC receivable	67,859	3,648,075	1,115,088	5,048	944,776	5,780,846
Provision for loan losses charged to operations	(957)	799,003	145,236	860	20,858	965,000
Ending balance	$1,970,010	$23,540,966	$3,235,886	$808,151	$1,344,663	$30,899,676

Covered loans:
Ending contractual balance	$15,634,715	$174,689,045	$30,112,683	$5,760,468	6,786,346	232,983,257

[1]	Amounts include the allowance for covered loan losses.

The total non-accretable discount as a percentage of the ending contractual balance of acquired loans was 17.1% at June 30, 2012, compared to 23.71% at September 30, 2011.  This decrease during the nine month period ended June 30, 2012 is related to increased charge-off activity on covered loans, primarily from FNB, with such losses subject to applicable loss sharing agreements with the FDIC.  Management promptly evaluated the covered assets and quickly determined appropriate charge-offs.  It is expected that the ratio of non-accretable discounts to contractual covered principal outstanding will trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC.  Management considered the non-accretable discounts on covered loans adequate at June 30, 2012 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2012 and September 30, 2011, we had access to immediately available funds of approximately $263.5 million and $272.1 million, respectively, including overnight funds and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $76.5 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $199.1 million.  At June 30, 2012, we had $80.0 million in advances outstanding.  Based on available collateral other than cash, additional advances would be limited to $162.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2012, we had $10.4 million of new loan commitments outstanding, and $31.9 million of unfunded construction and development loans. In addition to commitments to fund loans, we had $20.0 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2012 totaled $228.3 million, or 27.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended June 30, 2012, we originated $237.2 million of loans and purchased $118.4 million of securities and other investments.

Financing activities consist primarily of changes in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $89.6 million for the nine months ended June 30, 2012, primarily from decreases in time deposits including time deposits acquired in the First National Bank of Florida acquisition.  We expected these decreases in deposits as we closed four First National Bank branch offices in the acquisition and have announced the additional closing of a Florida branch in September 2012.  Additionally, we closed one Georgia branch office.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

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

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of Controller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

Capital Adequacy Ratios (For Bank only):	June 30, 2012	September 30, 2011	June 30, 2011
Tier 1 capital (to risk-weighted assets)	19.61%	23.10%	25.17%
Total capital (to risk-weighted assets)	20.86%	24.36%	26.43%
Tier 1 capital (to total assets)	12.33%	10.68%	13.16%

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

For the nine months ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of June 30, 2012, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
	(Dollars in thousands)
+300	$129,306	$4,788	3.8%	12.4%	0.4%
+200	$129,517	$4,999	4.0%	12.4%	0.4%
+100	$128,781	$4,263	3.4%	12.4%	0.4%
0	$124,518	$—	—	12.0%	—
(100)	$123,989	$(529)	(0.4)%	11.9%	(0.1)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 4.0% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.6% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2012, we were in compliance with our Board approved policy limits.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a)	Not applicable
b)	Not applicable
c)	The Company had no repurchases during the quarter ended June 30, 2012

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2012 and September 30, 2011, (ii) the Consolidated Statements of Income for Nine months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and Nine months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the Nine months ended June 30, 2012 and the year ended September 30, 2011, (v) the Consolidated Statements of Cash Flows for the Nine months ended June 30, 2012 and 2011, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: August 13, 2012	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer