Form 10-K
period 2012-09-30
CHARTER FINANCIAL CORP/GA
filed 2012-12-14
CIK 1136796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of March 31, 2012 was approximately $56,099,771.

The number of shares outstanding of the registrant’s common stock as of December 7, 2012 was 18,277,540.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on February 20, 2013 are incorporated by reference into Part III of this Form 10-K.

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

CharterBank is a federally chartered stock savings bank headquartered in West Point, Georgia. CharterBank was originally founded in 1954 as a federally chartered mutual savings and loan association. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our administrative office in West Point, Georgia and our branch offices located in west-central Georgia, east-central Alabama and now the Florida Panhandle, and investing those deposits, together with funds generated from operations, in commercial real estate loans, one- to four-family residential mortgage loans, construction loans and investment securities and, to a lesser extent, commercial business loans, home equity loans and lines of credit and other consumer loans. In addition to our branch offices in West Central Georgia, East Central Alabama and the Florida Panhandle, we operate a cashless branch office in Norcross, Georgia. CharterBank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. CharterBank’s executive offices are located at 1233 O.G. Skinner Dr., West Point, Georgia 31833. Its telephone number at that address is (706) 645-1391.

CharterBank has grown through strategic de novo branching and acquisitions primarily, along the I-85/I-185 corridor and adjacent areas anchored by Auburn, Alabama and Atlanta and Columbus, Georgia. In February 2003, we expanded our presence in the Auburn-Opelika, Alabama market through the acquisition of EBA Bancshares and its subsidiary, Eagle Bank of Alabama. In March 2005 and May 2007, new branches were opened in Lagrange, Georgia. In June 2009, we entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume all of the deposits of Neighborhood Community Bank, or “NCB”, a full-service commercial bank headquartered in Newnan, Georgia, and in March 2010, we entered into an agreement with the FDIC to acquire certain assets and assume all of the deposits of McIntosh Commercial Bank, or “MCB”, a full-service commercial bank headquartered in Carrollton, Georgia. In September 2011, we entered into an agreement with the FDIC to acquire certain assets and assume all of the deposits of The First National Bank of Florida, or “FNB”, a full-service commercial bank headquartered in Milton, Florida. The agreements with the FDIC in connection with the acquisitions of NCB, MCB and FNB also included loss-sharing agreements with respect to certain loans and assets. For additional information regarding the NCB, MCB and FNB acquisitions, see “—FDIC-Assisted Acquisitions” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—FDIC-Assisted Acquisitions.”

First Charter, MHC is our federally chartered mutual holding company. First Charter, MHC’s principal business activity is the ownership of 11,457,924 shares of common stock of Charter Financial, or approximately 63% of Charter Financial’s outstanding shares as of December 7, 2012. As long as we remain in the mutual holding company form of organization, First Charter, MHC must own a majority of the outstanding shares of Charter Financial.

The Charter Foundation, Inc. (“Charter Foundation”), a nonprofit charitable foundation, was established in December 1994 by members of CharterBank. Charter Foundation provides funds to eligible nonprofit organizations to help them carry out unique, innovative projects in specific fields of interest. Charter Foundation’s goal is to fund projects that will enhance the quality of life in the communities served by CharterBank.

Charter Foundation at September 30, 2012 had approximately $7.0 million in assets and annually distributes 5% of its net asset value in grants to the local community. The grants and gifts provided by Charter Foundation are generally for charitable causes, and to enhance the quality of life and housing in CharterBank’s markets. CharterBank indirectly benefits from the favorable publicity and elevated public standing generated through Charter Foundation’s gifts.

Our Internet address is www.charterbank.net. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

Prior to acquiring branch offices of NCB, MCB and FNB, we conducted operations primarily in western Georgia and eastern Alabama, through our main office in West Point, Georgia (Troup County), a branch in Valley, Alabama (Chambers County), three branches in LaGrange, Georgia (Troup County), a branch in Opelika, Alabama (Lee County), and two branch offices in Auburn, Alabama (Lee County), for a total of eight branch offices. We acquired four branches in Georgia, along the I-85 corridor, in the NCB acquisition in June 2009, and closed one branch. In March 2010, we acquired four branches of MCB and subsequently closed three of these branches, further expanding our presence in west-central Georgia with an office in Carrollton (Carroll County). In September 2011, we acquired eight branches of FNB and we subsequently closed five of these branches in Northwest Florida. We kept two branches located in Santa Rosa County and one branch in Escambia County. The acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions. Management believes that the acquisitions are key components to building our retail franchise, as we now have 16 branches on the I-85 corridor and adjacent areas between Newnan, Georgia and Auburn, Alabama, and in the Florida Panhandle. The focus of our near-term acquisition strategy will be to acquire additional franchises primarily with FDIC assistance.

According to the 2010 U.S. Census, population in our Georgia market area has increased from 2000 to 2010, with growth rates of 26.7%, 42.7%, 16.8%, 35.2% and 14.4% for Carroll, Coweta, Fayette, Harris, and Troup Counties, respectively. As of 2010, the Georgia market area’s median household income of $55,342 was above both the national and state levels. Consistent with national trends, the Georgia market area unemployment in 2012 decreased from 2011 levels. As of October 2012, the unemployment rate for Carroll, Coweta, Fayette, Harris, and Troup Counties was 8.9%, 7.5%, 7.1%, 6.4% and 9.3%, respectively.

According to the 2010 U.S. Census, from 2000 to 2010, our Alabama market area population decreased in Chambers County by 6.5% while increasing in Lee County by 21.9% and our median household income of $34,964 was below both the national and Alabama state levels as of 2010. Our Alabama market area has seen its unemployment rate in 2012 decrease from 2011 levels, with the Chambers County and Lee County unemployment rate at 9.4% and 6.7%, respectively, as of October 2012.

In our Florida market area, population increased 28.6% and 1.1% for Santa Rosa County and Escambia County, respectively, from 2000 to 2010 according to the 2010 U.S. Census. Median household income in our

Florida market area for 2010 was $46,000, which was below the national level but above the Florida level. Our Florida market area has seen its unemployment rate in 2012 decrease from 2011 levels, with the Santa Rosa and Escambia County unemployment rate at 7.0% and 8.1%, respectively, as of October 2012.

The outlook for our market area is for modest growth supported by a $1.0 billion KIA Motors assembly plant, which opened in February 2010 in West Point, Georgia. As of November 2012, the 2.2 million square-foot automobile manufacturing plant and its nearby suppliers have created more than 10,000 jobs in the area. The outlook for modest growth is also supported by a military base realignment which has added significantly to employment at Fort Benning in Columbus, Georgia. Additionally, in the spring of 2012, Point University, formerly known as Atlanta Christian College, moved their main campus from East Point, Georgia to West Point, Georgia, and with it, its students and numerous facility and staff. However, the market area is significantly overbanked, especially Newnan and Coweta County. This has limited our ability to expand organically, thus making geographic expansion more dependent upon acquisitions and de novo branching into new markets. We will seek to take advantage of the profitable growth opportunities presented within our expanded market area, and capitalize on our expanded retail footprint resulting from acquisitions. The economy of the Florida Panhandle is primarily dependent upon tourism and hospitality, farming, forestry, paper mills, import/export shipping, shipbuilding, and commercial fishing. Over the next five years, our Florida markets are projected to experience moderate growth in terms of total population and number of households. The outlook for our Florida Panhandle market is affected by the heavy influences of military bases and tourism.

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

Our competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, credit card banks, insurance companies, and brokerage and investment banking firms. Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations, credit unions, and mutual funds. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, from brokerage firms, insurance companies and non-traditional financial institutions, including non-depository financial services providers.

FDIC-Assisted Acquisitions

Neighborhood Community Bank. On June 26, 2009, CharterBank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of NCB, a full-service commercial bank headquartered in Newnan, Georgia. The NCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. The acquisition of NCB’s four full-service branches, one of which has been closed, has expanded our market presence in west-central Georgia within the I-85 corridor region in which we are seeking to expand. We assumed $195.3 million of NCB’s liabilities, including $181.3 million of deposits, with no deposit premium paid. We also acquired $202.8 million of NCB assets, including $159.9 million of loans, net of unearned income, and $17.7 million of real estate owned, at a discount to book value of $26.9 million. The acquisition agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses on acquired loans and real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $82.0 million. Loans and other real estate owned that are covered under the loss-sharing agreements are referred to in this annual report on Form 10-K as “covered loans” and “covered other real estate,” respectively. Collectively, these are referred to as “covered assets.” Loans, other real estate and assets that are not covered by loss-sharing agreements are referred to as “non-covered” loans, other real estate and assets.

It is expected that we will have sufficient nonaccretable discounts and allowance for loan losses, after recording the current year provisions, to cover any losses on the NCB covered loans and covered other real estate. Given the foregoing and as a result of the loss-sharing agreements with the FDIC on these assets, we do not expect to incur significant losses. In addition, we expect to have accretable discounts (accretable yield) to provide for market yields on the NCB covered loans.

McIntosh Commercial Bank. On March 26, 2010, CharterBank entered into an acquisition agreement with the FDIC to acquire certain assets and assume certain liabilities of MCB, a full-service commercial bank headquartered in Carrollton, Georgia. The MCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of one of MCB’s four full-service branches has expanded our market presence in west-central Georgia within the I-85 corridor region and adjacent areas in which we are seeking to expand. We assumed $306.2 million of MCB’s liabilities, including $295.3 million of deposits, with no deposit premium paid. We also acquired $322.6 million of MCB assets, including $207.6 million of loans, net of unearned income, and $55.3 million of real estate owned, at a discount to book value of $53.0 million. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses on acquired loans and real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $106.0 million.

We recorded in noninterest income approximately $9.3 million in a pre-tax bargain purchase gain in connection with the MCB transaction, which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed. In addition, it is expected that we will have sufficient nonaccretable discounts, after recording the current year provisions, to cover any losses on the MCB covered loans and covered other real estate. We have recorded a FDIC receivable for expected losses to be indemnified and nonaccretable covered loan credit discounts for such amounts. It is also expected that we will have accretable discounts to provide for market yields on the MCB covered loans.

The First National Bank of Florida. On September 9, 2011, CharterBank entered into an acquisition agreement with the FDIC to acquire certain assets and assume certain liabilities of FNB, a full-service commercial bank headquartered in Milton, Florida. The FNB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of three of FNB’s eight full-service branches has expanded our market presence in the Florida Panhandle and adjacent areas in which we are seeking to expand. We assumed $247.5 million of FNB’s liabilities, including $244.7 million of deposits, with no deposit premium paid. We also acquired $251.8 million of FNB assets, including $185.9 million of loans, net of unearned income, and $24.9 million of real estate owned, at a discount to book value of $28.0 million. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC will assume 80% of losses and share 80% of loss recoveries on acquired loans and real estate owned.

We recorded in noninterest income approximately $1.1 million in a pre-tax bargain purchase gain in connection with the FNB transaction, which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed. In addition, it is expected that we will have sufficient nonaccretable discounts and allowance for loan losses, after recording the current year provisions, to cover any losses on the FNB covered loans and covered other real estate. We have recorded a FDIC receivable for expected losses to be indemnified and nonaccretable covered loan credit discounts for such amounts. It is also expected that we will have accretable discounts to provide for market yields on the FNB covered loans.

For more information regarding CharterBank’s FDIC-assisted acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—FDIC-Assisted Acquisitions” and Note 3 to the Notes to our Consolidated Financial Statements.

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

Commercial Real Estate Loans. Commercial real estate lending is an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans, especially in our new markets of Carroll, Coweta and Fayette Counties in Georgia and Santa Rosa and Escambia Counties in Florida. Commercial real estate loans typically have higher yields, better interest rate risk characteristics and larger loan balances compared to residential mortgage loans. Commercial real estate lending also has provided us with another means of broadening our range of customer relationships. As of September 30, 2012, non-covered commercial real estate loans totaled $251.4 million, or 57.5% of our total non-covered loan portfolio. Additionally, at September 30, 2012, we had $160.2 million (contractual amount) of commercial real estate loans covered by FDIC loss-sharing agreements, or 76.6% of total covered loans.

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

Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. To compensate for the increased risk, our commercial real estate loans generally have higher interest rates and shorter maturities than our residential mortgage loans. We offer commercial real estate loans at fixed rates and adjustable rates tied to the prime interest rate. However, the interest rates on a portion of our commercial real estate loan portfolio are tied to yields on U.S. Treasury securities or LIBOR. We currently offer fixed-rate terms of 15 years; however, in prior years we originated fixed-rate loans with maturities of up to 20 years.

Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of our loan approval and underwriting of commercial real estate loans, we undertake a cash flow analysis, and we generally require a debt-service coverage ratio of at least 1.15 times. We believe that this segment of the market offers an opportunity to expand our portfolio while realizing strong risk-adjusted returns because many lenders are no longer active in this market. Our capacity to expand this portfolio may be tempered by lack of demand from qualified borrowers, intense competition for good loans, and possible loan concentrations.

Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia, Florida and Alabama. We currently originate mortgages at all of our offices, but utilize centralized processing at our corporate office. As of September 30, 2012, non-covered residential mortgage loans totaled $105.5 million, or 24.1% of total non-covered loans. As of September 30, 2012, covered residential mortgage loans totaled $15.0 million, or 7.2% of total covered loans.

We originate both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate, 30 year, conforming loans are generally originated for resale into the secondary market on a servicing-released basis. We generally retain in our portfolio loans that are 15 year fixed rate or non-conforming due to property exceptions and loans that have adjustable rates. As of September 30, 2012, approximately 51.3% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 48.7% consisted of either adjustable rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter. After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.

Traditionally, we have sought to distinguish ourselves in the area of non-conforming residential mortgage lending. While the risks of non-conforming lending may be somewhat higher than originating conforming residential mortgage loans, we believe that the greater yield and shorter repricing terms of these loans compensate us for this additional risk. Additionally, management believes that the credit quality of our loan portfolio is largely unaffected by the non-conforming loans, since the majority of these loans are non-conforming due to factors unrelated to credit quality (i.e., high acreage, leased land, multiple structures or newly self-employed borrowers). The loans may also be non-conforming because of a deficiency in the credit record of a borrower, but which management believes does not impair the borrower’s ability to repay the loan. Thus, the non-conforming loans we originate are not subprime loans. CharterBank originates one- to four-family loans with loan-to-values of up to 80%. We will occasionally originate loans with loan-to-values in excess of 80% with private mortgage insurance. The substantial portion of our one- to four-family residential mortgage loans are secured by properties in Georgia, Alabama and Florida.

The amount of subprime loans held by CharterBank is not material. We consider “subprime” loans to be loans originated to borrowers having credit scores below 580 at the time of origination. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.

We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances. We have no non-covered loans in government modification programs. Covered loans have FDIC modification programs available, these programs are outlined in their respective purchase and assumption agreements.

Construction and Development Loans. Consistent with our community bank strategy, construction and development lending has been an integral part of our overall lending strategy. While current market conditions have suppressed demand for construction and land loans, there are opportunities to lend to quality borrowers in our market area. Management believes that the reduction in the number of construction lenders has reduced the supply of construction loans, and there is an opportunity to lend to borrowers with superior liquidity, capital and management skills. We intend to remain an active participant in the construction lending market, primarily through our cashless branch in Norcross, Georgia. We are making virtually no development loans and we are providing very limited financing for the purchase of building lots. Construction loans represent an important segment of the loan portfolio, totaling $45.4 million, or 10.4% of non-covered loans at September 30, 2012.

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

Commercial Loans and Consumer Loans. To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans. At September 30, 2012, non-covered commercial loans totaled $16.6 million, or 3.8% of total non-covered loans, and non-covered consumer and other loans totaled $18.1 million, or 4.1% of non-covered loans. Additionally, at September 30, 2012, we had $26.0 million (contractual amount) of commercial loans and $6.2 million (contractual amount) of consumer and other loans covered by FDIC loss sharing agreements.

The majority of our non-mortgage non-covered loans are consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, automobile loans and various other installment loans. We primarily offer consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. Our consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios.

We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable-rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia, Alabama and Florida. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At September 30, 2012, we had $14.0 million of home equity lines of credit and second mortgage loans not covered by the FDIC. Of the funded home equity loans not covered by the FDIC $1.6 million had current credit scores of 650 or under as of October 2012. We had $8.7 million of unfunded home equity line of credit commitments not covered by the FDIC at September 30, 2012.

Our commercial business loans are generally limited to terms of five years or less. We typically attempt to collateralize these loans with a lien on commercial real estate or, occasionally, with a lien on business assets and equipment. We also generally require the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by our management compared to residential mortgage or commercial real estate lending.

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

Commercial loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the Chief Executive Officer, the President, the Chief Financial Officer, the Senior Credit Administrator, and certain other senior lending and credit officers. Commercial loan relationships of $1.0 million or less may be approved outside the Committee process by two senior officers who have commercial loan authority. Commercial loan relationships greater than $1.0 million are approved by the Management Loan Committee.

Loan Originations, Participations, Purchases and Sales. Most of our loan originations are generated by our loan personnel operating at our corporate headquarters and banking office locations. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold almost all fixed-rate, 30-year conforming one- to four-family residential mortgage loans in the secondary market generally on a servicing-released basis while retaining commercial real estate loans and non-conforming or 15-year fixed rate one- to four-family residential mortgage loans for retention in our portfolio. We sold $40.1 million of loans in fiscal 2012.

Infrequently, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At September 30, 2012, our loan participations totaled $2.7 million, or 0.61%, of our non-covered loan portfolio. As of September 30, 2012, all of our loan participations were performing in accordance with their terms.

During fiscal 2012 we did not purchase any loans.

Investments

The Board of Directors reviews and approves our investment policy. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written investment policy, and other established guidelines, including those set periodically by the Asset-Liability Management Committee.

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

The broad objectives of our investment portfolio management are to:

•	minimize the risk of loss of principal or interest;

•	generate favorable returns without incurring undue interest rate and credit risk;

•	manage the interest rate sensitivity of our assets and liabilities;

•	meet daily, cyclical and long term liquidity requirements while complying with our established policies and regulatory liquidity requirements;

•	provide a stream of cash flow;

•	diversify assets and address maturity or interest repricing imbalances; and

•	provide collateral for pledging requirements.

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

We continually evaluate opportunities to enhance deposit growth. Potential avenues of growth include de novo branching and branch or institution acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to reduce borrowings, which are expected to consist primarily of Federal Home Loan Bank advances. Based on asset limitations we have $234.5 million available at the Federal Home Loan Bank of Atlanta at September 30, 2012. Based on available collateral we are limited to $140.7 million at September 30, 2012. However, we have reduced and intend to continue to reduce our reliance on wholesale funds. We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2012 we had collateral pledged that provided access to approximately $48.1 million of discount window borrowings.

Employees

As of September 30, 2012, we had 286 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Charter Financial has no direct or indirect subsidiaries other than CharterBank.

SUPERVISION AND REGULATION

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

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like First Charter, MHC (the “MHC”) and Charter Financial, in addition to bank holding companies which the FRB already regulated. Accordingly, the MHC will require the approval of the FRB before it may waive the receipt of any dividends from Charter Financial. The FRB currently requires a “grandfathered” mutual holding company, like the MHC, to obtain member (depositor) approval and comply with other procedural requirements prior to waiving dividends, which would make dividend waivers more difficult to secure. For additional discussion regarding the waiver of dividends by the MHC, see “Holding Company Regulation Waivers of Dividend by First Charter, MHC.” The Dodd-Frank Act also requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements should apply to savings and loan holding companies, although it is uncertain at this time whether the FRB will impose such capital requirements sooner. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010.

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

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution instead of aggregate deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended and federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate. The Bank may also invest in certain types of debt securities and certain other assets. A bank also may establish subsidiaries that may engage in certain activities not otherwise permissible for a bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system and meeting certain other requirements) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% (or 200% for certain residual interests in transferred assets), assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual associations where necessary.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

At September 30, 2012, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2012, the Bank was in compliance with the loans-to-one borrower limitations.

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

The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Bank to agency enforcement action for a violation of law. At September 30, 2012, the Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years that is still available for dividends;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC and the FRB have established similar criteria for approving an application or a notice and may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

•

subject to certain exceptions for loan law programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

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

•	adequately capitalized (at least 4% leverage capital (3% for associations with a composite CAMELS rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (except as noted in the bullet point above), 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

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

At September 30, 2012, the Bank met the criteria for being considered “well-capitalized.”

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective categories accordingly.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, and the FDIC must achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase. The Dodd-Frank Act also eliminated the 1.5% maximum fund ratio, and instead gives the discretion of the FDIC the discretion to determine the maximum fund ratio. The FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2012, the annualized Financing Corporation assessment was equal to 0.66 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the fiscal year ended September 30, 2012, the Bank paid $59,000 related to the FICO bonds and was assessed $743,000 pertaining to deposit insurance assessments. Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012, while FICO bond payments were prepaid, one quarter in advance.

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

As of September 30, 2012, outstanding borrowings from the FHLB of Atlanta were $81.0 million and the Bank was in compliance with the stock investment requirement.

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

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRB regulations, a mutual holding company, such as First Charter, MHC and its mid-tier company, such as Charter Financial, may engage in the following activities:

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

(ix) any other activity:

(A) that the FRB by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the FRB, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x) if the savings and loan holding company meets the criteria to qualify as a financial holding company, it may engage in any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the FRB. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank

Act) before the capital requirements should apply to savings and loan holding companies. However, the recent proposed rule that would establish such regulatory capital requirements for savings and loan holding companies failed to acknowledge either the grandfather for trust preferred securities or the five-year transition period for application of the capital requirements to savings and loan holding companies. It is, therefore, uncertain whether the FRB will implement the statutory grandfather and transitional period.

Dividends and Repurchases. The FRB has issued guidance regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the guidance provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by First Charter, MHC. The Dodd-Frank Act requires federally-chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like First Charter, MHC, the FRB “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company. To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form. In September 2011, however, the FRB issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived, which makes dividend waivers more difficult to obtain. Charter Financial ceased paying cash dividends to its stockholders following the cash dividend paid in May 2012.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the MHC or Charter Financial unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the FRB. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB.

Federal Securities Laws

Charter Financial’s common stock is registered with the Securities and Exchange Commission. As a result, Charter Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

If, over the next two to three years, we are unable to replace the revenue we expect to derive from the interest income and continued realization of accretable discounts on our acquired loans and the FDIC receivable with new loans and other interest earning assets, our financial condition and earnings may be adversely affected.

As a result of the three FDIC-assisted acquisitions that we have made and the asset discount bids associated with each acquisition, we anticipate that a significant portion of our income over the next two to three years will be derived from the interest income and continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For the year ended September 30, 2012, we recognized $18.4 million of interest income on covered loans. The accretable discount on the acquired loans will be recognized into interest income over the estimated life of the covered loan portfolio. Furthermore, the discount recorded on the FDIC receivable will be accreted into noninterest income using the level yield method over the estimated life of the receivable. During the period, if we are unable to replace our acquired loans and the related accretion with new performing loans at a similar yield and other interest earning assets due to such reasons as a decline in loan demand or competition from other financial institutions in our markets, our financial condition and earnings, including our interest rate spread, may be adversely affected.

Our business may continue to be adversely affected by downturns in our national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in west-central Georgia, east-central Alabama and the Florida Panhandle. All of our branches and most of our deposit customers are also located in these areas. A continuing decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, Georgia, Alabama and Florida have experienced home price declines, increased foreclosures and high unemployment rates.

A further deterioration or minimal improvement in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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

We may incur additional losses due to downward revisions to our preliminary estimates of the value of assets acquired in our FDIC-assisted acquisitions, the expiration of the loss sharing agreements or due to higher than expected charge-offs with respect to the assets acquired, which may not be supported by our loss-sharing agreements with the FDIC.

We acquired approximately $202.8 million, $322.6 million and $251.8 million of assets in connection with the NCB, MCB and FNB acquisitions, respectively. We marked down these assets to fair value at the date of each acquisition based on preliminary estimates.

There is no assurance that the assets acquired in the NCB, MCB and FNB acquisitions will not suffer further deterioration in value after the date of acquisition, which would require additional charge-offs. We entered into loss sharing agreements with the FDIC that provide that 80% of losses related to the acquired loans and other real estate owned (“covered assets”), up to $82.0 million in losses with respect to the $177.6 million of NCB covered assets, up to $106.0 million in losses with respect to the $262.9 million of MCB covered assets, will be borne by the FDIC and thereafter the FDIC will bear 95% of losses on NCB and MCB covered assets. We also entered into a loss sharing agreement with the FDIC that provides that 80% of losses related to the covered assets of $210.9 million acquired in the FNB transaction will be borne by the FDIC. However, we are not protected from all losses resulting from charge-offs with respect to such covered assets. Internal costs incurred to collect and otherwise resolve covered assets are borne by us and not subject to loss sharing reimbursement. Further, the loss sharing agreements have limited terms ranging from five years for commercial loans to ten years for residential mortgage loans. Therefore, any charge-offs or related losses that we experience after the expiration of the loss sharing agreements will not be reimbursed by the FDIC, including the write down of the FDIC indemnification asset, and would reduce our net income. Finally, if we fail to comply with the terms of the loss sharing agreements, we could lose the right to receive payments on a covered asset from the FDIC under the agreements. See “—Our ability to continue to receive benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements,” below.

Our non-covered commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At September 30, 2012, our portfolio of non-covered commercial real estate, real estate construction, and commercial business loans totaled $313.3 million, or 71.7% of total non-covered loans, compared to $222.0 million, or 50.8% of total loans (all of which were non-covered) at September 30, 2008. At September 30, 2012, the amount of non-covered non-performing non-residential loans was $772,000. At September 30, 2012, our largest non-covered non-residential real estate borrowing relationship was $13.4 million, consisting of a borrower whose collateral was a real estate construction loan. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrowers and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At September 30, 2012, our allowance for loan losses for non-covered loans was $8.2 million, or 1.87% of total non-covered loans and 237.69% of non-covered non-performing loans, compared to $9.4 million, or 2.19% of total non-covered loans and 80.13% of non-covered non-performing loans at September 30, 2011. At September 30, 2012, $3.4 million of nonperforming loans were not covered by loss sharing.

Our level of commercial real estate, real estate construction and commercial business loans is one of the more significant factors in evaluating the allowance for loan losses. These loans may require increased provisions for loan losses in the future, which would decrease our earnings.

Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs would decrease our earnings and adversely affect our financial condition.

We could record future losses on our securities portfolio.

For the years ended September 30, 2012 and 2011, we have recorded $273,000 and $2.3 million, respectively, in other-than-temporary impairment charges on non-government agency collateralized mortgage obligations. At September 30, 2012, our securities portfolio totaled $189.4 million, which included $14.3 million of non-government agency collateralized mortgage obligations with net unrealized losses of $3.4 million. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other-than-temporary, which would result in additional losses that could be material. These factors include, but are not limited to, a continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the underlying borrowers deteriorate. These securities have limited liquidity and additional impairment charges may be required in future periods. Deterioration in private label securities or changes in regulatory capital requirements may reduce our regulatory capital or increase classified assets.

If our problem assets increase, our earnings will decrease.

At September 30, 2012, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) not covered by loss sharing agreements consisted of $3.5 million of loans and $2.1 million of foreclosed real estate. As of September 30, 2012, we also had covered foreclosed real estate of $21.0 million. In addition, our non-covered classified assets (consisting of substandard loans and securities, doubtful loans and loss assets) totaled $39.5 million at September 30, 2012. Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our real estate owned. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

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

In instances where the FDIC’s consent is required under the loss share agreements, the FDIC may withhold its consent to such transactions or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, this may cause us not to engage in a corporate transaction that might otherwise benefit our stockholders or we may elect to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of our loss share agreements with the FDIC.

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

Additional FDIC-assisted acquisition opportunities may not become available and competition from other bidders may make it more difficult for us to successfully bid on failed bank transactions on terms we consider acceptable.

Our near-term business strategy includes the pursuit of potential acquisitions of failing banks that the FDIC plans to place in receivership. Many of the banks placed in receivership do not meet our strategic objectives. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer’s risk of loss on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the nondeposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks is competitive, and the competition may make it more difficult for us to bid on terms we consider to be acceptable. Many of these competing bidders will have more capital and other resources than CharterBank.

The FDIC or the Office of the Comptroller of the Currency, our primary federal regulator, could condition our ability to acquire a failed depository institution on our compliance with additional requirements.

We may seek to acquire one or more additional failed depository institutions from the FDIC. As the agency responsible for resolving failed depository institutions, the FDIC has the discretion to determine whether a party is qualified to bid on a failed institution. On August 26, 2009, the FDIC adopted a Statement of Policy on Qualifications for Failed Bank Acquisitions that sets forth a number of significant restrictions and requirements as a condition to the participation by certain “private investors” and institutions in the acquisition of failed depository institutions from the FDIC. Among the requirements would be that CharterBank maintain higher capital ratios for a three-year period following the acquisition of a failed depository institution from the FDIC, which would impair our ability to grow in the future without obtaining additional capital. Based on our interpretation of the Statement of Policy, we do not believe the provisions of the Statement of Policy would apply to us. However, if the FDIC were to adopt similar provisions that would apply to us, and we were unwilling to comply with such conditions, then we would not be permitted to acquire failed institutions from the FDIC. Additionally, we must obtain permission from the Office of the Comptroller of the Currency to bid on failed depository institutions and such permission may be withheld under certain circumstances.

Acquisitions, including any additional FDIC-assisted acquisitions, could disrupt our business and adversely affect our operating results.

On June 26, 2009 we entered into an agreement with the FDIC to acquire assets from Neighborhood Community Bank with a fair value of approximately $196.7 million and assume liabilities from such bank with a fair value of approximately $196.7 million. We also acquired four branches of NCB in the transaction, one of which has been closed. On March 26, 2010, we entered into an agreement with the FDIC to acquire assets of McIntosh Commercial Bank with a fair value of approximately $316.2 million and assume liabilities from such bank with a fair value of approximately $310.6 million. We also acquired four branches of MCB in the transaction, three of which have been closed. On September 9, 2011, we entered into an agreement with the FDIC to acquire assets of First National Bank of Florida with a fair value of approximately $249.0 million and assume liabilities from such bank with a fair value of approximately $248.3 million. We also acquired eight branches of FNB in the transaction, five of which have been closed. We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business, which may or may not include loss sharing transactions. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•	Potential exposure to unknown or contingent liabilities we acquire;

•	Exposure to potential asset quality problems of the acquired financial institutions, businesses or branches;

•	Difficulty and expense of integrating the operations and personnel of financial institutions, businesses or branches we acquire;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of financial institutions, businesses or branches we acquire;

•	Difficulty in safely investing any cash generated by the acquisition;

•	Inability to utilize potential tax benefits from such transactions;

•	Difficulty in estimating the fair value of the financial institutions, businesses or branches to be acquired which affects the profits we generate from the acquisitions; and

•	Potential changes in banking or tax laws or regulations that may affect the financial institutions or businesses to be acquired.

Our management team’s strategies for the enhancement of stockholder value may not succeed.

Our management team is taking actions to enhance stockholder value, including consolidating branches, reviewing personnel, developing new products, and continuing to review FDIC-assisted acquisition opportunities. In addition, we intend to focus on opportunities for cross selling products to existing customers in an effort to deepen our “share of wallet.” These actions may not enhance stockholder value.

As a community bank, our recruitment efforts may not be sufficient enough to implement our business strategy and execute successful operations.

As we continue to grow, we may find our recruiting efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to successfully implement our business strategy. Additionally, we may be unable to grow efficiently and effectively.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Historically, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. As a result, rates paid on our interest-bearing liabilities have decreased more quickly than the rates we pay on the loans we have originated and the securities we have purchased. Consequently, our interest rate spreads have increased in the short term. However, our ability to reduce our interest expense is now highly limited compared to the ability for average yields on our interest-earning assets to continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our interest rate spreads and our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which would adversely affect our profitability.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2012, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $189.4 million. Net unrealized gains on these securities totaled $308,000 at September 30, 2012.

Additionally, a majority of our single-family mortgage loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, which would increase the possibility of default.

Strong competition and changing banking environment may limit growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do even while playing a rapidly increasing role in the financial services industry, which could ultimately limit our growth, profitability and stockholder value. Our profitability depends upon our ability to successfully compete in our market areas and adapt to the ever changing banking environment.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•

the Office of the Comptroller of the Currency became the primary federal regulator for federal savings associations such as CharterBank (replacing the Office of Thrift Supervision), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Charter Financial and First Charter, MHC;

•

effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. This change has increased our interest expense;

•

the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, recently proposed rules would not provide such a transition period for savings and loan holding companies. See “Supervision and Regulation—Capital Requirements;

•

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•

a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like CharterBank, will be examined by their applicable bank regulators; and

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would require us to maintain higher levels of assets that earn less interest and dividend income and returns on stockholders’ equity would suffer.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The Office of the Comptroller of the Currency subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to CharterBank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to CharterBank.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for CharterBank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers, could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

The Federal Reserve Board may issue final rules that would adversely affect First Charter, MHC’s ability to waive dividends, which would adversely affect our ability to pay dividends and the value of our common stock.

The value of Charter Financial’s common stock is significantly affected by our ability to pay dividends to our public shareholders, which is affected by our earnings and cash resources at the holding company level and by the ability of CharterBank to make capital distributions to Charter Financial. Moreover, our ability to pay dividends and the amount of any such dividend is affected by the ability of First Charter, MHC, our mutual holding company, to waive the receipt of dividends declared by Charter Financial. First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash resources to pay dividends to our public stockholders than if First Charter, MHC had accepted such dividends.

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like First Charter, MHC, the FRB “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company. To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form. In September 2011, however, the FRB issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived. While the final rule has not been issued we believe that a depositor vote will be required annually to waive be dividends. This limits the capacity of Charter Financial to pay dividends.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by increasing ongoing compliance costs and restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

Moreover, bank regulatory agencies have responded aggressively to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, recent regulatory changes to our overdraft protection programs could decrease the amount of fees we receive for these services. For the years ended September 30, 2012 and 2011, overdraft protection fees totaled $3.8 million and $3.4 million, respectively. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. Regulations limit interchange fees for banks with assets of more than $10.0 billion. It is unclear whether in the future these limits will apply to smaller banks such as CharterBank.

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

Any requested or required changes in how we determine the impact of loss share accounting on our financial statements could have a material or adverse effect on our reported results.

Our financial results are significantly based on loss share accounting, which is subject to assumptions and judgments made by us. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology may be revised at the request of various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to change. Any significant change in such information could have a material adverse effect on our results of operations and our previously reported results.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of: fraud by employees or persons outside our company; the execution of unauthorized transactions by employees: errors relating to transaction processing and technology; breaches of the internal control systems and compliance requirements; and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our financial condition and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in violations of consumer privacy laws including the Gramm-Leach-Bliley Act, cause significant liability to us and give reason for existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage and potential liability, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market area is located in the southeastern region of the United States and is susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and man-made disasters. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our administrative office in West Point, Georgia, our branch offices in west-central Georgia, East-central Alabama, the Florida Panhandle and our cashless branch office in Norcross, Georgia. Our Georgia branch offices are located in Carrollton, LaGrange (three offices), Newnan (two offices), Peachtree City and West Point, and our Alabama branches are located in Auburn (two offices), Opelika and Valley. Our Florida Branch offices are in Milton, Pace, and Pensacola. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $23.6 million at September 30, 2012.

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

	Price Per Share		Cash Dividend Declared
	High	Low
Fiscal 2012
Fourth quarter	$10.00	$8.79	$0.00
Third quarter	9.90	8.62	0.05
Second quarter	9.99	8.96	0.00
First quarter	10.36	9.00	0.05

Fiscal 2011
Fourth quarter	$9.70	$9.12	$0.05
Third quarter	10.00	9.73	0.05
Second quarter	11.05	10.65	0.05
First quarter	8.99	8.90	0.05

Holders.

As of December 5, 2012, there were approximately 454 holders of record of our common stock.

Dividends.

Charter Financial started paying a quarterly cash dividend in September 2002. Beginning with the dividend paid for the quarter ended March 31, 2010, we reduced our quarterly dividend from $0.25 per share to $0.05 per share. The reduction of the dividend reflects our decision to pursue opportunities for deployment of capital in FDIC-assisted transactions such as the Neighborhood Community Bank, McIntosh Commercial Bank and The First National Bank of Florida transactions. The dividend rate and the continued payment of dividends will primarily depend on our earnings, alternative uses for capital, such as FDIC-assisted transactions, capital requirements, acquisition opportunities, our financial condition and results of operations, statutory and regulatory limitations affecting dividends and the policies of the Board of Governors of the Federal Reserve System (“FRB”) regarding dividend waivers by federal mutual holding companies, like First Charter, MHC, that waived dividends prior to December 1, 2009, and, to a lesser extent, tax considerations and general economic conditions. Charter Financial discontinued the quarterly dividend after the dividend paid in May 2012.

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

When Charter Financial pays dividends on its common stock to public shareholders, it is also required to pay dividends to First Charter, MHC, unless First Charter, MHC elects to waive the receipt of dividends. When it was supervised by the Office of Thrift Supervision, First Charter, MHC generally waived its right to dividends on the shares of Charter Financial that it owns, which means that Charter Financial had more cash resources to pay dividends to its public shareholders than if First Charter, MHC accepted such dividends. The Dodd-Frank Act provides that a mutual holding company is required to give the FRB notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. The Dodd-Frank Act, however, further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as First Charter, MHC, that waived dividends prior to December 1, 2009. The FRB has issued an interim final rule providing that, pursuant to the Dodd-Frank Act grandfathering provision, it “may not” object to dividend waivers under similar requirements applied by the Office of Thrift Supervision, the previous regulator of federal mutual holding companies, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The FRB has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of First Charter, MHC to waive dividends in the future, should any dividends be declared by the Charter Financial, is uncertain. See “The Federal Reserve Board may issue final rules that would adversely affect First Charter, MHC’s ability to pay dividends, which would adversely affect the value of our common stock,” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In addition, pursuant to applicable regulations, during the three-year period following our stock offering in September, 2010, we will not take any action to declare an extraordinary dividend to shareholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Securities Authorized for Issuance under Equity Compensation Plans.

See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2012 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. The information at September 30, 2012 and 2011 and for the years ended September 30, 2012, 2011 and 2010 is derived in part from the audited consolidated financial statements that appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC.

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,032,220	$1,171,710	$1,186,082	$936,880	$801,501
Non-covered loans receivable, net (1)	472,676	419,979	451,231	462,786	428,472
Covered loans receivable, net (2)	166,228	235,050	148,139	89,764	—
Investment and mortgage securities available for sale (3)	189,379	158,737	133,183	206,061	277,139
Core deposits (4)	456,292	447,176	313,170	216,902	169,499
Retail deposits (5)	779,397	883,389	739,691	463,566	356,237
Total deposits	800,262	911,094	823,134	597,634	420,175
Total borrowings	81,000	110,000	212,000	227,000	267,000
Total equity	$142,521	$139,416	$136,876	$99,345	$102,302
Tangible total equity	136,915	133,263	130,532	93,077	96,988

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operating Data:
Interest and dividend income	$48,101	$45,786	$49,959	$40,340	$46,377
Interest expense	10,589	15,228	22,758	22,599	26,771

Net interest income	37,512	30,558	27,201	17,741	19,606
Provision for loan losses	3,300	1,700	5,800	4,550	3,250
Provision for loan losses on covered loans	1,202	1,200	420	—	—

Net interest income after provision for loan losses	33,010	27,658	20,981	13,191	16,356
Total noninterest income	12,915	9,283	17,510	12,011	18,950
Total noninterest expenses	40,307	33,942	30,469	22,581	20,284

Income before provision for income taxes	5,618	2,999	8,022	2,621	15,022
Income tax expense	639	694	2,087	306	4,491

Net income	$4,979	$2,305	$5,935	$2,315	$10,531

Per Share Data:
Basic earnings per share	$0.28	$0.13	$0.32	$0.13	$0.55
Fully diluted earnings per share	$0.28	$0.13	$0.32	$0.12	$0.55
Dividends declared per share	$0.10	$0.20	$0.40	$1.00	$1.75

(1)	Excludes “covered loans” acquired from the FDIC subject to loss-sharing agreements. See Note 5 to the Notes to our Consolidated Financial Statements. Loans shown are net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.
(2)	Consists of loans acquired from the FDIC subject to loss sharing agreements. See Note 5 to the Notes to our Consolidated Financial Statements.
(3)	Includes all CharterBank investment and mortgage securities available for sale.
(4)	Core deposits consist of transaction accounts, money market accounts and savings accounts.
(5)	Retail deposits include core deposits and certificates of deposit other than brokered and wholesale certificates of deposit.

At or For the Years Ended September 30,
2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.46%	0.22%	0.56%	0.27%	1.16%
Return on average equity (ratio of net income to average equity)	3.58%	1.67%	5.62%	2.25%	6.23%
Interest rate spread (1)	4.12%	3.53%	3.30%	2.08%	1.47%
Net interest margin (2)	4.17%	3.59%	3.19%	2.35%	2.32%
Efficiency ratio (3)	79.93%	85.32%	79.16%	75.90%	52.61%
Non-interest expense to average total assets	3.75%	3.34%	2.89%	2.68%	2.23%
Average interest-earning assets as a ratio of average interest-bearing liabilities	1.05	x	1.04	x	0.89	x	1.09	x	1.27	x
Average equity to average total assets	12.95%	13.43%	10.03%	12.12%	18.56%
Dividend payout ratio (5)	27.50%	83.82%	27.29%	153.79%	66.97%

Asset Quality Ratios (4) (6):

Non-covered Assets (4):
Non-performing assets to total assets (6)	0.66%	1.99%	2.33%	2.16%	1.68%
Non-performing loans to total loans	0.79%	2.72%	2.55%	2.82%	2.47%
Allowance for loan losses as a ratio of non-performing loans	2.38	x	0.80	x	0.84	x	0.71	x	0.77	x
Allowance for loan losses to total loans	1.87%	2.19%	2.12%	1.98%	1.89%
Net charge-offs as a percentage of average non-covered loans outstanding	0.86%	0.48%	0.90%	0.71%	0.24%

Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	19.22%	24.36%	21.53%	15.71%	18.15%
Tier I capital (to risk-weighted assets)	17.97%	23.10%	20.28%	14.65%	16.90%
Tier I capital (to average assets)	12.16%	10.68%	10.21%	9.30%	10.51%

Consolidated Capital Ratios:
Total equity to total assets	13.81%	11.90%	11.42%	10.49%	12.76%
Tangible total equity to total assets	13.26%	11.38%	10.98%	9.99%	12.18%

Other Data:
Number of full service offices	16	18	16	14	10
Full time equivalent employees	292	294	260	209	178

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Covered assets consist of assets of Neighborhood Community Bank, McIntosh Commercial Bank, and The First National Bank of Florida acquired from the FDIC subject to loss sharing agreements. Non-covered assets consist of assets other than covered assets. See Note 3 to the Notes to our Consolidated Financial Statements.
(5)	The dividend payout ratio represents total dividends declared and not waved per share divided by total net income. The following table sets forth the aggregate cash dividends paid per period and the amount of dividends paid to public stockholders and to First Charter, MHC:

	For the Year Ended September 30,
	2012	2011	2010	2009	2008
Dividends paid to public stockholders	$649,331	$1,340,899	$1,040,926	$2,651,554	$5,656,953
Dividends paid to First Charter, MHC	722,896	600,000	600,000	750,000	1,500,000

Total dividends paid	$1,372,227	$1,940,899	$1,640,926	$3,401,554	$7,156,953

First Charter, MHC waived dividends of $423,000, $1.7 million, $5.7 million, $28.7 million and $26.3 million during the years ended September 30, 2012, 2011, 2010, 2009 and 2008, respectively.

(6)	We also have $21.9 million of covered other real estate owned, representing 2.1% of consolidated assets. Loss sharing agreements cover any losses upon disposition of such assets at either 95% or 80%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

As a result of our loan underwriting policies, management believes that we have not suffered the same level of loan losses during the current economic downturn as many financial institutions in our market area. Consequently, we have recently been able to take advantage of attractive low-risk opportunities to enhance our banking franchise through the purchase of distressed banking franchises from the FDIC.

Our net income increased $2.7 million and totaled $5.0 million for the year ended September 30, 2012, from $2.3 million for the year ended September 30, 2011. The increase in net income for fiscal 2012 resulted primarily from increases in net interest income, noninterest income and a reduction in income tax expense, partially offset by an increase in our provision for non-covered loan losses and an increase in noninterest expense. Net interest income increased $7.0 million to $37.5 million for the year ended September 30, 2012 due to the covered loans acquired in the FNB acquisition in September 2011 and a reduction in the cost of funds as a result of the low interest rate environment and a reduction in FHLB borrowings. Noninterest income increased $3.6 million to $13.0 million for the year ended September 30, 2012 due primarily to a $2.0 million reduction in other-than-temporary impairment charges and an increase of $1.2 million in fees on checking accounts. Our provision for non-covered loan losses was $3.3 million for the year ended September 30, 2012 as compared to $1.7 million for the year ended September 30, 2011 as a result of an increase in net charge-offs due in part to $1.2 million in charge-offs of specific allowances of impaired loans as required by Office of the Comptroller of the Currency policy. Noninterest expense increased $6.4 million to $40.3 million for the year ended September 30, 2012 due primarily to the cost of operating, integrating and managing the assets acquired from the FDIC as receiver of FNB in September 2011.

Our business is affected by prevailing general and local economic conditions, particularly market interest rates, and by government policies concerning, among other things, monetary and fiscal affairs and housing. In addition, we are subject to extensive regulations applicable to financial institutions, lending and other operations, privacy, and consumer disclosure.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. This 58-year history in the community, combined with management’s extensive experience and adherence to conservative underwriting standards through numerous business cycles, has enabled us to maintain a strong capital position with favorable credit quality metrics despite the economic downturn.

We believe that the current economic and financial services environment presents a significant opportunity for us to grow our retail banking operations, in particular through FDIC-assisted acquisitions of troubled financial institutions, such as our acquisitions of NCB, MCB, and FNB in June 2009, March 2010, and September 2011, respectively. Through these transactions, we acquired sixteen full-service branch offices, of which seven were retained. We also acquired deposits of $721.0 million in the three transactions. In each of the FDIC-assisted acquisitions, we participated in a competitive bid process in which we offered an asset discount bid on net assets acquired and no deposit premium. We also entered into loss sharing agreements with the FDIC which cover a majority of the assets acquired (referred to as “covered assets”) and provide for substantial protection on losses associated with the covered assets. See “FDIC-Assisted Acquisitions” below. We anticipate that the prevailing weakness in the banking sector and the slow economic recovery in our market area will provide additional opportunities for us to participate in FDIC-assisted transactions and believe that purchasing distressed banking assets from the FDIC provides us with a low-risk opportunity to enhance our banking franchise.

Based on the persistent challenges presented by the economic and regulatory climate along with increased compliance costs and an accelerated need for economies of scale, we expect there to be a significant amount of unassisted consolidation in our banking markets which we intend to explore as opportunities arise. We believe that our strong financial condition and capital position are desirable traits for smaller community banking institutions seeking a merger partner. As a result, while we will continue to analyze opportunities for FDIC-assisted transactions, these transactions will not be available for an indefinite period of time and therefore we will also look to fill out the franchise through conservatively structured unassisted transactions. Our knowledge of the marketplace and our experienced management team, together with our experience in managing problem assets acquired from the FDIC in the NCB, MCB, and FNB transactions position us to take advantage of future opportunities to acquire troubled and other financial institutions in our market area.

From January 1, 2009 through September 30, 2012, 432 banking institutions failed in the United States, including 59 failures that have occurred in the state of Georgia. We believe that purchasing distressed banking assets from the FDIC provides us with a low-risk opportunity to enhance our banking franchise, and we intend to evaluate such opportunities as they arise. We believe that there are numerous banks within or adjacent to our target market areas that are subject to various enforcement actions and that have increasing levels of non-performing assets and declining capital levels. Our knowledge of the marketplace and our experienced management team, together with our experience in managing problem assets acquired from the FDIC in the NCB, MCB, and FNB transactions and our capital level, position us to take advantage of future opportunities to acquire troubled financial institutions in our market area.

Key aspects of our business strategy include the following:

•

Leverage capital through disciplined acquisitions. The economy and banking industry in our market area of west-central Georgia, east-central Alabama and the Florida Panhandle continue to face significant challenges as many banks have experienced capital constraints and liquidity challenges as a result of incurring significant losses due to credit quality issues. We believe that these challenges create strategic growth opportunities for us, and our discipline and selectivity in identifying target franchises, along with our successful history of working with the FDIC, such as in the NCB, MCB and FNB transactions, and the additional capital raised through this offering will provide us an advantage in pursuing and consummating future acquisitions. We intend to leverage our capital base and acquisition experience to selectively pursue FDIC-assisted acquisitions and conservatively structured unassisted transactions of select franchises that present attractive risk-adjusted returns. In addition, future acquisitions will enable us to further utilize our substantial infrastructure devoted to the workout of special assets and administration of loss share agreements.

•

Expand our retail banking franchise. Our focus is on growing our retail banking presence throughout the markets in west-central Georgia, east-central Alabama, and the Florida Panhandle, including our expanded retail footprint resulting from the NCB, MCB and FNB acquisitions, while reducing reliance on wholesale funding sources. Since September 30, 2010 we have reduced FHLB borrowings by $131.0 million and certificates of deposit by $166.0 million in our efforts to fund our balance sheet with core deposits (comprised of transaction, savings and money market accounts). Over this same time period we have increased core deposits from $313.2 million to $456.3 million while lowering our cost of funds from 2.43% for the year ended September 30, 2010 to 1.14% for the year ended September 30, 2012. These deposits provide a low cost source of funds for our lending operations, as well as a potential source of fee income.

We intend to build a diversified balance sheet, positioning us as a full-service community bank that offers both retail and commercial loan and deposit products to all markets within the I-85 corridor and the adjacent and other markets resulting from our acquisitions of NCB, MCB, and FNB. Moreover, we expect that the high level of customer service and expanded product offerings we provide, as well as our capital strength and financial position in an otherwise distressed banking market, will also facilitate organic growth and an opportunity to increase market share.

•	Quality customer service and convenience. In order to proactively address the needs of our clients, we continue to make and build out investments in infrastructure and technology to improve transactional efficiencies and minimize the amount of time required for customers to complete regular banking activities, such as making a deposit at a branch drive-thru. In addition, the customer experience is enhanced for in-branch transactions as unique amenities such as child-friendly play areas, coffee cafes and change counters combine banking activities with everyday realities. To further emphasize convenience for our customers, we offer extended hours at the majority of our offices and alternative banking delivery systems, such as internet banking, that allow customers to pay bills, transfer funds and monitor account balances at any time. Additionally, we strive to create tailored products and services that are designed to meet the changing needs of our customers, such as our Rewards checking program discussed under the heading “Business of Charter Financial Corporation and CharterBank—Sources of Funds.”

•

Maintain strong asset quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began a few years ago contributed to an increase in problem assets, management’s primary objective has been to expeditiously reduce the level of nonperforming and classified assets through diligent monitoring and aggressive resolution efforts, including problem covered assets of NCB, MCB and FNB. The results of this effort are evidenced by our asset quality at September 30, 2012, with $5.6 million of non-performing assets not covered by loss sharing which represented 0.66% of total non-covered assets, and has declined $10.2 million from $15.8 million reported at September 30, 2011. Our ratio of allowance for loan losses to non-covered non-performing loans was 237.69% at September 30, 2012.

We have established dedicated problem asset resolution teams with experienced leadership to resolve nonperforming assets and classified assets acquired in the NCB, MCB and FNB transactions. While the majority of these nonperforming assets do not pose a significant credit risk because they are substantially covered under loss sharing agreements with the FDIC, reducing the amount of contractually non-performing assets acquired in the NCB, MCB and FNB acquisitions will reduce the cost of carrying these assets. Covered loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, covered loans that are contractually past due are still considered to be accruing and performing loans. See “—Asset Quality.”

•

Focus on relationship-driven banking. We are focused on meeting the financial needs of our customer base through offering a full complement of loan, deposit and online banking solutions (i.e. internet banking and mobile banking). Over the years we have introduced new products and services in order to more fully serve and deepen the relationship with customers which has enabled us to grow our core deposit base, which generally represents a customer’s primary banking relationship. Our quality customer relationships and core competencies provide opportunities for cross selling products to existing customers in an effort to deepen our “share of wallet” and we intend to actively develop such opportunities.

•

Scalable operating platform. We have committed significant resources to establish a scalable platform to accommodate future growth. The investments made thus far in systems and personnel will enable us to achieve improved operational efficiencies, with minimal additional investments, as we continue to integrate the assets and liabilities from recent acquisitions. In particular, our investment in operations required to integrate and manage the assets and liabilities acquired in FDIC-assisted transactions are largely fixed, allowing us to leverage existing systems and personnel to drive a higher return on similar investments in the future. Our acquisitions of NCB in June 2009, MCB in March 2010, and FNB in September 2011 highlight our ability to capitalize on opportunities that offer attractive risk-adjusted returns and provide a template for future acquisitions. We have closed 11 branch locations, nine of which were acquired in FDIC acquisitions, since 2009 as part of efforts to improve operational efficiency and will continue to focus our attention on other initiatives to increase franchise value.

FDIC-Assisted Acquisitions

Neighborhood Community Bank. On June 26, 2009, we entered into an agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of Neighborhood Community Bank, a full service commercial bank headquartered in Newnan, Georgia. The NCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. The acquisition of NCB’s four full-service branches, one of which has been closed, has expanded our market presence in west central Georgia within the I-85 corridor region in which we are seeking to expand.

We assumed $195.3 million of liabilities, including $181.0 million of deposits with no deposit premium paid. The liabilities assumed by us also included $13.0 million of Federal Home Loan Bank advances and $981,000 of other liabilities. We acquired approximately $202.8 million of NCB’s assets, including $159.9 million in loans, net of unearned income, and $17.7 million of real estate owned at a discount of $26.9 million of fair value and other adjustments. The assets acquired also included $43.9 million of cash and cash equivalents, securities, Federal Home Loan Bank stock and other assets, including $19.4 million in cash that was received from the FDIC.

Under agreements with the FDIC, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $82.0 million. The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years and are subject to certain servicing procedures as specified in the agreements with the FDIC. In addition to the $26.9 million of fair value discounts, we initially recorded an indemnification asset from the FDIC in the amount of $50.0 million as part of the loss sharing agreements. Subsequent to initial recognition, an additional $20.6 million was recorded to increase the indemnification asset because of increased estimates of expected credit losses on covered assets. We have received $59.7 million in cash from the FDIC in loss sharing through September 30, 2012 relating to NCB agreements.

We determined current fair value accounting estimates of the acquired assets and liabilities in accordance with accounting requirements for acquisition transactions. We expect that we now have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer, liquidation of collateral, or under the FDIC loss sharing agreements) to cover losses on the covered loans and other real estate. We have further recorded a FDIC receivable for losses expected to be indemnified by the FDIC. Furthermore, we expect to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. No goodwill or bargain purchase gain was recorded in the transaction.

Assets covered by loss sharing, at fair value or net of acquisition discounts decreased from $132.0 million at acquisition to $36.9 million at September 30, 2012. Loss estimates were increased by $7.8 million on covered loans and $3.5 million on covered other real estate owned in fiscal 2012 compared to $6.0 million and $0, respectively, in fiscal 2011. This resulted in expensing provisions for losses of $889,000 for covered loans and $210,000 for covered other real estate owned for fiscal 2012 compared to $1.2 and $0, respectively, in fiscal 2011. Cumulatively, we have received $59.7 million in cash reimbursements from the FDIC and have a remaining FDIC indemnification receivable of $11.0 million at September 30, 2012.

The former NCB franchise is currently operating under the CharterBank name. Since the acquisition, retail customer deposits have increased slightly through September 30, 2012, which significantly exceeded the pre-acquisition planning targets.

McIntosh Commercial Bank. On March 26, 2010, we entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of McIntosh Commercial Bank, a full-service commercial bank headquartered in Carrollton, Georgia. The MCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of one of MCB’s four full-service branches has expanded our market presence in west central Georgia within the I-85 corridor region and adjacent areas in which we are seeking to expand.

We assumed $306.2 million of liabilities, including $295.3 million of deposits with no deposit premium paid. The liabilities assumed by us also included $9.5 million of FHLB advances and other borrowings and $1.4 million of other liabilities. We acquired approximately $322.6 million of MCB’s assets, including $207.6 million in loans, net of unearned income, and $55.3 million of real estate owned at a discount of $53.0 million. The assets acquired also included $68.9 million of cash and cash equivalents and $27.4 million of securities and other assets.

Under agreements with the FDIC, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $106.0 million. The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years. We initially recorded an indemnification asset from the FDIC in the amount of $108.3 million as part of the loss sharing agreements which reflected the present value of the expected net cash reimbursement related to the loss sharing agreements.

We determined current fair value accounting estimates of the acquired assets and liabilities in accordance with new accounting requirements for business combinations under which the assets acquired and liabilities assumed are recorded at their respective acquisition date fair values. It is expected that we will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer or liquidation of collateral) to cover any losses on the covered loans. We have further recorded a FDIC receivable for losses expected to be indemnified by the FDIC and also loan nonaccretable discounts for such credit losses. Furthermore, we expect to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. In addition, we recorded noninterest income of approximately $9.3 million in a pre-tax bargain purchase gain as a result of the MCB transaction which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed.

The following table shows adjustments to the fair value of the assets and liabilities acquired and the resulting gain from the MCB acquisition as of March 26, 2010.

	As Recorded by MCB		Fair Value Adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$32,285,757		$36,629,236	(1)	$68,914,993
FHLB and other bank stock	1,321,710		(200,410)	(2)	1,121,300
Investment securities	24,744,318		(75,028)	(3)	24,669,290
Loans, net of unearned income	207,644,252		(110,645,341)	(4)	96,998,911
Other real estate owned	55,267,968		(40,136,424)	(5)	15,131,544
FDIC receivable for loss sharing agreements	—		108,252,007	(6)	108,252,007
Core deposit intangible	—		258,811	(7)	258,811
Other assets	1,313,923		(427,702)	(8)	886,221

Total assets acquired	$322,577,928		$(6,344,851)		$316,233,077

Liabilities:
Deposits:
Noninterest-bearing	$5,443,673		$—		$5,443,673
Interest-bearing	289,862,953		683,100	(9)	290,546,053

Total Deposits	295,306,626		683,100		295,989,726
FHLB advances and other borrowings	9,491,486		—		9,491,486
Deferred tax liability	—		3,737,126	(10)	3,737,126
Other liabilities	1,409,048		—		1,409,048

Total liabilities assumed	306,207,160		4,420,226		$310,627,386

Excess of assets acquired over liabilities assumed	$16,370,768	(11)

Aggregate fair value adjustments			$(10,765,077)

Net assets of MCB acquired					$5,605,691

(1)	Adjustment reflects the initial funds received from the FDIC on the acquisition date.
(2)	Adjustment reflects the estimated fair value of other bank stock.
(3)	Adjustment reflects fair value adjustments based on our evaluation of the acquired investment securities portfolio.
(4)	Adjustment reflects fair value adjustments based on our evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.
(5)	Adjustment reflects the estimated other real estate owned losses based on our evaluation of the acquired other real estate owned portfolio.
(6)	Adjustment reflects the estimated fair value of payments we will receive from the FDIC under the loss sharing agreements.
(7)	Adjustment reflects the estimated fair value of acquired core deposit intangible.
(8)	Adjustment reflects the estimated fair value adjustment of other assets.
(9)	Adjustment reflects fair value adjustments based on our evaluation of the acquired time deposit portfolio.
(10)	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.
(11)	Represents the excess of assets acquired over liabilities assumed; since the asset discount bid of $53.0 million exceeded this amount, the difference resulted in a cash settlement from the FDIC on the acquisition date.

Accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the MCB acquisition as uncertainty regarding collectability of future contractual payments are incorporated into the fair value measurement. On the March 26, 2010 acquisition date, the estimate of the contractually required principal payments receivable for all impaired loans acquired from MCB was $136.9 million, and the estimated fair value of such loans was $50.4 million. The impaired MCB loans were generally valued based on the liquidation value of the underlying collateral because most of the loans are collateral dependent. We established credit risk related discounts (nonaccretable) of $73.8 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans. Our estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the MCB acquisition was $70.8 million, and the estimated fair value of the loans was $46.6 million. We established credit risk related nonaccretable discounts of $18.9 million on these non-impaired loans. In our estimate of cash flows for the MCB loans, we also recorded accretable discounts of $5.3 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents cash flows expected to be collected. As of the acquisition date, we also recorded a net FDIC receivable of $108.3 million, which reflected the present value of the expected net cash reimbursement under the loss sharing agreements for covered loans and other real estate. Such receivable has been discounted by $1.7 million for the expected timing of receipt of these cash flows.

Assets covered by loss sharing, at fair value or net of nonaccretable discount decreased from $112.1 million at acquisition to $41.9 million at September 30, 2012. Loss estimates were increased by $3.5 million on covered other real estate owned in fiscal 2012 and resulted in expensing provisions for losses on such assets of $175,000 for fiscal 2012. There were no such loss estimate increases or provisions on covered loans in fiscal 2012 or covered assets in fiscal 2011.

The First National Bank of Florida. On September 9, 2011, we entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of The First National Bank of Florida a full-service commercial bank headquartered in Milton, Florida. The FNB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of three of FNB’s eight full-service branches has expanded our market presence in the northwestern Florida Panhandle region and adjacent areas in which we are seeking to expand.

We assumed $247.5 million of liabilities, including $244.7 million of deposits. We acquired approximately $251.8 million of FNB’s assets, including $185.9 million in loans, net of unearned income, and $24.9 million of other real estate owned. The assets acquired also included $49.3 million of cash and cash equivalents and $13.0 million of securities.

Under agreements with the FDIC, as part of the Purchase and Assumption Agreement, CharterBank and the FDIC entered into two loss sharing agreements—one for single family loans, and one for all other loans and other real estate owned. Under the loss sharing agreements, the FDIC will cover 80% of covered loan and other real estate owned losses, with the exception of $900,259 (contractual balance) in consumer loans. The term for loss sharing on residential real estate loans and other real estate owned is ten years, while the term for loss sharing on non-residential real estate loans and other real estate owned is five years in respect to losses and eight years for loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, accrued interest on loans for up to 90 days from the date of the transaction, the book value of other real estate owned from the date of the transaction and certain direct costs. New loans made after the date of the transaction are not covered by the loss sharing agreements.

We determined current fair value accounting estimates of the acquired assets and liabilities in accordance with accounting requirements for business combinations under which the assets acquired and liabilities assumed are recorded at their respective acquisition date fair values. It is expected that we will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer or liquidation of collateral) to cover losses on the covered loans. We have further recorded a FDIC receivable for losses expected to be indemnified by the FDIC. Furthermore, we expect to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. In addition, we recorded noninterest income of approximately $1.1 million in a pre-tax bargain purchase gain as a result of the FNB transaction which represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The following table shows adjustments to the fair value of the assets and liabilities acquired and the resulting gain from the FNB acquisition as of September 9, 2011.

	As Recorded by FNB		Fair Value Adjustments		As Recorded by CharterBank
Assets:
Cash and due from banks	$25,689,080		$23,637,211	(1)	$49,326,291
FHLB and FRB stock	993,612		—		993,612
Investment securities available for sale	13,002,568		(97,407)	(2)	12,905,161
Loans, net of unearned income	185,927,300		(61,459,964)	(3)	124,467,336
Other real estate owned	24,943,178		(17,387,076)	(4)	7,556,102
FDIC receivable for loss sharing agreements	—		51,555,999	(5)	51,555,999
Core deposit intangible	—		1,134,697	(6)	1,134,697
Other assets	1,291,037		(251,246)	(7)	1,039,791

Total assets acquired	$251,846,775		$(2,867,786)		$248,978,989

Liabilities:
Deposits	244,715,032		—		244,715,032
Deferred tax liability	—		420,919	(9)	420,919
Other liabilities	2,768,954		400,000	(10)	3,168,954

Total liabilities assumed	247,483,986		820,919		$248,304,905

Excess of assets acquired over liabilities assumed	$4,362,789	(8)

Aggregate fair value adjustments			$(3,688,705)

Net assets of FNB acquired					$674,084

(1)	Adjustment reflects the initial wire received from the FDIC adjusted for overpayment by the FDIC on the acquisition date.
(2)	Adjustment reflects fair value adjustments based on our evaluation of the acquired investment securities portfolio.
(3)	Adjustment reflects fair value adjustments based on our evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.
(4)	Adjustment reflects the estimated other real estate owned losses based on our evaluation of the acquired other real estate owned portfolio.
(5)	Adjustment reflects the estimated fair value of payments we will receive from the FDIC under loss sharing agreements. The receivable was recorded at present value of the estimated cash flows using an average discount rate of approximately two percent.
(6)	Adjustment reflects fair value adjustments to record the estimated core deposit intangible.
(7)	Adjustment reflects fair value adjustments to record certain other assets acquired in this transaction.
(8)	Amount represents the excess of assets acquired over liabilities assumed and since the asset discount bid by CharterBank of $28 million exceeded this amount, the difference resulted in a cash settlement with the FDIC on the acquisition date.
(9)	Adjustment reflects differences between the financial statement and tax bases of assets acquired and liabilities assumed.
(10)	Adjustment reflects fair value adjustments to record certain other liabilities in this transaction.

Accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the FNB acquisition as uncertainty regarding collectability of future contractual payments are incorporated into the fair value measurement. On the September 9, 2011 acquisition date, the estimate of the contractually required principal payments receivable for all impaired loans acquired from FNB was $121.6 million, and the estimated fair value of such loans was $57.8 million. The impaired FNB loans were generally valued based on the liquidation value of the underlying collateral because most of the loans are collateral dependent. Our estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the FNB acquisition and covered by the FDIC was $64.3 million, and the estimated fair value of the loans was $63.6 million. We did not initially establish any credit risk related discounts on these non-impaired loans. In our estimate of cash flows for the FNB loans, we recorded accretable discounts of $11.8 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents cash flows expected to be collected. As of the acquisition date, we also recorded a net FDIC receivable of $51.6 million, representing FDIC indemnification under the loss sharing agreements for covered loans and other real estate. Such receivable was initially discounted by $2.0 million for the expected timing of receipt of these cash flows.

Assets covered by loss sharing, at fair value or net of acquisition discounts decreased from $132.0 million at acquisition to $109.3 million at September 30, 2012. Loss estimates were increased by $1.6 million on covered loans and $1.5 million on covered other real estate owned in fiscal 2012. This resulted in expensing provisions for losses of $313,000 for covered loans and $300,000 for covered other real estate owned for fiscal 2012. There were no such loss estimate increases or provisions in fiscal 2011. Cumulatively, we have received $45.1 million in cash reimbursements from the FDIC and have a remaining FDIC indemnification receivable of $12.7 million at September 30, 2012.

FDIC-Assisted Transactions and Loss Sharing Agreements

The following table presents the expected losses on acquired assets covered under loss share agreements as of September 30, 2012 (dollars in thousands):

		FDIC Stated Threshold or Intrinsic Loss Estimate						FDIC Receivable (4)
Entity	Date of Transaction		Original Estimated Covered Losses	Losses Incurred through September 30, 2012 (1)	Remaining Estimated Losses for Loans	Other real estate owned Mark at September 30, 2012 (2)	Projected Total Losses	Reimbursements from FDIC Received as of September 30, 2012	Balance at September 30, 2012 (3)
NCB	6/26/2009	$82,000	$65,072	$77,321	$10,078	$2,517	$89,916	$59,712	$10,957
MCB	3/26/2010	106,000	132,874	130,226	10,708	2,136	143,070	108,073	12,675
FNB	9/9/2011	59,483	70,008	47,317	21,885	1,767	70,969	45,124	12,670

		$247,483	$267,954	$254,864	$42,671	$6,420	$303,955	$212,909	$36,302

(1)	Claimed or Claimable loans and other real estate owned losses including expenses, net of revenues.
(2)	Represents the estimated losses on other real estate owned at year end. These losses have been recognized to record other real estate owned at net realizable value. These losses are claimable from the FDIC upon sale or receipt of a valid appraisal.
(3)	Balance is gross of a fair value discount of $1.2 million.
(4)	FDIC Receivable amounts are presented at their respective loss share agreement portions of 80% or 95%, whereas the other amounts related to losses are presented on a gross basis.

Under the FNB loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid. During the year ended September 30, 2012, the losses and reimbursable expenses claimed under the MCB loss share agreements exceeded the FDIC established threshold and became reimbursable at 95% rather than the 80% rate. As of September 30, 2012, the losses and reimbursable expenses under the NCB loss share agreements were still reimbursable at a rate of 80%; however, projected total losses indicate the FDIC established threshold will be exceeded, ultimately resulting in the maximum reimbursable rate of 95%.

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

We segment our allowance for loan losses into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. Risk ratings are initially assigned in accordance with our loan and collection policy. A department independent from our loan origination staff reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral, if the loan is considered collateral-dependent, as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The allowances for loans by credit grade are further subdivided by loan type. We have developed specific quantitative allowance factors to apply to each loan grade which considers loan charge-off experience over the most recent two years by loan type. In addition, we apply loss estimates for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the column of past due loans, changes in the value of collateral in collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

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

Management believes that the allowance for loan losses is adequate. At September 30, 2012, we had 92.1% of our total non-covered loan portfolio secured by real estate, with one- to four-family residential mortgage loans comprising 24.1% of the total non-covered loan portfolio, commercial real estate loans comprising 57.5% of the total non-covered loan portfolio, and construction loans comprising 10.4% of the total non-covered loan portfolio. We carefully monitor our commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions. For many owner-occupied commercial real estate loans, debt service may be dependent upon cash flow from business operations. The residential category represents those loans we choose to maintain in our portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so we take no credit or interest rate risk with respect to these loans.

Relating to the FDIC-assisted acquisitions of the loans of NCB and FNB, we have established an allowance for loan losses for loans covered by loss-sharing agreements and such allowance for loan losses was $10.3 million at September 30, 2012. Management believes this allowance for covered loans is adequate. An impairment of the covered loans of MCB has not occurred to date based on updated estimates of expected cash flows.

Through the FDIC-assisted acquisitions of the loans of NCB, MCB, and FNB, we established non-accretable discounts for the acquired impaired loans and we also established non-accretable discounts for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows on a quarterly basis compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, an allowance for covered loans is recorded with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on additional future cash expected to be received from the FDIC due to loss sharing indemnification. During the years ended September 30, 2012 and 2011, we increased the allowance for covered loans by $9.4 million and $6.0 million by recording provisions of $1.2 million for September 30, 2012 and 2011, and $8.2 million and $4.8 million recorded as an increase to the FDIC receivable for the same respective time periods.

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

Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions. In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2012.

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

Comparison of Financial Condition at September 30, 2012 and 2011

Assets. Total assets decreased by $139.5 million, or 11.9%, to $1.03 billion at September 30, 2012. Assets decreased primarily due to a decrease in loans receivable, net of $61.1 million and a decrease in cash and cash equivalents of $41.0 million which was used to fund the decrease in acquired certificates of deposit, offset in part by an increase in securities available for sale of $30.6 million. Cash and loans were greater at September 30, 2011 due to the FNB acquisition in September 2011.

Cash and cash equivalents. Cash and cash equivalents decreased to $108.8 million at September 30, 2012, down from $149.8 million at September 30, 2011. This decrease was planned with the repayment of $30.0 million of FHLB advances in the second quarter of fiscal 2012 and the reduction of certificate of deposit balances by $119.9 million.

Loans. At September 30, 2012, total loans were $593.9 million, or 57.5% of total assets. During the year ended September 30, 2012, our loan portfolio decreased by $61.1 million, or 9.3%. The decrease was due to the paydowns of acquired loan portfolios. Of the $593.9 million in net loans as of September 30, 2012, $166.2 million were covered by FDIC loss sharing agreements.

	Non-covered (1)	Covered	Total
	(Dollars in Thousands)
Loan Balances:
September 30, 2012	$427,676	$166,228	$593,904
June 30, 2012	430,292	186,585	616,837
March 31, 2012	435,424	203,626	639,050
December 31, 2011	432,108	218,623	650,731
September 30, 2011	419,979	235,050	655,028
June 30, 2011	434,309	120,140	554,449
March 31, 2011	435,276	124,583	559,859
December 31, 2010	447,621	136,400	584,021
September 30, 2010	451,231	148,139	599,370

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential real estate (1)	$105,515	16.83%	$98,845	14.23%	$106,041	16.9%	$126,097	20.9%	$138,205	31.6%
Commercial real estate	251,379	40.11	252,037	36.29	267,726	42.6	270,062	44.8	222,056	50.8
Real estate construction (2)	45,369	7.24	41,726	6.01	45,930	7.3	43,965	7.3	39,563	9.0
Commercial	16,597	2.65	17,613	2.54	19,604	3.1	10,466	1.7	15,543	3.6
Consumer and other loans (3)	18,107	2.89	20,138	2.90	22,486	3.6	22,715	3.7	22,154	5.0
Covered loans (4)	189,834	30.28	264,202	38.04	182,335	26.5	122,060	21.6	—	—

Total loans	626,801	100.0%	691,556	100.0%	644,122	100.0%	595,365	100.0%	437,521	100.0%

Other items:
Net deferred loan (fees)	(1,133)		(1,050)		(758)		(857)		(804)
Allowance for loan losses-non-covered loans	(8,190)		(9,370)		(9,797)		(9,332)		(8,244)
Allowance for loan losses-covered loans (5)	(10,341)		(6,892)		(15,554)		(23,832)		—
Accretable discount (5)	(13,233)		(22,221)		(18,643)		(8,794)		—

Loans receivable, net	$593,904		$655,028		$599,370		$552,550		$428,473

(1)	Excludes loans held for sale of $2,692, $291, $2,061, $1,123 and $1,292 at September 30, 2012, 2011, 2010, 2009 and 2008, respectively.
(2)	Net of undisbursed proceeds on loans-in-process.
(3)	Includes home equity loans, lines of credit and second mortgages.
(4)	Consists of loans and commitments acquired in the NCB, MCB, and FNB acquisitions that are covered by loss sharing agreements with the FDIC. Such amounts are presented net of non-accretable discounts of $19,382, $69,145, $52,861 and $7,137 at September 30, 2012, 2011, 2010 and 2009, respectively.
(5)	See Note 5 to the Notes to our Consolidated Financial Statements.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate (1)		Commercial real estate (2)		Real estate Construction (3)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2013	$12,409	5.86%	$141,561	5.86%	$39,036	5.01%
2014	3,088	5.92	61,427	5.39	4,904	5.02
2015	2,073	5.81	43,587	5.07	788	5.00
2016 to 2017	1,885	5.85	20,747	4.99	1,186	4.19
2018 to 2022	10,813	5.28	24,094	4.80	45	5.50
2023 to 2027	27,684	4.03	44,615	5.33	753	4.50
2028 and beyond	60,592	5.22	58,023	5.27	—	—

Total	$118,544	5.06%	$394,054	5.44%	$46,712	4.98%

	Commercial (4)		Consumer and other loans (5)		Total (6)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2013	$13,691	5.54%	$2,585	5.43%	$209,282	5.67%
2014	9,075	5.63	1,955	5.14	80,450	5.41
2015	4,008	4.52	2,170	5.22	52,624	5.06
2016 to 2017	3,415	3.39	6,095	5.20	33,328	4.88
2018 to 2022	1,763	5.44	8,043	4.34	44,758	4.86
2023 to 2027	2,136	4.52	1,980	4.00	77,169	4.80
2028 and beyond	133	4.25	101	6.79	118,849	5.24

Total	$34,221	5.16%	$22,929	4.83%	$616,460	5.29%

(1)	Includes $13,029 of covered loans.
(2)	Includes $142,675 of covered loans.
(3)	Includes $1,343 of covered loans. Presented net of undisbursed proceeds on loans-in-progress.
(4)	Includes $17,625 of covered loans.
(5)	Includes $4,821 of covered loans.
(6)	Excludes accretable discounts, allowance for loan losses on noncovered loans, and net deferred loan fees on both covered and noncovered loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2012 that are contractually due after September 30, 2013.

	Due After September 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential real estate	$46,690	$59,444	$106,134
Commercial real estate	70,356	182,137	252,493
Real estate construction	896	6,780	7,676
Commercial	12,981	7,550	20,531
Consumer and other loans	3,854	16,490	20,344

Total loans	$134,777	$272,401	$407,178

Investment and Mortgage Securities Portfolio. At September 30, 2012, our investment and mortgage securities portfolio totaled $189.4 million, compared to $158.7 million at September 30, 2011. The increase was due to $135.3 million in purchases offset by $41.6 million in sales, $6.8 million in securities that were called, and $57.2 million in principal paydowns. During 2012, we also had approximately $273,000 in other-than-temporary impairment charges on non-government agency collateralized mortgage obligations. During 2011, we had approximately $2.3 million in other-than-temporary impairment charges on non-government agency collateralized mortgage obligations.

We review our investment portfolio on a quarterly basis for indications of impairment. In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows. If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss. At September 30, 2012, we held no securities in our investment portfolio with other-than-temporary impairment, except for one non-agency collateralized mortgage obligation, which is discussed further below. At September 30, 2012, this non-agency security had a cost basis of $5.6 million and an unrecognized loss of $2.3 million, reflected through other comprehensive income.

The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated. At September 30, 2012, all investment and mortgage securities were classified as available for sale.

	At September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities:
U.S. Government sponsored entities	$16,520	$16,627	$17,414	$17,510	$—	$—
Municipals	11,555	11,579	10,618	10,626	100	103

Total investment securities	28,075	28,206	28,032	28,136	100	103

Mortgage-backed and mortgage-related securities:
Fannie Mae	84,837	86,585	62,751	63,608	35,164	35,962
Ginnie Mae	4,568	4,945	5,842	6,088	25,437	26,098
Freddie Mac	45,178	46,244	20,634	21,291	7,135	7,614

Total mortgage-backed and mortgage related securities	134,583	137,774	89,227	90,987	67,736	69,674

Collateralized mortgage obligations:
Fannie Mae	7,713	8,027	16,682	17,133	9,605	9,872
Ginnie Mae	500	503	3,648	3,676	6,131	6,108
Freddie Mac	533	580	871	944	20,516	20,785
Other (1)	17,667	14,289	23,263	17,860	34,395	26,641

Total collateralized mortgage obligations	26,413	23,399	44,464	39,613	70,647	63,406

Total mortgage-backed securities and collateralized mortgage obligations	160,996	161,173	133,691	130,600	138,383	133,080

Total	$189,071	$189,379	$161,723	$158,736	$138,483	$133,183

(1)	Includes private label mortgage securities. See Note 4 of Notes to Consolidated Financial Statements.

We analyze our non-agency collateralized mortgage securities for other-than-temporary impairment at least quarterly. We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors. We apply the Bloomberg default model, and if the bond shows no losses we consider it not other than temporarily impaired. If a bond shows losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other than temporarily impaired.

Through September 30, 2012, we had cumulatively recorded $2.3 million of other-than-temporary impairment charges with respect to CWALT 2005-63 2A2, $2.4 million of other-than-temporary impairment charges with respect to SARM 2005-15 2A2, and $380,000 of other-than-temporary impairment charges with respect to MARM 2004-13 B1. No other mortgage securities in our investment portfolio were other than temporarily impaired at September 30, 2012. At September 30, 2012, CharterBank no longer owned the SARM 2005-15 2A2 as a consequence of a sales transaction. Additionally, the CWALT 2005-63 2A2 maintained a $0 book value following a previous charge-off of its remaining book value. As of September 30, 2012, the only other than temporarily impaired security held in the investment portfolio was the MARM 2004-13 B1.

Cash flow analysis indicates that the yields on all of the private label securities noted above are maintained. The unrealized losses may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches. As of September 30, 2012, the private label securities were classified as available for sale and $5.1 million had been cumulatively recognized as impairment through net income. Of this total other-than-temporary impairment charge of $4.7 million was on securities that are no longer owned by us. Based on the analysis performed by management as of September 30, 2012, we deemed it probable that all contractual principal and interest payments other than the single security identified above as being other than temporarily impaired, will be collected and therefore there is no other-than-temporary impairment. See Note 4 in our Financial Statements for further information.

Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	Less than One Year		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities:
U.S. Governmental sponsored entities	$1,364	0.74%	$15,156	1.28%	$—	—%	$—	—%	$16,520	$16,627	1.24%
Municipals	256	1.31	2,822	0.34	1,905	0.54	6,572	0.71	11,555	11,579	0.60

Total investment securities	1,620	0.83	17,978	1.13	1,905	0.54	6,572	0.71	28,075	28,206	0.98
Mortgage-backed securities:
Fannie Mae	—	—	—	—	26,013	1.61	58,824	1.84	84,837	86,585	1.77
Ginnie Mae	—	—	637	5.93	2,261	3.08	1,670	6.56	4,568	4,945	4.75
Freddie Mac	—	—	—	—	10,152	1.69	35,026	2.23	45,178	46,244	2.11

Total mortgage-backed and mortgage-related securities	—	—	637	5.93	38,426	1.71	95,520	2.06	134,583	137,774	1.98

Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	7,713	2.83	7,713	8,027	2.83
Ginnie Mae	—	—	—	—	—	—	500	3.05	500	503	3.05
Freddie Mac	—	—	—	—	80	4.25	453	5.58	533	580	5.38
Other	—	—	—	—	1,181	4.85	16,486	3.29	17,667	14,289	4.16

Total collateralized mortgage obligations	—	—	—	—	1,261	4.81	25,152	3.18	26,413	23,399	3.77

Total	$1,620	0.83%	$18,615	1.30%	$41,592	1.75%	$127,244	2.22%	$189,071	$189,379	2.01%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. The total cash surrender values of such policies at September 30, 2012 and 2011 were $33.8 million and $32.8 million, respectively.

Deposits. Total deposits decreased $110.8 million, or 12.2%, to $800.3 million at September 30, 2012 from $911.1 million at September 30, 2011. The decrease was caused primarily by a $113.1 million decline in retail certificates of deposit in acquired institutions. We reduced the rates paid on these certificates to better match our costing liabilities with loans. At September 30, 2012, $779.4 million of deposits were retail deposits and $20.9 million were brokered and other wholesale deposits. Funds on deposit from internet services and brokered deposits are considered as wholesale deposits.

		Deposit Balances
	Deposit Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(Dollars in Thousands)
September 30, 2012	$1,947	$275,998	$51,192	$129,103	$456,293	$323,105	$20,864	$800,262
June 30, 2012	1,713	281,358	52,703	133,807	467,868	332,707	20,958	821,533
March 31, 2012	1,618	285,858	55,980	128,996	470,834	353,723	20,951	845,508
December 31, 2011	1,724	266,515	54,055	130,122	450,692	385,926	22,887	859,505
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705	911,094
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984	695,818
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987	735,291
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	55,212	762,412
September 30, 2010	1,564	206,373	17,409	89,388	313,170	426,521	83,443	823,134

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$53,897	6.5%	0.19%	$20,877	2.8%	0.18%	$17,641	2.4%	0.39%
Certificates of deposit	384,700	46.3	1.42	425,168	57.1	1.80	453,142	62.7	2.08
Money market	125,860	15.2	0.37	89,692	12.0	0.47	88,445	12.2	0.74
Demand and NOW	266,149	32.0	0.21	209,437	28.1	0.61	164,073	22.7	1.26

Total deposits	$830,606	100.0%	0.79%	$745,174	100.0%	1.26%	$723,301	100.0%	1.69%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2012	2011	2010
	(In thousands)
Interest Rate:
Less than 2.00%	$262,781	$248,450	$220,960
2.00% to 2.99%	45,598	162,643	210,736
3.00% to 3.99%	34,000	44,890	57,834
4.00% to 4.99%	1,466	4,602	10,569
5.00% to 5.99%	124	3,332	9,772
6.00% to 6.99%	—	—	93

Total	$343,969	$463,917	$509,964

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2012
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.49% and below	$68,987	$5,506	$530	$4	$75,027	21.81%
0.50% to 0.99%	101,634	36,454	1,879	1,015	140,982	40.99
1.00% to 1.99%	20,300	3,735	2,137	20,600	46,772	13.60
2.00% to 2.99%	20,728	5,854	15,037	3,979	45,598	13.26
3.00% to 3.99%	2,443	2,858	28,699	—	34,000	9.88
4.00% to 5.99%	1,081	509	—	—	1,590	0.46

Total	$215,173	$54,916	$48,282	$25,598	$343,969	100.00%

As of September 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $50.0 million. As of September 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $177.9 million. The following table sets forth the maturity of those certificates greater than or equal to $100,000 as of September 30, 2012.

	At September 30, 2012
	Retail (1)	Wholesale (2)
	(In thousands)
Three months or less	$19,500	$200
Over three months through six months	32,726	6,666
Over six months through one year	35,436	7,127
Over one year to three years	57,854	5,185
Over three years	13,225	—

Total	$158,741	$19,178

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2012, was 1.14%.
(2)	Wholesale certificates of deposit include brokered deposits and deposits from other financial institutions. The weighted average interest rate for all wholesale certificates of deposit at September 30, 2012, was 2.21%.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. From time to time, our borrowings also have included securities sold under agreements to repurchase. At September 30, 2012, borrowings totaled $81.0 million, a decrease of $29.0 million from September 30, 2011. The decrease was due to the payoff of maturing, high rate Federal Home Loan Bank advances in March 2012.

At September 30, 2012, we had available Federal Home Loan Bank advances of up to $315.5 million under existing lines of credit. Based upon available investment and loan collateral except cash, additional advances of $140.7 million were available at September 30, 2012. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of year	$81,000	$110,000	$212,000
Average balance during year	$94,205	$130,170	$214,996
Maximum outstanding at any month end	$110,000	$152,000	$217,000
Weighted average interest rate at end of year	4.05%	4.24%	4.91%
Average interest rate during year	4.24%	4.48%	4.90%

We had a minimal amount of repurchase agreements acquired in our FDIC-assisted acquisitions which were repaid shortly after each acquisition.

At September 30, 2012, approximately $48.1 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged. The credit at the Federal Reserve Bank was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At September 30, 2012, total stockholders’ equity totaled $142.5 million (or $8.00 per share), a $3.1 million increase from September 30, 2011. The increase was primarily due to net income of $5.0 million for the year ended September 30, 2012 and a $2.2 million increase in accumulated other comprehensive income resulting from a decrease in unrealized losses on securities available for sale, partially offset by $1.4 million in dividends paid to stockholders and $3.6 million in shares repurchased and held in treasury.

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

	At September 30, 2012	For the Years Ended September 30,
		2012			2011			2010
	Yield/ Rate	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
		(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	0.25%	68,025	161	0.24%	105,413	236	0.22%	87,470	135	0.15%
FHLB common stock and other equity securities	2.43	8,074	115	1.42	12,602	92	0.73	14,427	50	0.35
Mortgage-backed securities and collateralized mortgage obligations available for sale (3)	2.06	154,674	3,368	2.18	126,917	3,943	3.11	177,484	6,983	3.93
Other investment securities available for sale (3)	0.98	27,343	262	0.96	21,565	154	0.71	4,028	195	4.84
Loans receivable (1)(2)(3)	6.32	641,284	44,195	6.89	584,998	41,362	7.07	602,551	42,595	7.07

Total interest-earning assets	4.74	899,400	48,101	5.35	851,495	45,787	5.38	885,960	49,958	5.64
Total noninterest-earning assets		174,736			174,693			167,887

Total assets		$1,074,136			$1,026,188			$1,053,847

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	0.11	$144,386	$232	0.16	$88,656	$255	0.29	$73,434	$535	0.73
Reward accounts	0.51	56,883	335	0.59	67,788	1,017	1.50	43,876	1,529	3.48
Savings accounts	0.05	53,897	104	0.19	20,877	37	0.18	17,641	69	0.39
Money market accounts	0.29	125,860	469	0.37	89,692	419	0.47	88,445	657	0.74
Certificate of deposit accounts	1.20	384,700	5,454	1.42	425,168	7,667	1.80	453,142	9,437	2.08

Total interest-bearing deposits	0.69	765,726	6,594	0.86	692,181	9,395	1.36	676,538	12,227	1.81
Borrowed funds	4.05	94,213	3,995	4.24	130,236	5,832	4.48	215,072	10,530	4.90

Total interest-bearing liabilities	1.02	859,939	10,589	1.23	822,417	15,227	1.85	891,610	22,757	2.55
Non-interest-bearing deposits		64,880			52,993			46,763
Other noninterest-bearing liabilities		10,248			12,994			9,825

Total noninterest-bearing liabilities		75,128			65,987			56,588
Total liabilities		935,067			888,404			948,198
Total stockholders’ equity		139,069			137,784			105,649

Total liabilities and stockholders’ equity		$1,074,136			$1,026,188			$1,053,847

Net interest income			$37,512			$30,560			$27,201

Net interest-earning assets (5)			$39,461			$29,078			$(5,650)

Net interest rate spread (4)				4.12%			3.53%			3.09%
Net interest margin (6)				4.17%			3.59%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities		104.59%			103.54%			99.37%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans. The estimated average yield on non-covered loans was 6.04%, 6.22% and 5.76% for the years ended September 30, 2012, 2011 and 2010, respectively; whereas, the estimated average yield on covered loans was 8.57%, 9.53% and 10.96% for the years ended September 30, 2012, 2011 and 2010, respectively.
(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The combined column represents the net change in volume between the two periods multiplied by the net change in rate between the two periods. The net column represents the sum of the prior columns.

	Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011 Increase/Decrease
	(In Thousands) Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-earning deposits in other financial institutions	$(84)	$13	$(3)	$(74)
FHLB common stock and other equity securities	(33)	87	(31)	23
Mortgage-backed securities and collateralized mortgage obligations available for sale	862	(1,179)	(258)	(575)
Other investment securities available for sale	42	53	13	108
Loans receivable	3,980	(1,046)	(101)	2,833

Total interest-earning assets	4,767	(2,072)	(380)	2,315

Interest Expense:
NOW accounts	364	(832)	(237)	(705)
Savings accounts	59	3	6	68
Money market deposit accounts	169	(85)	(33)	51
Certificate of deposit accounts	(730)	(1,639)	154	(2,215)

Total interest-bearing deposits	(138)	(2,553)	(110)	(2,801)
Borrowed funds	(1,613)	(309)	85	(1,837)

Total interest-bearing liabilities	(1,751)	(2,862)	(25)	(4,638)

Net change in net interest income	$6,518	$790	$(355)	$6,953

	Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010 Increase/Decrease
	(In Thousands) Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-earning deposits in other financial institutions	$28	$61	$12	$101
FHLB common stock and other equity securities	(6)	55	(7)	42
Mortgage-backed securities and collateralized mortgage obligations available for sale	(1,990)	(1,469)	419	(3,040)
Other investment securities available for sale	849	(166)	(724)	(41)
Loans receivable	(1,241)	8	—	(1,233)

Total interest-earning assets	(2,360)	(1,511)	(300)	(4,171)

Interest Expense:
NOW accounts	689	(1,110)	(370)	(791)
Savings accounts	13	(38)	(7)	(32)
Money market deposit accounts	9	(244)	(3)	(238)
Certificate of deposit accounts	(583)	(1,266)	78	(1,771)

Total interest-bearing deposits	128	(2,658)	(302)	(2,832)
Borrowed funds	(4,154)	(899)	356	(4,697)

Total interest-bearing liabilities	(4,026)	(3,557)	54	(7,529)

Net change in net interest income	$1,666	$2,046	$(354)	$3,358

Comparison of Operating Results for the Years Ended September 30, 2012 and 2011

General. Net income increased $2.7 million, or 116.0%, to $5.0 million for the year ended September 30, 2012 from $2.3 million for the year ended September 30, 2011. Net interest income after provision for loan losses increased $5.4 million, or 19.3%, to $33.0 million for the year ended September 30, 2012 from $27.7 million for the year ended September 30, 2011, reflecting improved interest rate spreads and net interest margins. For the year ended September 30, 2012, our net interest margin improved to 4.17% from 3.59% for the year ended September 30, 2011. Lower funding costs were the reason for this improvement. Noninterest income increased $3.6 million, or 39.1%, to $12.9 million for the year ended September 30, 2012 from $9.2 million for the year ended September 30, 2011. This was partially offset by an increase in noninterest expense of $6.4 million to $40.3 million for the year ended September 30, 2012 from $33.9 million for the year ended September 30, 2011.

Interest and Dividend Income. Total interest and dividend income increased $2.3 million, or 5.1%, to $48.1 million for the year ended September 30, 2012 from $45.8 million for the year ended September 30, 2011 due primarily to the increase in interest on loans. Interest on loans increased $2.8 million, or 6.8%, to $44.2 million for the year ended September 30, 2012 as a result of a $56.8 million, or 9.6%, increase in the average balance of loans receivable to $641.3 million for the year ended September 30, 2012. The increase in the average balance was primarily the result of loans acquired as part of The First National Bank of Florida acquisition in September 2011. Our average yields on covered loans are higher than the average yields on non-covered loans. The increased volume of loans during the year ended September 30, 2012 was primarily in the covered loan portfolio. The average yield on loans declined to 6.89% for fiscal 2012 compared to 7.07% for fiscal 2011. The change in loan mix in fiscal 2012 represented by the increase in covered loans mitigated the decline in the overall loan yield from the prolonged low interest rate environment. If our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $575,000 to $3.4 million for the year ended September 30, 2012 from $3.9 million for the year ended September 30, 2011, reflecting a 93 basis point decrease in average yield to 2.18%, partially offset by a $27.8 million, or 21.9%, increase in the average balance of such securities to $154.7 million.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock increased to $115,000 for the year ended September 30, 2012 from $92,000 for the year ended September 30, 2011 as the FHLB dividend rate increased.

Interest on other investment securities, which consisted of agency and municipal securities increased $108,000 to $262,000 for the year ended September 30, 2012 from $154,000 for the year ended September 30, 2011 as investment security average balances and average yields increased as we slightly extended maturities.

Interest on interest earning deposits declined $74,000 to $162,000 for the year ended September 30, 2012 from $236,000 for the year ended September 30, 2011 as average balances declined as excess liquidity levels and wholesale funding were reduced.

Interest Expense. Total interest expense decreased $4.6 million, or 30.5%, to $10.6 million for the year ended September 30, 2012 compared to $15.2 million for the year ended September 30, 2011. Components of interest expense changed with a 62 basis point, or 30.5%, decrease in the average cost of interest-bearing liabilities to 1.23% for fiscal 2012 from 1.85% for fiscal 2011, reflecting low market interest rates. The average balance of interest-bearing liabilities increased by $37.5 million, or 4.6%, to $860.0 million for the year ended September 30, 2012 compared to $822.4 million for the year ended September 30, 2011 due to the assumption of the deposits of The First National Bank of Florida.

Interest expense on deposits decreased $2.8 million, or 29.8%, to $6.6 million for the year ended September 30, 2012 compared to $9.4 million for the year ended September 30, 2011. The decrease was due to a 50 basis point decrease in average cost of deposits to 0.86% compared to 1.36% for the year ended September 30, 2011. The decrease in the average cost of deposits was largely due to lower market interest rates and growth in lower costing demand deposits. The average cost on NOW accounts decreased from 0.29% for the year ended September 30, 2011 to 0.16%, or 13 basis point decrease, for the year ended September 30, 2012. The average cost on rewards checking decreased 91 basis points to 0.59% for the year ended September 30, 2012 compared to 1.50% for the year ended September 30, 2011. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $2.2 million to $5.5 million for the year ended September 30, 2012, from $7.7 million for the year ended September 30, 2011, reflecting the $40.5 million, or 9.5%, decrease in the average balance of such deposits and a 38 basis point decrease in average certificate of deposit cost. Interest expense on Federal Home Loan Bank advances decreased $1.8 million to $4.0 million for the year ended September 30, 2012 compared to $5.8 million for fiscal 2011, due to a decrease of $36.0 million, or 27.7%, in the average balance of advances. There was a 24 basis point decrease in the average cost of advances for fiscal 2012 compared to fiscal 2011. We expect our cost of borrowings to further decrease in fiscal 2013 from scheduled maturities of FHLB advances.

Net Interest Income. Net interest income increased $7.0 million, or 22.8%, to $37.5 million for the year ended September 30, 2012, from $30.6 million for the year ended September 30, 2011. The increase was primarily due to a decrease in interest expense of $4.6 million and an increase in interest and dividend income of $2.3 million. The decrease in interest expense was due to a 50 basis point decline in the average cost of total interest bearing deposits to 0.86% for the year ended September 30, 2012 from 1.36% for the year ended September 30, 2011, and a 24 basis point decrease in the average cost of borrowings to 4.24% for the year ended September 30, 2012 from 4.48% for the year ended September 30, 2011. Interest and dividend income increased due to the increase in the average balance of loans receivable of $56.3 million and the increase in the average balance of mortgage-backed securities, collateralized mortgage obligations and other securities available for sale of $33.5 million for the year ended September 30, 2012. Our net interest margin increased 58 basis points to 4.17% for 2012 from 3.59% for 2011, while our net interest rate spread increased 59 basis points to 4.12% for 2012 from 3.53% for 2011. Lower deposit and borrowing costs and accretion of purchase discount from the FNB acquisition contributed to the improved net interest margin and net interest rate spread.

Provision for Non-Covered Loan Losses. The provision for loan losses for the year ended September 30, 2012 was $3.3 million for non-covered loans, compared to $1.7 million for non-covered loans for year ended September 30, 2011. Net charge-offs on non-covered loans increased to $4.5 million for the year ended September 30, 2012, from $2.1 million for the year ended September 30, 2011. The allowance for loan losses for non-covered loans was $8.2 million, or 1.87% of total non-covered loans receivable at September 30, 2012 compared to $9.4 million, or 2.19% of total non-covered loans receivable, at September 30, 2011 which reflected a lower level of risk in our loan portfolio. Our nonperforming loans declined to $3.4 million at September 30, 2012 from $11.7 million at September 30, 2011. As a result, our allowance as a percent of nonperforming loans increased to 237.69% at September 30, 2012 compared to 80.13% at September 30, 2011. In addition, our two-year historical loss experience in most loan categories, which is a determining factor in our required provision, improved at September 30, 2012 compared to September 30, 2011.

Our primary regulator changed from the Office of Thrift Supervision to the Office of the Comptroller of the Currency during the latter part of the 2011 fiscal year, and the Office of the Comptroller of the Currency’s policy is for the immediate charge-off of specific allowances on impaired loans, which increased our charge-offs by $1.2 million.

Provision for Covered Loan Losses. For the years ended September 30, 2012 and 2011 the provision for covered loan losses was $1.2 million. The provisions for covered loans for the years ended September 30, 2012 and 2011 primarily related to loans of NCB secured by commercial and residential real estate in the South Metro Atlanta area. Real estate values in this market area have been slow to recover, experiencing appraisal value declines in many instances. If there are future losses due to declines in the market, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80%. The FNB agreement provides that all losses are reimbursed at 80%. At September 30, 2012 there were $209.2 million in covered loans, with $29.7 million in related non-accretable differences and allowances.

Noninterest Income. Noninterest income increased $3.6 million, or 39.1%, to $12.9 million for the year ended September 30, 2012 from $9.3 million for the year ended September 30, 2011. Fees on checking accounts increased by $1.2 million, or 19.8%, due primarily to checking accounts acquired in the FNB acquisition and this increase in fees was partially offset by lower interchange and NSF fees due to regulatory changes. The increase in noninterest income was also the result of higher discount accretion on our FDIC indemnification asset which totaled accretion of $1.5 million and $1.0 million for the fiscal years ended September 30, 2012 and 2011, respectively. The fiscal years ended September 30, 2012 and 2011 included charges of $273,000 and $2.3 million for other-than-temporary impairment of non-agency collateralized mortgage-backed securities. Gains on the sale of loans (including loan servicing release fees) increased $306,000 in fiscal 2012 as compared to fiscal 2011 due to an increase in sales activity and refinancing of loans.

	For the Three Months Ended
	(Dollars in Thousands)
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Deposit fees	$1,947	$1,713	$1,618	$1,724	$1,601	$1,448	$1,360	$1,433
Gain on the sale of loans	353	262	161	185	150	127	117	262
Brokerage commissions	70	222	140	126	169	156	202	167
Bank owned life insurance	261	264	260	272	270	255	290	281
Gain on sale of investments, net	307	—	—	633	178	426	—	171
Impairment losses on securities recognized in earnings	—	—	(173)	(100)	(1,773)	(300)	(223)	—
FDIC receivable accretion	186	251	455	570	258	181	254	342
Loss on sale of other assets held for sale	(68)	(3)	(75)	—	(350)	—	—	—
Other income	559	218	171	406	111	156	215	254
Gain on FNB acquisition	—	—	—	—	1,095	—	—	—

Total Noninterest Income	$3,615	$2,927	$2,557	$3,816	$1,709	$2,449	$2,215	$2,910

Noninterest Expense. Total noninterest expense increased $6.4 million, or 18.8%, to $40.3 million for the year ended September 30, 2012, compared to $33.9 million for the year ended September 30, 2011. The increase was primarily due to the acquisition of the FNB assets including the cost of operating and integrating the branches, staffing the special assets function and foreclosed real estate costs including delinquent real estate taxes. Increases included: $3.6 million, or 22.7%, in salaries and employee benefits; $1.3 million, or 19.5% in occupancy; $804,000, or 59.9%, in cost of other real estate owned; and $1.1 million, or 44.4% in other expenses due to the sale of a former branch. These increases were partially offset by a decrease of $478,000, or 22.7%, in legal and professional fees, reflecting declines in litigation costs, foreclosure efforts, and acquisition assistance; and an $809,000 decline in FHLB prepayment fees for early payoffs taken in the year ended September 30, 2011. During fiscal 2012, we closed two branches which resulted in a reduction of costs of $563,000.

	For the Three Months Ended
	(Dollars in Thousands)
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Compensation and employee benefits	$4,757	$5,270	$4,618	$4,688	$4,207	$3,923	$3,705	$3,928
Occupancy	1,846	1,897	2,012	2,036	1,805	1,472	1,701	1,543
Legal and professional	342	341	447	497	803	408	469	425
Marketing	384	527	494	470	469	335	426	389
Furniture and equipment	209	246	259	205	191	185	196	200
Postage, office supplies, and printing	214	280	252	279	264	204	256	238
Core deposit intangible amortization expense	132	142	133	140	73	54	55	56
Other	408	1,681	742	865	286	977	658	637
FHLB advance pre-payment penalty	—	—	—	—	—	—	—	810
Federal insurance premiums and other regulatory fees	252	389	365	344	241	293	396	322
Net cost of operations of other real estate owned	47	731	627	740	(401)	117	765	861

Total noninterest expense	$8,591	$11,504	$9,949	$10,264	$7,938	$7,968	$8,627	$9,409

Income Taxes. Income taxes decreased to $639,000 for the year ended September 30, 2012 from $694,000 for the year ended September 30, 2011, Our effective tax rate was 11.4% in fiscal year 2012 and 23.2% in fiscal 2011. The decrease in the effective tax rate for 2012 was due to a $1.0 million tax reserve that was reversed in June 2012 as our uncertain tax position was resolved with the closing of the tax year. Excluding the uncertain tax position resolution our effective tax rate for 2012 would have been 29.2%.

Comparison of Operating Results for the Years Ended September 30, 2011 and 2010

General. Net income decreased $3.6 million, or 61.2%, to $2.3 million for the year ended September 30, 2011 from $5.9 million for the year ended September 30, 2010. The decrease was primarily due to the $9.3 million pre-tax acquisition gain on the assets and liabilities of MCB acquired from the FDIC on March 26, 2010, compared to a $1.1 million pre-tax acquisition gain on the assets and liabilities of FNB acquired from the FDIC on September 9, 2011. The acquisition gains represented the amounts by which the estimated fair value of the assets acquired exceeded the fair value of the liabilities assumed. Net interest income after provision for loan losses increased to $27.7 million for the year ended September 30, 2011 from $21.0 million for the year ended September 30, 2010, reflecting improved interest rate spreads and net interest margins. Our net interest margin improved to 3.59% for the year ended September 30, 2011 from 3.07% for the year ended September 30, 2010. Lower funding costs was the primary reason for the increased net interest margin. This was partially offset by an increase in noninterest expense of $3.8 million to $34.3 million for the year ended September 30, 2011 from $30.5 million for the year ended September 30, 2010.

Interest and Dividend Income. Total interest and dividend income decreased $4.2 million, or 8.4%, to $45.8 million for the year ended September 30, 2011 from $50.0 million for the year ended September 30, 2010. Interest on loans decreased $1.2 million, or 2.9%, to $41.4 million as a result of a $17.5 million, or 2.9%, decrease in the average balance of loans receivable to $585.0 million. The decrease in the average balance was primarily the result of the loan runoff during the year which was partially offset by $121.5 million of acquired loans as part of The First National Bank of Florida acquisition in September 2011. Despite a declining interest rate environment, we have maintained consistent overall loan yield by increasing the mix of covered loans in the loan portfolio.

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

Interest expense on deposits decreased $2.8 million, or 23.2%, to $9.4 million for the year ended September 30, 2011 compared to $12.2 million for the year ended September 30, 2010. The decrease was due to a 45 basis point decrease in average cost of deposits, a 24.9% decrease from fiscal 2010. The decrease in the average yield of deposits was largely due to lower market interest rates, the retirement of the wholesale portion of the MCB deposits using cash received in the transaction, and growth in demand deposits. Average cost on NOW accounts decreased from 0.73% for the year ended September 30, 2010 to 0.29%, or 44 basis point decrease, for the year ended September 30, 2011. Average cost on Rewards checking decreased 198 basis points to 1.50% for the year ended September 30, 2011 compared to 3.48% for the year ended September 30, 2010. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $1.8 million to $7.7 million for the year ended September 30, 2011, from $9.4 million for the year ended September 30, 2010, reflecting the $28.0 million, or 6.2%, decrease in the average balance of such deposits. Interest expense on Federal Home Loan Bank advances decreased $4.7 million to $5.8 million for the year ended September 30, 2011 compared to $10.5 million from fiscal 2010, due to a decrease of $84.8 million, or 39.4%, in the average balance of advances. There was a 42 basis points decrease in the average cost of advances at year ended September 30, 2011 compared to fiscal 2010.

Net Interest Income. Net interest income increased $3.4 million, or 12.3%, to $30.6 million for the year ended September 30, 2011, from $27.2 million for the year ended September 30, 2010. The increase was due to a decrease in interest expense of $7.5 million or 33.1%, to $15.2 million for the year ended September 30, 2011 compared to $22.7 million for the year ended September 30, 2010. The decrease in interest expense was due to a 45 basis point decline in total interest bearing deposits to 1.36% at September 30, 2011 from 1.81% at September 30, 2010, and a 42 basis point decrease in total average borrowings to 4.48% at September 30, 2011 from 4.90% at September 30, 2010. Our net interest margin increased 52 basis points to 3.59% for 2011 from 3.07% for 2010, while our net interest rate spread increased 44 basis points to 3.53% from 3.09%. Lower deposit costs and accretion of purchase discounts from the NCB, MCB and FNB acquisitions contributed to the improved net interest margin and net interest rate spread.

Provision for Non-Covered Loan Losses. The provision for loan losses for the year ended September 30, 2011 was $1.7 million for non-covered loans, compared to $5.8 million for non-covered loans for year ended September 30, 2010. Net charge-offs on non-covered loans decreased to $2.1 million for the year ended September 30, 2011, from $5.3 million for the year ended September 30, 2010. The allowance for loan losses for non-covered loans was $9.4 million, or 2.19% of total non-covered loans receivable at September 30, 2011 compared to an allowance for loan losses for non-covered loans of $9.8 million, or 2.12% of total non-covered loans receivable, at September 30, 2011.

Provision for Covered Loan Losses For the year ended September 30, 2011 the provision for covered loan losses was $1.2 million compared to $421,000 for the year ended September 30, 2010. If there are future losses due to declines in the market the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80%. The FNB agreement provides that all losses are reimbursed at 80%. At September 30, 2011 there were $235.0 million in covered loans, with $76.0 million in related nonaccretable differences and allowances.

Noninterest Income. Noninterest income decreased $7.9 million, or 45.0%, to $9.6 million for the year ended September 30, 2011 from $17.5 million for the year ended September 30, 2010. The decrease in noninterest income for fiscal 2011 was primarily attributable to a $1.1 million purchase gain on the assets and liabilities of The First National Bank of Florida (FNB) acquired from the FDIC on September 9, 2011 compared to a $9.3 million purchase gain on the assets and liabilities of McIntosh Commercial Bank acquired from the FDIC on March 26, 2010. Also, the Company had lower discount accretion on the Company’s FDIC indemnification asset which totaled accretion of $1.0 million and $1.8 million for the fiscal years ended September 30, 2011 and 2010, respectively. The fiscal years ended September 30, 2011 and 2010 included charges of $2.3 million and $2.5 million for other-than-temporary impairment of non-agency collateralized mortgage-backed securities. These charges were partially offset by gains on the sale of securities of $774,000 and $899,000 for the fiscal years 2011 and 2010, respectively. For the year ended September 30, 2010, there was also an impairment charge of $1.0 million for an equity investment.

Noninterest Expense. Total noninterest expense increased $3.4 million, or 11.4%, to $33.9 million for the year ended September 30, 2011, compared to $30.5 million for the year ended September 30, 2010. The increase was due primarily to increases of: $1.9 million, or 14.1%, in salaries and employee benefits primarily resulting from the Company’s FDIC-assisted acquisitions; $986,000, or 51.3% in other expenses due to the McIntosh acquisition and the sale of a former branch; an $810,000 FHLB advance prepayment penalty in October of 2010; $597,000, or 39.6%, in legal and professional fees, reflecting litigation costs, foreclosure efforts, and acquisition assistance; and $575,000, or 9.7%, in occupancy due to the Company’s FDIC-assisted acquisitions. These increases were partially offset by a decrease of $1.3 million, or 50.0%, in cost of other real estate owned.

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

Asset Quality

Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee consists of two inside and three outside directors. One position on the committee, the chairman, is permanent, and the other two positions alternate between four outside directors.

We generally stop accruing interest income when we consider the timely collectability of interest or principal to be doubtful. We generally stop accruing for loans that are 90 days or more past due unless the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt. When we designate loans as nonaccrual, we reverse all outstanding interest that we had previously credited. These loans remain on nonaccrual status until a regular pattern of timely payments is established.

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

•

Reviewed all nonperforming loans to develop a resolution strategy. Through September 2012, we had received $212.9 million from the FDIC for reimbursements associated with the FDIC loss-sharing agreements.

•

Senior management reviews and updates resolution strategy quarterly, updates appraisals periodically, has an external appraisal review and validates expected cash flow through any other sources available.

As of September 30, 2012 our nonperforming assets not covered by loss sharing totaled $5.6 million, or 0.66% of total assets not covered by loss sharing. Real estate owned covered by loss sharing totaled $21.9 million. Loans covered by loss sharing were performing as anticipated due to the discount accretion and therefore are considered performing, however, $33.1 million of these covered loans are contractually delinquent.

We are also continuing to review the NCB, MCB and FNB loan portfolios with the objective of aggressively classifying all loans appropriately so that resolution plans can be established and delinquent assets can be returned to performing status.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated. For years prior to 2012, we did not have any material restructured loans.

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$2,038	$5,793	$5,946	$2,182	$2,027
Commercial real estate	772	5,340	5,253	10,590	8,496
Real estate construction	—	26	—	—	—
Commercial	192	438	246	146	145
Consumer and other loans	42	97	209	182	103

Total non-accrual loans	$3,044	$11,694	$11,654	$13,100	$10,771

Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	402	—	—	181	—
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial	—	—	140	—	—
Consumer and other loans	—	—	—	32	—

Total loans delinquent 90 days or greater and still accruing	$402	$—	$140	$213	$—

Total non-performing loans	$3,446	$11,694	$11,794	$13,313	$10,771

Real estate owned:
One- to four-family residential real estate	735	581	1,855	1,683	788
Commercial real estate	1,233	3,170	7,786	3,095	1,892
Real estate construction	139	342	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total real estate owned	$2,107	$4,093	$9,641	$4,778	$2,680

Total non-performing assets	$5,553	$15,787	$21,425	$18,091	$13,451

Ratios:
Non-performing loans as a percentage of total non-covered loans	0.79%	2.72%	2.55%	2.82%	2.47%
Non-performing assets as a percentage of total non-covered assets	0.66%	1.99%	2.33%	2.16%	1.68%
Covered REO as a percentage of total consolidated assets (1)	2.12%	2.11%	2.50%	1.14%	—%

(1)	Loss sharing agreements cover any losses upon disposition of such assets at either 95% or 80%.

Non-performing assets not covered by loss share declined $10.2 million during the year ended September 30, 2012 due to a decrease of $4.6 million in non-performing commercial real estate not covered by loss share and a decrease of $3.8 million in non-performing one- to four-family residential real estate not covered by loss share as a result of the return of certain loans to accruing status. We have 32 non-covered loans that remain non-performing at September 30, 2012, and the largest non-performing non-covered loan had a balance of $365,000 at September 30, 2012 and was secured by commercial real estate. In addition, real estate owned decreased $2.0 million during the year ended September 30, 2012 due primarily to the disposition of $1.9 million in commercial real estate owned by CharterBank.

For the years ended September 30, 2012 and 2011, gross interest income that would have been recorded had our non-accruing non-covered loans been current in accordance with their original terms was $159,513 and $563,610, respectively. Interest income recognized on such loans for the years ended September 30, 2012 and 2011 was $714,191 and $213,243, respectively.

Troubled Debt Restructurings. Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. We only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on troubled debt restructurings generally include terms to reduce the interest rate or extend the term of the debt obligation.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. At September 30, 2012, we had $521,000 in nonaccrual troubled debt restructurings. Loans on accruing status at the date of concession are initially classified as accruing troubled debt restructurings if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. At September 30, 2012, we had $14.4 million in accruing troubled debt restructurings. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Troubled debt restructurings are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). As of September 30, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure. The tables below show the number and amount of non-covered non-accruing troubled debt restructurings at September 30, 2012 and 2011.

	Non-Accruing Troubled Debt Restructurings
	Number	Amount
	(Dollars in thousands)
At September 30, 2012
One- to four-family residential real estate	—	$—
Commercial real estate	3	502
Real estate construction	1	19
Commercial	—	—
Consumer and other loans	—	—

Total troubled debt restructurings	4	$521

	Non-Accruing Troubled Debt Restructurings
	Number	Amount
	(Dollars in thousands)
At September 30, 2011
One- to four-family residential real estate	—	$—
Commercial real estate	4	1,272
Real estate construction	2	89
Commercial	—	—
Consumer and other loans	—	—

Total troubled debt restructurings	6	$1,361

Delinquent Loans, Excluding Nonaccrual Loans. The following tables set forth certain information with respect to our loan portfolio delinquencies as to contractual payments, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2012
Non-covered Loans:
One- to four-family residential real estate	24	$1,252	2	$402	26	$1,654
Commercial real estate	4	1,276	—	—	4	1,276
Real estate construction	—	—	—	—	—	—
Commercial	5	126	—	—	5	126
Consumer and other loans	11	124	—		11	124

Total non-covered loans	44	$2,778	2	$402	46	$3,180

Covered Loans:
One- to four-family residential real estate	8	$506	—	$—	8	$506
Commercial real estate	9	2,114	—	—	9	2,114
Real estate construction	—	—	—	—	—	—
Commercial	8	708	—	—	8	708
Consumer and other loans	2	11	—	—	2	11

Total covered loans	27	$3,339	—	$—	27	$3,339

Total loans	71	$6,117	2	$402	73	$6,519

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Non-covered Loans:
One- to four-family residential real estate	34	$580	—	$—	34	$580
Commercial real estate	11	1,351	—	—	11	1,351
Real estate construction	—	—	—	—	—	—
Commercial	4	103	—	—	4	103
Consumer and other loans	17	163	—		17	163

Total non-covered loans	66	$2,197	—	$—	66	$2,197

Covered Loans:
One- to four-family residential real estate	5	$367	—	$—	5	$367
Commercial real estate	9	588	—	—	9	588
Real estate construction	—	—	—	—	—	—
Commercial	3	551	—	—	3	551
Consumer and other loans	3	63	—	—	3	63

Total covered loans	20	$1,569	—	$—	20	$1,569

Total loans	86	$3,766	—	$—	86	$3,766

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Non-covered Loans:
One- to four-family residential real estate	27	$2,387	—	$—	27	$2,387
Commercial real estate	14	2,576	—	—	14	2,576
Real estate construction	—	—	—	—	—	—
Commercial	13	428	1	140	14	568
Consumer and other loans	19	296	—		19	296

Total non-covered loans	73	$5,687	1	$140	74	$5,827

Covered Loans:
One- to four-family residential real estate	7	$544	—	$—	7	$544
Commercial real estate	20	6,192	1	49	21	6,241
Real estate construction	—	—	—	—	—	—
Commercial	29	2,244	—	—	29	2,244
Consumer and other loans	12	437	—	—	12	437

Total covered loans	68	$9,417	1	$49	69	$9,466

Total loans	141	$15,104	2	$189	143	$15,293

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Non-covered Loans:
One- to four-family residential real estate	15	$2,631	3	$181	18	$2,812
Commercial real estate	15	4,296	—	—	15	4,296
Real estate construction	—	—	—	—	—	—
Commercial	2	190	—	—	2	190
Consumer and other loans	20	109	2	32	22	141

Total non-covered loans	52	$7,226	5	$213	57	$7,439

Covered Loans:
One- to four-family residential real estate	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—
Real estate construction	1	86	—	—	1	86
Commercial	17	695	—	—	17	695
Consumer and other loans	16	330	—	—	16	330

Total covered loans	34	$1,111	—	$—	34	$1,111

Total loans	86	$8,337	5	$213	91	$8,550

	Loans Delinquent and Still Accruing For
	30-89 Days	90 Days and Over	Total
	(Dollars in thousands)
At September 30, 2008
One- to four-family residential real estate	$1,029	$—	$1,029
Commercial real estate	1,564	—	1,564
Real estate construction	376	—	376
Commercial	318	—	318
Consumer and other loans	144	—	144

Total loans	$3,431	$—	$3,431

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.”

Nonperforming Non-Covered Loans (in thousands)
At September 30,	Balance
2012	$3,446
2011	11,694
2010	11,794
2009	13,313
2008	10,771

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. We regularly monitor the value of underlying collateral on classified and nonperforming loans. This monitoring involves physical site inspection, consultation with real estate professionals, our knowledge of our markets, and assessing appraisal trends.

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $47.7 million and $63.3 million at September 30, 2012 and 2011, respectively, with $15.9 million and $36.0 million classified special mention and $31.8 million and $27.3 million classified substandard.

The following table sets forth the aggregate amount of our classified assets at the dates indicated. Classified assets as of September 30, 2012, 2011 and 2010 have been divided into those assets that were acquired in connection with the NCB, MCB and FNB transactions and are covered under the loss sharing agreement with the FDIC, and those assets that are not covered by the loss sharing agreement.

	At September 30,
	2012		2011		2010
	Non-Covered	Covered (2)	Non-Covered	Covered (2)	Non-Covered	Covered (2)
Substandard assets:
Loans	$31,790	$9,916	$27,251	$13,021	$17,949	$8,872
Other real estate owned	2,107	1,909	4,093	2,926	9,641	5,925
Repossessed assets	—	5	—	40	—	46
Securities (1)	5,574	—	7,812	—	11,522	—
Doubtful loans	—	326	281	1,803	564	1,380
Loss assets	—	—	—	—	—	—

Total classified assets	$39,471	$12,156	$39,437	$17,790	$39,676	$16,223

(1)	Substandard securities represent certain non-investment grade investments.
(2)	Covered assets represent only the portion of the asset that is not covered by FDIC loss sharing agreements. The remaining portion of the covered assets is not shown because they are covered by FDIC loss sharing agreements, and therefore cannot be considered classified assets.

Our largest substandard loan at September 30, 2012 was a $6.3 million loan relationship which is subject to an agreement with the borrower to liquidate collateral and reduce the balance of the borrowing and pay interest. As of September 30, 2012, all interest and taxes due relating to the loan relationship have been paid. The loan relationship is collateralized by land in Georgia, Florida and Alabama. We believe we are adequately collateralized, even at lower current real estate values. The present liquidity position of the borrower likely dictates the liquidation of collateral to service debt obligations. If the relationship is placed on nonaccrual position in the first fiscal quarter of 2013, accrued interest and other charges of approximately $100,000 may be required to be reversed.

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

During 2012, we did not make significant changes to our methodology for determining the loan loss allowance. Our allowance for loan loss methodology is a loan classification-based system. Our allowance for loan losses is segmented into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our loan loss history for the last two years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

We have no loans for which there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms that are not currently disclosed as non-accrual, past due, classified, underperforming, restructured or potential problem.

As of September 30, 2012 and 2011, allowances of $8.9 million and $6.9 million, respectively, had been established for loan losses on covered loans acquired in the NCB transaction. In addition $1.4 million in allowances had been established for expected losses incurred on FNB loans. The nonaccretable discounts for covered loans amounted to $19.4 million and $69.1 million at September 30, 2012 and 2011, respectively.

No allowance was established for loans acquired in the MCB or FNB acquisition at the time of acquisition as accounting standards prohibit carrying over an allowance for loan losses for loans purchased in those acquisitions. These loans were recorded at fair value through establishing nonaccretable discounts. If credit deterioration is observed subsequent to the acquisition dates, such deterioration will be accounted for pursuant to our revised estimates of expected cash flows on covered loans and a provision for loan losses will be charged to earnings for our loss share with an increase to the FDIC receivable for the FDIC indemnification amount. Amounts expected to be recovered from the FDIC under loss sharing agreements are separately disclosed as the FDIC receivable.

The following table sets forth activity in our allowance for loan losses for the periods indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008
Balance at beginning of period	$9,370	$9,797	$9,332	$8,244	$6,013

Charge-offs:
One- to four-family residential real estate	(1,181)	(600)	(486)	(648)	(348)
Commercial real estate	(2,825)	(957)	(3,084)	(2,961)	(42)
Real estate construction	(29)	(22)	(1,281)	(31)	(424)
Commercial	(408)	(517)	(524)	(119)	(136)
Consumer and other loans	(88)	(152)	(32)	(55)	(97)

Total charge-offs (1)	(4,531)	(2,248)	(5,407)	(3,814)	(1,047)

Recoveries:
One- to four-family residential real estate	4	63	40	41	1
Commercial real estate	—	—	—	300	—
Real estate construction	—	—	—	—	—
Commercial	42	37	—	2	11
Consumer and other loans	5	21	32	9	16

Total recoveries	51	121	72	352	28

Net (charge-offs) recoveries	(4,480)	(2,127)	(5,335)	(3,462)	(1,019)
Provision for loan losses	3,300	1,700	5,800	4,550	3,250

Balance at end of year	$8,190	$9,370	$9,797	$9,332	$8,244

Ratios:
Net (charge-offs) recoveries as a percentage of average non-covered loans outstanding	(0.86)%	(0.48)%	(0.90)%	(0.71)%	(0.29)%
Allowance for loan losses as a percentage of non-covered non-performing loans at year end	237.69%	80.13%	84.06%	70.01%	77.00%
Allowance for loan losses as a percentage of total non-covered loans receivable at year end (2)	1.87%	2.19%	2.12%	1.97%	1.88%

(1)	CharterBank’s primary regulator changed from the Office of Thrift Supervision to the Office of the Comptroller of the Currency during the latter part of the 2011 fiscal year, and the Office of the Comptroller of the Currency’s policy is for the immediate charge-off of specific allowances on impaired loans, which increased our charge-offs by $1.2 million in 2012.
(2)	Does not include loans held for sale or deferred fees.

The following table sets forth activity in our covered allowance for loan losses for the periods indicated. Fiscal 2008 is not presented because there were no covered loans for that year. In fiscal 2009, there were no charge-offs or recoveries on covered loans.

	2012	2011	2010
Balance at beginning of year	$6,893	$15,554	$23,832

Charge-offs:
One- to four-family residential real estate	(113)	(307)	—
Commercial real estate	(4,643)	(11,457)	(10,787)
Real estate construction	(2)	(338)	—
Commercial	(1,633)	(2,874)	—
Consumer and other loans	(309)	(1,128)	—

Total charge-offs	(6,700)	(16,104)	(10,787)

Recoveries:
One- to four-family residential real estate	—	—	—
Commercial real estate	171	43	406
Real estate construction	—	—	—
Commercial	571	1,400	—
Consumer and other loans	2	—	—

Total recoveries	744	1,443	406
Net (charge-offs) recoveries	(5,956)	(14,661)	(10,382)
Provision for loan losses	9,404	6,000	2,103

Balance at end of year	$10,341	$6,893	$15,554

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses for non-covered loans allocated by loan category and the percent of loans in each category to total loans at the dates indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table. An unallocated allowance is generally maintained in a range of 4% to 12.0% of the total allowance in recognition of the imprecision of the estimates. In times of greater economic downturn and uncertainty, the higher end of this range is provided. Decreased allocations in the real estate construction portfolio reflected decreased nonperforming loans, decreased charge-offs in the recent two year period, and improved credit quality of those loans. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$880	24.1%	$633	23.0%	$1,023	23.0%
Commercial real estate	5,480	57.6	5,972	58.5	6,103	58.0
Real estate construction	287	10.4	1,066	9.7	1,236	9.9
Commercial	711	3.8	822	4.1	624	4.2
Consumer and other loans	80	4.1	48	4.7	79	4.9

Total allocated allowance	7,438		8,541		9,065
Unallocated	752	—	829	—	732	—

Total	$8,190	100.0%	$9,370	100.0%	$9,797	100.0%

	At September 30,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$451	26.6%	$563	31.6%
Commercial real estate	5,540	57.1	4,823	50.8
Real estate construction	2,157	9.3	1,439	9.0
Commercial	99	2.2	267	3.6
Consumer and other loans	117	4.8	202	5.0

Total allocated allowance	8,364		7,294
Unallocated	968	—	950	—

Total	$9,332	100.0%	$8,244	100.0%

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

We have emphasized commercial real estate lending, and to a lesser extent, one- to four-family residential lending. Our sources of funds include retail deposits, Federal Home Loan Bank advances and wholesale deposits. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

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

Interest Risk Measurement.

We compute amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The table below sets forth, as of September 30, 2012, the simulation model’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
	(Dollars in thousands)
+300	$126,886	$6,323	5.2%	12.4%	0.6%
+200	$127,266	$6,703	5.6%	12.4%	0.6%
+100	$125,958	$5,395	4.5%	12.3%	0.5%
0	$120,563	$ —	— %	11.8%	— %
(100)	$120,921	$ 358	0.3%	11.8%	— %

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 5.6% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.3% increase in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2012, we were in compliance with our Board approved policy limits.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. September 30, 2012 and 2011, we had access to immediately available funds of approximately $297.6 million and $254.7 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

During the years ended September 30, 2012 and 2011, we closed five of the branches acquired in the FNB transaction and lowered the rates on other deposits acquired in the transaction. We funded this reduction in deposits with cash, loss sharing reimbursements from the FDIC, and the liquidation of other assets acquired in the transaction.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $108.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $189.4 million at September 30, 2012. At September 30, 2012, we had $81.0 million in advances from the FHLB outstanding. However, based on available collateral other than cash, $140.7 million in additional advances would be available.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2012, we had $1.0 million of new loan commitments outstanding, and $42.8 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $11.7 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2012 totaled $215.2 million, or 26.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended September 30, 2012, we originated $28.7 million of loans and purchased $135.3 million of securities.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $110.8 million for the year ended September 30, 2012. This decrease represented reductions in our time deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances decreased by $29.0 million to $81.0 million during the year ended September 30, 2012. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to pay off Federal Home Loan Bank of Atlanta advances as cash is available and the advances mature.

Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are providing and are expected to continue to provide positive net cash flows in periods following the wholesale funding outflows.

CharterBank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, CharterBank exceeded all regulatory capital requirements. CharterBank is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 16 of the Notes to our Consolidated Financial Statements.

The table of regulatory compliance with capital requirements for CharterBank is presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2012
Total Capital (to Risk-Weighted Assets)	$133,626	19.2%	$55,610	8.0%	$69,512	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$124,931	18.0%	$27,805	4.0%	$41,707	6.0%
Tier 1 Capital (to Average Assets)	$124,931	12.2%	$41,097	4.0%	$51,371	5.0%

September 30, 2011
Total Risk Based Capital (to Risk-Weighted Assets)	$123,295	24.4%	$40,498	8.0%	$50,623	10.0%
Tier 1 Risk Based Capital (to Risk-Weighted Assets)	$116,975	23.1%	$20,249	4.0%	$30,374	6.0%
Tangible Equity (to Average Assets) (1)	$124,757	10.7%	$46,709	4.0%	$58,387	5.0%

(1)	Tangible Equity to Tangible Assets is calculated using period-end assets in accordance with Office of Thrift Supervision guidelines, CharterBank’s primary regulator at September 30, 2011.

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

Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments. Fixed rates on loans ranged from 3.25% to 7.00% as of September 30, 2012.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Loan commitments to originate mortgage loans	$1,002	$—	$—	$—	$1,002
Loan commitments to fund construction loans in process	35,879	—	—	—	35,879
Available unadvanced lines of credit on commercial loans	1,257	—	—	—	1,257
Loan commitments to fund commercial real estate loans in process	6,970	—	—	—	6,970
Available home equity and unadvanced lines of credit	10,489	—	—	—	10,489
Letters of credit	889	—	—	—	889
Lease agreements	648	1,382	718	213	2,961
Certificates of deposit	215,173	103,198	25,598	—	343,969
FHLB advances	21,000	10,000	25,000	25,000	81,000

Total	$293,307	$114,580	$51,316	$25,213	$484,416

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Charter Financial Corporation

We have audited internal control over financial reporting of Charter Financial Corporation and subsidiary (the “Company”) as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Charter Financial Corporation and subsidiary as of September 30, 2012 and 2011, and for each of the years in the three-year period ended September 30, 2012, and our report dated December 14, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

December 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors

Charter Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal controls over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2012, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

December 14, 2012

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30,	September 30,
	2012	2011
Assets
Cash and amounts due from depository institutions	$13,221,291	$9,780,584
Interest-bearing deposits in other financial institutions	95,606,929	139,981,062

Cash and cash equivalents	108,828,220	149,761,646

Loans held for sale, fair value of $2,741,672 and $299,744	2,691,508	291,367
Securities available for sale	189,379,333	158,736,574
Federal Home Loan Bank stock	5,318,200	10,590,900
Loans receivable:
Not covered under FDIC loss sharing agreements	436,966,775	430,359,086
Covered under FDIC loss sharing agreements, net	166,228,316	235,049,585
Unamortized loan origination fees, net (non-covered loans)	(1,101,481)	(1,010,480)
Allowance for loan losses (non-covered loans)	(8,189,895)	(9,369,837)

Loans receivable, net	593,903,715	655,028,354

Other real estate owned:
Not covered under FDIC loss sharing agreements	2,106,757	4,093,214
Covered under FDIC loss sharing agreements	21,903,204	24,671,626
Accrued interest and dividends receivable	3,241,320	3,690,433
Premises and equipment, net	23,610,642	21,765,298
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	1,280,309	1,827,462
Cash surrender value of bank owned life insurance	33,831,920	32,774,523
FDIC receivable for loss sharing agreements	35,135,533	96,777,791
Deferred income taxes	6,176,199	4,557,858
Other assets	487,954	2,817,922

Total assets	$1,032,220,096	$1,171,710,250

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$800,261,546	$911,093,806
FHLB advances and other borrowings	81,000,000	110,000,000
Advance payments by borrowers for taxes and insurance	651,520	462,882
Other liabilities	7,786,262	10,737,862

Total liabilities	889,699,328	1,032,294,550

Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at September 30, 2012 and September 30, 2011, respectively; 18,229,760 shares outstanding at September 30, 2012 and 18,603,889 shares outstanding at September 30, 2011	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	73,483,605	73,083,363
Treasury stock, at cost; 1,629,459 shares at September 30, 2012 and 1,255,330 shares at September 30, 2011	(39,362,686)	(36,127,940)
Unearned compensation – ESOP	(3,571,121)	(3,729,390)
Retained earnings	111,568,998	107,962,533
Accumulated other comprehensive gain (loss) – net unrealized holding gain (losses) on securities available for sale, net of tax	203,380	(1,971,458)

Total stockholders’ equity	142,520,768	139,415,700

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,032,220,096	$1,171,710,250

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

	Years Ended September 30,
	2012	2011	2010
Interest and dividend income:
Loans receivable	$44,194,909	$41,361,825	$42,594,530
Mortgage-backed securities and collateralized mortgage obligations	3,368,183	3,943,269	6,983,394
Federal Home Loan Bank Stock	114,580	91,706	50,407
Other investment securities available for sale	261,600	153,977	195,080
Interest-bearing deposits in other financial institutions	161,766	235,535	135,379

Total interest and dividend income	48,101,038	45,786,312	49,958,790

Interest expense:
Deposits	6,594,261	9,395,545	12,227,345
Borrowings	3,994,754	5,831,992	10,530,124

Total interest expense	10,589,015	15,227,537	22,757,469

Net interest income	37,512,023	30,558,775	27,201,321
Provision for loan losses, not covered under FDIC loss sharing agreement	3,300,000	1,700,000	5,800,000
Provision for covered loan losses	1,201,596	1,200,000	420,635

Net interest income after provision for loan losses	33,010,427	27,658,775	20,980,686

Noninterest income:
Service charges on deposit accounts	7,001,967	5,843,016	5,789,043
Gain on securities available for sale	939,766	774,277	898,915
Total impairment losses on securities	(2,573,625)	(5,598,920)	(4,884,612)
Portion of losses recognized in other comprehensive income	2,300,366	3,302,678	2,357,938

Net impairment losses recognized in earnings	(273,259)	(2,296,242)	(2,526,674)
Impairment loss on equity security	—	—	(1,000,000)
Loss on sale of other assets held for sale	(146,299)	(349,585)	—
Bank owned life insurance	1,057,397	1,096,510	1,128,164
Gain on sale of loans and loan servicing release fees	961,605	655,977	796,459
Loan servicing fees	386,656	388,625	334,255
Brokerage commissions	557,821	693,926	518,762
Acquisition gain	—	1,095,003	9,342,816
FDIC receivable for loss sharing agreements accretion	1,461,779	1,035,125	1,840,856
Other	967,505	346,322	387,129

Total noninterest income	12,914,938	9,282,954	17,509,725

Noninterest expenses:
Salaries and employee benefits	19,332,621	15,762,074	13,812,938
Occupancy	7,789,954	6,520,914	5,945,678
FHLB advance prepayment penalty	—	809,558	—
Legal and professional	1,627,769	2,105,319	1,507,993
Marketing	1,875,591	1,619,275	1,576,574
Federal insurance premiums and other regulatory fees	1,351,185	1,252,717	1,387,264
Net cost of operations of real estate owned	2,144,882	1,341,120	2,683,375
Furniture and equipment	919,525	772,716	669,572
Postage, office supplies and printing	1,025,597	962,239	780,079
Core deposit intangible amortization expense	547,153	237,437	183,194
Other	3,693,346	2,558,616	1,922,093

Total noninterest expenses	40,307,623	33,941,985	30,468,760

Income before income taxes	5,617,742	2,999,744	8,021,651
Income tax expense	639,050	694,392	2,086,661

Net income	$4,978,692	$2,305,352	$5,934,990

Basic net income per share	$0.28	$0.13	$0.32

Diluted net income per share	$0.28	$0.13	$0.32

Weighted average number of common shares outstanding	17,907,597	18,146,627	18,422,050

Weighted average number of common and potential common shares outstanding	17,936,493	18,183,938	18,473,624

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Years Ended September 30,
	2012	2011	2010

Net income	$4,978,692	$2,305,352	$5,934,990
Less reclassification adjustment for net gains realized in net income, net of taxes of $362,749, $298,871, and $346,981, respectively	(577,017)	(475,406)	(551,934)
Net unrealized holding gains on investment and mortgage securities available for sale arising during the year, net of taxes of $1,624,516, $372,130, and $2,376,153, respectively	2,584,074	591,938	3,779,684
Other-than-temporary impairment losses recognized in earnings, net of taxes of $105,478, $886,349, and $975,296, respectively	167,781	1,409,893	1,551,378

Comprehensive income	$7,153,530	$3,831,777	$10,714,118

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended September 30, 2012, 2011, and 2010

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2009	19,859,219	$198,592	$42,751,898	$(36,948,327)	$(1,683,990)	$103,304,016	$(8,277,011)	$99,345,178

Net income	—	—	—	—	—	5,934,990	—	5,934,990
Change in unrealized loss on securities	—	—	—	—	—	—	4,779,128	4,779,128
Dividends paid, $0.40 per share	—	—	—	—	—	(1,640,926)	—	(1,640,926)
Allocation of ESOP common stock	—	—	—	—	137,000	—	—	137,000
Stock issuance	4,400,000	440,000	30,191,569	—	(2,334,000)	—	—	27,857,569
Cancellation of shares previously owned by First Charter, MHC	(4,400,000)	(440,000)	—	—	—	—	—	—
Effect of restricted stock awards	—	—	68,563	333,679	—	—	—	402,242
Stock option expense	—	—	61,186	—	—	—	—	61,186

Balance at September 30, 2010	19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367

Net income	—	—	—	—	—	2,305,352	—	2,305,352
Change in unrealized loss on securities	—	—	—	—	—	—	1,526,425	1,526,425
Dividends paid, $0.20 per share	—	—	—	—	—	(1,940,899)	—	(1,940,899)
Allocation of ESOP common stock	—	—	—	—	151,600	—	—	151,600
Effect of restricted stock awards	—	—	(94,944)	486,708	—	—	—	391,764
Stock option expense	—	—	105,091	—	—	—	—	105,091

Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700

(continued)

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended September 30, 2012, 2011, and 2010

(continued)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700

Net income	—	—	—	—	—	4,978,692	—	4,978,692
Change in unrealized loss on securities	—	—	—	—	—	—	2,174,838	2,174,838
Dividends paid, $0.10 per share	—	—	—	—	—	(1,372,227)	—	(1,372,227)
Allocation of ESOP common stock	—	—	—	—	158,269	—	—	158,269
Effect of restricted stock awards	—	—	306,366	353,267	—	—	—	659,633
Stock option expense	—	—	93,876	—	—	—	—	93,876
Repurchase of shares	—	—	—	(3,588,013)	—	—	—	(3,588,013)

Balance at September 30, 2012	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$4,978,692	$2,305,352	$5,934,990
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	3,300,000	1,700,000	5,800,000
Provision for covered loan losses	1,201,596	1,200,000	420,635
Depreciation and amortization	1,782,588	1,335,515	1,097,217
Deferred income tax expense (benefit)	(2,738,714)	(1,973,499)	(277,892)
Accretion and amortization of premiums and discounts, net	2,974,208	1,995,603	1,343,798
Accretion of fair value discounts related to covered loans	(8,987,715)	(8,248,209)	(7,760,565)
Accretion of fair value discounts related to FDIC receivable	(1,461,779)	(1,035,125)	(1,840,856)
Gain on sale of loans and loan servicing release fees	(961,605)	(655,977)	(796,459)
Proceeds from sale of loans	40,057,748	33,976,397	21,775,030
Originations and purchases of loans held for sale	(41,496,284)	(31,550,298)	(21,916,571)
Gain on acquisition	—	(1,095,003)	(9,342,816)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(939,766)	(774,277)	(898,915)
Other-than-temporary impairment-securities	273,259	2,296,242	2,526,674
Other-than-temporary impairment-other	—	—	1,000,000
Write down of real estate owned	1,298,041	774,616	1,399,111
Loss on sale and writedowns of real estate owned	24,074	44,894	102,235
Loss on sale and writedowns of other assets held for sale	588,299	349,585	—
FHLB advance prepayment penalty	—	809,558	—
Recovery payable to FDIC on other real estate owned gains	—	—	(259,726)
Restricted stock award expense	108,845	216,668	191,906
Stock option expense	93,876	105,091	61,186
Increase in cash surrender value on bank owned life insurance	(1,057,397)	(1,096,510)	(1,128,164)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	449,113	267,173	1,163,551
Decrease (increase) in other assets	1,741,670	4,125,736	(5,182,241)
(Decrease) increase in other liabilities	(2,242,543)	(5,239,014)	2,902,698

Net cash used in operating activities	(1,013,794)	(165,482)	(3,685,174)

Cash flows from investing activities:

Proceeds from sales of securities available for sale	41,638,363	41,338,234	54,299,637

Principal collections on securities available for sale	57,210,142	52,477,822	58,531,300
Purchase of securities available for sale	(135,293,105)	(111,244,487)	(14,582,959)
Proceeds from maturities of other securities available for sale	6,789,350	3,574,950	3,568,829
Proceeds from redemption of FHLB stock	5,317,700	4,473,912	1,085,900
Purchase of FHLB stock	(45,000)	—	—
Net decrease in loans receivable	40,430,538	59,326,132	21,252,730
Net decrease in FDIC receivable	70,878,537	45,638,131	49,515,577
Proceeds from sale of real estate owned	20,364,484	31,784,268	17,781,589
Proceeds from sale of premises and equipment	148,418	412,980	—
Purchases of premises and equipment	(2,755,197)	(839,960)	(5,777,124)
Net cash received from acquisitions	—	49,326,291	68,914,993

Net cash provided by investing activities	104,684,230	176,268,273	254,590,472

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2012	2011	2010
Cash flows from financing activities:
Purchase of treasury stock	(3,588,013)	—	—
Dividends paid	(1,372,227)	(1,940,899)	(1,640,926)
Stock issuance	—	—	27,857,569
Decrease in deposits	(110,832,260)	(156,755,359)	(70,489,262)
Proceeds from Federal Home Loan Bank advances	1,000,000	—	—
Principal payments on Federal Home Loan Bank advances	(30,000,000)	(102,809,558)	(24,491,486)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	188,638	(473,911)	(342,647)

Net cash used in financing activities	(144,603,862)	(261,979,727)	(69,106,752)

Net (decrease) increase in cash and cash equivalents	(40,933,426)	(85,876,936)	181,798,546
Cash and cash equivalents at beginning of period	149,761,646	235,638,582	53,840,036

Cash and cash equivalents at end of period	$108,828,220	$149,761,646	$235,638,582

Supplemental disclosures of cash flow information:
Interest paid	$10,973,958	$16,565,221	$22,918,703

Income taxes paid	$2,529,000	$1,678,641	$3,724,092

Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$25,180,220	$14,830,664	$30,466,966

Premises and equipment acquired through foreclosure of collateral on loans receivable	$474,000	$286,154	$-

Issuance of ESOP common stock	$158,269	$151,600	$137,000

Effect of restricted stock awards	$659,633	$391,764	$402,242

Unrealized gain on securities available for sale, net	$2,174,838	$1,526,425	$4,779,128

Acquisitions
Assets acquired at fair value	$—	$248,978,989	$316,233,077
Liabilities assumed at fair value	—	248,304,905	310,627,386

Net assets acquired	$—	$674,084	$5,605,691

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements of Charter Financial Corporation and subsidiary (the Company) include the financial statements of Charter Financial Corporation and its wholly owned subsidiary, CharterBank (the Bank). All intercompany accounts and transactions have been eliminated in consolidation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Bank to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like First Charter, MHC (the “MHC”) and Charter Financial, in addition to bank holding companies which the FRB already regulated.

Charter Financial Corporation was formed through the reorganization of CharterBank in October 2001. At that time, CharterBank converted from a federally chartered mutual savings and loan association into a two–tiered mutual holding company structure and became a direct wholly owned subsidiary of Charter Financial Corporation. Through a public offering during the same year, Charter Financial Corporation sold 20% of its common stock. During the year ended September 30, 2007 the Company repurchased approximately 500,000 of its shares and deregistered with the Securities and Exchange Commission. In conjunction with the deregistration from the Securities and Exchange Commission the Company moved the trading of its stock from NASDAQ to the Over-the-Counter Bulletin Board. First Charter, MHC, (“First Charter”) a federal mutual holding company, owns approximately 63% and 61%, respectively, of the outstanding shares of the common stock of Charter Financial Corporation at September 30, 2012 and 2011 following various treasury stock transactions of the Company. In September 2010, the Company completed an incremental stock offering in which 4,400,000 shares were sold to the public and First Charter cancelled 4,400,000 shares of Company stock that it held. In conjunction with the incremental stock offering, the Company moved the trading of its stock to the NASDAQ Capital Market.

On September 27, 2011, Charter Financial announced a 5% stock repurchase plan with repurchased shares being held in treasury and available for general corporate purposes and under this stock buyback plan 335,321 shares have been repurchased at a cost of $3,118,014.

On August 27, 2012, Charter Financial announced a 5% stock repurchase plan with repurchased shares being held in treasury and available for general corporate purposes. For the year ended September 30, 2012, 50,000 shares have been repurchased at a cost of $470,000.

First Charter, MHC waived dividends of $422,896, $1.7 million, and $5.7 million during the years ended September 30, 2012, 2011, and 2010, respectively.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

(a)	Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the FDIC receivable for loss sharing agreements, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

A substantial portion of the Company’s loans is secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.

Certain reclassifications of 2010 and 2011 balances have been made to conform to classifications used in 2012. These reclassifications did not change net income.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

September 30, 2012, 2011, and 2010

Loans held for sale are carried at the lower of aggregate cost or market, with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market.

Acquired loans are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable difference and, if appropriate, an accretable yield. The difference between contractually required principal and interest payments at acquisition and the cash flows expected to be collected at acquisition is the non-accretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or a reclassification of the difference from non-accretable to accretable with a positive impact on the accretion of interest income in future periods. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The expected cash flows method of income recognition is also used for other acquired loans in the NCB and MCB acquisitions.

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

Loans covered under loss sharing agreements with the FDIC (Covered Loans) are reported in loans exclusive of the expected reimbursement from the FDIC as it is not contractually embedded in the loans and loss sharing is not transferable with the loans should a decision be made to dispose of them. Covered Loans are initially recorded at fair value at the acquisition date and we continually reviewed for collectability based on the expectation of cash flows on these loans. Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent significant increases in the amount expected to be collected result in the reversal of any previously recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for credit losses had been recorded. Adjustments of the FDIC receivable are recorded over the lesser of the remaining life of applicable covered loans or the remaining term of loss sharing. Interest is accrued daily on the outstanding principal balances of non-impaired loans. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

Covered Loans which are more than 90 days past due with respect to contractual interest or principal, unless they are well secured and in the process of collection, and other covered loans on

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

September 30, 2012, 2011, and 2010

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

(h)	Receivable from FDIC for Loss Sharing Agreements

Under loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the reimbursable portion of the estimated losses in the covered loans and other real estate acquired. The receivable is measured separately from the covered assets acquired as it is not contractually embedded in the loans and not transferrable with the loans should a decision be made to dispose of them. The receivable was recorded at the present value of the estimated cash flows using discount rates of approximately four percent, one and a half percent, and two percent, respectively, at the date of the respective acquisition and will be reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure change. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursements from the FDIC. Certain adjustments to the receivable are recorded over the lesser of the remaining life of applicable covered loans or the term of loss sharing. Most third party expenses on real estate and covered loans are covered under the loss sharing agreements and the cash flows from the reimbursable portion are included in the estimate of cash flows.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

The Company tests its goodwill for impairment annually and upon certain triggering events on an interim basis. The primary method used in the Company’s impairment assessment is the monitoring of the Company’s market capitalization, adjusted for an estimated control premium, compared to its recorded stockholders’ equity. No impairment charges have been recognized through September 30, 2012.

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

The Company’s wholly-owned subsidiary acquired certain assets and liabilities of Neighborhood Community Bank (“NCB”) headquartered in Newnan, Georgia on June 26, 2009. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of NCB were measured at estimated fair

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of NCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from NCB. The carrying value of certain long-term assets acquired in the acquisition of NCB, primarily the estimated value of core deposits of approximately $1.1 million, were reduced to zero by the excess of fair value of net assets acquired over liabilities assumed in the acquisition.

The Company’s wholly-owned subsidiary acquired certain assets and liabilities of McIntosh Commercial Bank (“MCB”) headquartered in Carrollton, Georgia on March 26, 2010. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of MCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of MCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from MCB.

The Company’s wholly-owned subsidiary acquired certain assets and liabilities of The First National Bank of Florida (“FNB”) headquartered in Milton, Florida on September 9, 2011. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of FNB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of FNB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities acquired from FNB.

(n)	Stock–Based Compensation

The Company recognizes the estimated fair value of such equity instruments as expense as services are performed. The Company recognizes the total cost of the Company’s share based awards equal to the grant date fair value as expense on a straight line basis over the service periods of the awards.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

(o)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Years Ended September 30,
	2012	2011	2010
Net income	$4,978,692	$2,305,352	$5,934,990

Denominator:
Weighted average common shares outstanding	17,907,597	18,146,627	18,422,050
Equivalent shares issuable upon vesting of restricted stock awards and dilutive shares	28,896	37,311	51,574

Diluted shares	17,936,493	18,183,938	18,473,624

Net income per share:
Basic	$0.28	$0.13	$0.32

Diluted	$0.28	$0.13	$0.32

(p)	Treasury Stock

Treasury stock is accounted for at cost.

(q)	Employee Stock Ownership Plan (ESOP)

The Company has an internally-leveraged ESOP trust that covers substantially all of its employees. The Company’s common stock not yet allocated to participants is reflected as unearned compensation in stockholders’ equity. The Company records compensation expense associated with the ESOP based on the average market price (fair value) of the total Company shares committed to be released, and subsequently allocated to participants, during the year. The Company further records as compensation expense any dividends declared on unallocated Company shares in the ESOP trust. Earnings per share computations include any allocated shares in the ESOP trust.

(r)	Bank Owned Life Insurance

The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2012 and 2011 was $33,831,920 and $32,774,523, respectively. The Company recorded, as income, increases to the cash surrender value of $1,057,397, $1,096,510, and $1,128,164, for the three years ended September 30, 2012, 2011, and 2010, respectively.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

(s)	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for amendments to achieve common fair value measurements and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices (Level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value. This update is effective for interim and annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income. This update amends current accounting standards to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued another update to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income as previously established in the June 2011 update. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This update is effective for interim and annual periods beginning after December 15, 2011. The Company has presented a separate consolidated statement of comprehensive income.

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

In October 2012, the FASB issued an update to the accounting standards to provide guidance on the subsequent accounting treatment for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. The amendments in update require entities that recognize an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification) to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this guidance are effective for the Company for fiscal years, and interim periods within those years,

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this update has no impact on the consolidated financial statements because the Company’s accounting procedures for the indemnification asset is in compliance with this amendment.

Note 2: Goodwill and Other Intangible Assets

Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits, ranging from five to thirteen years. The Company recorded amortization expense related to the core deposit intangible of $547,153, $237,437, and $183,194 for the years ended September 30, 2012, 2011, and 2010, respectively.

At September 30, 2012 and 2011, intangible assets are summarized as follows:

	September 30,
	2012	2011

Goodwill	$4,325,282	$4,325,282

Core deposit intangible	$3,369,449	$3,369,449
Less accumulated amortization	2,089,140	1,541,987

	$1,280,309	$1,827,462

Amortization expense for the core deposit intangible for the next five years as of September 30, 2012 is as follows:

Year Ending September 30

2013	$476,422
2014	380,210
2015	266,180
2016	132,887
2017	24,610

$1,280,309

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 3: Federally Assisted Acquisitions

Neighborhood Community Bank

On June 26, 2009, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of Neighborhood Community Bank from the FDIC, as Receiver of NCB. NCB operated four commercial banking branches primarily within the Newnan, Georgia area. The FDIC took NCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank’s bid to purchase NCB included the purchase of substantially all NCB’s assets at a discount of $26,900,000 in exchange for assuming certain NCB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $82,000,000, and 95 percent of net losses exceeding $82,000,000. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $49,991,245 at the time of acquisition. As of September 30, 2012, the Bank has submitted $77,320,746, in cumulative net losses to the FDIC under the loss-sharing agreements of which $61,856,597 is reimbursable.

McIntosh Commercial Bank

On March 26, 2010, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of McIntosh Commercial Bank (MCB) from the FDIC, as Receiver of MCB. MCB operated four commercial banking branches and was headquartered in Carrollton, Georgia. The FDIC took MCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank’s bid to purchase MCB included the purchase of substantially all MCB’s assets at a discount of $53,000,000 in exchange for assuming certain MCB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $106,000,000, and 95 percent of net losses exceeding $106,000,000. The term for loss sharing on residential real estate loans is ten years, while the term of for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $108,252,007 at the time of acquisition. As of September 30, 2012, the Bank has submitted $130,225,904 in net cumulative losses to the FDIC under the loss-sharing agreements of which $107,814,609 is reimbursable.

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

For the quarter ended March 31, 2010 and the year ended September 30, 2010, the Company retrospectively lowered the bargain purchase gain recognized on the purchase of MCB from $15.6 million to $9.3 million. This was required by FASB ASC 805, “Business Combinations,” when, subsequent to the

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

acquisition date, the Company obtained third-party appraisals and other valuations for the majority of MCB’s collateral-dependent problem loans and foreclosed real estate indicating, overall, that the appraised values were lower than the Company’s original estimates made as of the acquisition date. Such revisions to initial fair value estimates were determined to relate to facts and circumstances that existed at the acquisition date. Any information obtained after the acquisition date that is not about facts and circumstances that existed at the applicable acquisition date that affect estimated covered asset fair values are reflected as a provision for loan losses regardless of whether it was ascertained within a one-year measurement period following the acquisition date. Any losses beyond the revised estimate, should they occur, would be covered by the FDIC at the 95% reimbursement rate provided in the loss share agreement with the FDIC.

The application of the acquisition method of accounting resulted in a pre-tax bargain purchase gain of $9,342,816 for the year ended September 30, 2010 which was included in noninterest income. The amount of the gain is equal to the excess of the fair value of the recorded assets acquired over the fair value of liabilities assumed.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

September 30, 2012, 2011, and 2010

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The First National Bank of Florida

On September 9, 2011, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of The First National Bank of Florida (FNB) from the FDIC, as Receiver of FNB. FNB operated eight commercial banking branches and was headquartered in Milton, Florida. The FDIC took FNB under receivership upon its closure by the Office of the Comptroller of the Currency. The Bank’s bid to purchase FNB included the purchase of substantially all FNB’s assets at a discount of $28,000,000 in exchange for assuming all FNB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $51,555,999 at the time of acquisition. As of September 30, 2012, the Bank has submitted $47,316,518 in net cumulative losses to the FDIC under the loss-sharing agreements of which $37,853,214 is reimbursable.

The loss share agreements include a true-up payment in the event FNB’s losses do not reach the FDIC’s total intrinsic loss estimate, as defined in the loss sharing agreement, of $59,483,125. On September 9, 2021, the true-up measurement date, CharterBank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $11,896,625; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($7,000,000); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing or $7,380,467. Current loss estimates indicate that no true-up payment will be paid to the FDIC. The FDIC assisted acquisitions of Neighborhood Community Bank (NCB”) and McIntosh Commercial Bank (“MCB”) are not subject to true-up payments.

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

Noninterest income includes a pre-tax gain on acquisition of $1,095,003 for the year ended September 30, 2011. The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The following table shows adjustments to the fair value of the assets and liabilities acquired and the resulting gain from the FNB acquisition as of September 9, 2011.

	As recorded by FNB		Fair value adjustments		As recorded by CharterBank
Assets
Cash and due from banks	$25,689,080		$23,637,211	(a)	$49,326,291
FHLB and FRB stock	993,612		—		993,612
Investment securities available for sale	13,002,568		(97,407	)(b)	12,905,161
Loans, net of unearned income	185,927,300		(61,459,964	)(c)	124,467,336
Other real estate owned	24,943,178		(17,387,076	)(d)	7,556,102
FDIC receivable for loss sharing agreements	—		51,555,999	(e)	51,555,999
Core deposit intangible	—		1,134,697	(f)	1,134,697
Other assets	1,291,037		(251,246	)(g)	1,039,791

Total assets acquired	$251,846,775		$(2,867,786)		$248,978,989

Liabilities
Deposits	244,715,032		—		244,715,032
Deferred tax liability	—		420,919	(j)	420,919
Other liabilities	2,768,954		400,000	(i)	3,168,954

Total liabilities assumed	247,483,986		820,919		248,304,905

Excess of assets acquired over liabilities assumed	$4,362,789	(h)

Aggregate fair value adjustments			$(3,688,705)

Net assets of FNB acquired					$674,084

Explanation of fair value adjustments

(a)	–	Adjustment reflects the initial wire received from the FDIC adjusted for overpayment by the FDIC on the acquisition date.
(b)	–	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired investment securities portfolio.
(c)	–	Adjustment reflects fair value adjustments based on the Bank’s evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.
(d)	–	Adjustment reflects the estimated other real estate owned losses based on the Bank’s evaluation of the acquired other real estate owned portfolio.
(e)	–	Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at present value of the estimated cash flows using an average discount rate of approximately two percent.
(f)	–	Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

On the acquisition date, the preliminary estimate of the contractually required principal payments receivable for all other loans acquired in the acquisition was $64,287,163 and the estimated fair value of the loans were $63,647,526. In its estimate of cash flows for such loans, the Company also recorded an accretable discount of $639,637 relating to these other loans which will be recognized as interest income utilizing the level yield method over the life of the loans, representing periods up to sixty months.

At the time of acquisition, the Company also recorded a net FDIC receivable of $51,555,999, representing FDIC indemnification under loss sharing agreements for covered loans and other real estate.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 4: Securities Available for Sale

Securities available for sale are summarized as follows, credit ratings are current as of September 30, 2012:

	September 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$11,555,068	$25,004	$(1,571)	$11,578,501
U.S. government sponsored entities	16,519,624	107,431	—	16,627,055
Mortgage-backed securities:
FNMA certificates	84,836,714	1,748,088	—	86,584,802
GNMA certificates	4,568,181	377,231	—	4,945,412
FHLMC certificates	45,178,602	1,065,844	—	46,244,446
Collateralized mortgage obligations:
FNMA	7,712,770	314,386	—	8,027,156
GNMA	499,503	3,960	(152)	503,311
FHLMC	533,379	46,710	—	580,089
Private-label mortgage securities:
Investment grade	2,480,412	32,214	(155,882)	2,356,744
Split Rating [1]	6,922,884	—	(676,581)	6,246,303
Non investment grade	8,264,044	—	(2,578,530)	5,685,514

Total	$189,071,181	$3,720,867	$(3,412,716)	$189,379,333

[1]	Bonds with split ratings represent securities with separate investment and non investment grades.

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$10,618,273	$21,404	$(13,452)	$10,626,225
U.S. government sponsored entities	17,414,309	95,567	—	17,509,876
Mortgage-backed securities:
FNMA certificates	62,750,950	856,995	—	63,607,945
GNMA certificates	5,841,685	246,044	—	6,087,729
FHLMC certificates	20,634,103	657,084	—	21,291,187
Collateralized mortgage obligations:
FNMA	16,682,474	451,103	—	17,133,577
GNMA	3,648,357	29,348	(1,130)	3,676,575
FHLMC	870,973	72,653	—	943,626
Private-label mortgage securities:
Investment grade	3,212,607	35,163	(424,674)	2,823,096
Split Rating [1]	9,041,253	6,335	(995,327)	8,052,261
Non investment grade	11,008,649	—	(4,024,172)	6,984,477

Total	$161,723,633	$2,471,696	$(5,458,755)	$158,736,574

[1]	Bonds with split ratings represent securities with separate investment and non investment grades.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Proceeds from called or matured securities available for sale during the years ended September 30, 2012, 2011 and 2010 were $6,789,350, $3,574,950, and $3,568,829, respectively. Proceeds from sales of securities available for sale during years ended September 30, 2012, 2011, and 2010 were $41,638,363, $41,338,234, and $54,299,637, respectively. Gross realized gains on the sale of these securities were $950,511, $774,277, and $1,108,584, for the years ended September 30, 2012, 2011 and 2010, respectively and gross realized losses were $10,745, $0, and $209,669, for the years ended September 30, 2012, 2011, and 2010, respectively.

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Less than 1 year	$1,619,783	$1,627,437
1-5 years	17,977,502	18,081,140
Greater than 5 years	8,477,407	8,496,978
Mortgage-backed securities	160,996,489	161,173,778

	$189,071,181	$189,379,333

The Company’s investment in FHLB stock was $5,318,200 and $10,590,900 September 30, 2012 and 2011, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value. As of September 30, 2012, the investment in FHLB stock represented approximately 0.515 percent of total assets and the amortized cost and fair value of this investment are equal. In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value. The Company has reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLB Banks have a very high degree of government support.

Furthermore, the Company currently has sufficient liquidity or has access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount. For the reasons above, the Company concluded that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2012 and ultimate recoverability of the par value of this investment is probable.

Securities available for sale with an aggregate carrying amount of $127,617,291 and $92,865,006 at September 30, 2012 and 2011, respectively, were pledged to secure FHLB advances.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

There were no securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2012. Securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2011 are as follows:

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$1,339,585	$(13,452)	$1,326,133
Collateralized mortgage obligations:
Private-label mortgage securities	1,782,525	(110,599)	1,671,926

	$3,122,110	$(124,051)	$2,998,059

Securities available for sale that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2012 and 2011 are as follows:

	September 30, 2012
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$262,550	(1,571)	260,979
Collateralized mortgage obligations:
GNMA	133,587	(152)	133,435
Private-label mortgage securities	16,485,944	(3,410,993)	13,074,951

	$16,882,081	$(3,412,716)	$13,469,365

	September 30, 2011
	Amortized cost	Gross unrealized losses	Estimated fair value
Collateralized mortgage obligations:
GNMA	$346,140	$(1,130)	$345,010
Private-label mortgage securities	18,833,695	(5,333,574)	13,500,121

	$19,179,835	$(5,334,704)	$13,845,131

At September 30, 2012, the Company had approximately $3.4 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $16.5 million. During the year ended September 30, 2012 the Company recorded approximately $273,000 in other than temporary impairment on one security with this security being written off during the quarter ending March 31,

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

2012 bringing the cumulative other than temporary impairment to $380,000 at September 30, 2012. Other than previously stated, the Company is projecting that it will receive all contractual cash flows so there is no break in yield or additional other than temporary impairment. The remaining decline in fair value of the mortgage securities resulted from illiquidity and other concerns in the market place. The increase in the fair value of the remaining mortgage securities primarily resulted from increased liquidity and an overall improvement in the market for these securities.

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

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the years ended September 30, 2012, 2011 and 2010:

	Years Ended September 30,
	2012	2011	2010

Beginning balance of credit losses previously recognized in earnings	$4,822,916	$2,526,674	$—
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	—	2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	273,259	2,296,242	—
Reduction due to credit impaired securities sold or fully settled	(4,715,729)	—	—

Ending balance of cumulative credit losses recognized in earnings	$380,446	$4,822,916	$2,526,674

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company’s portfolio of private label mortgage obligations as of September 30, 2012.

Cusip	Description	Credit Rating [1]			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch			(Dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AAA/*-	AAA/*-	$—	$353	$353	$359	$6
55265KL80	MASTR 2003-8 4A1	n/a	AAA/*-	AAA	—	835	829	854	25
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	1,299	1,299	1,143	(156)

	Total				$—	$2,487	$2,481	$2,356	$(125)

Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	AA/*-	$—	$1,449	$1,449	$1,446	$(3)
576433QD1	MARM 2004-7 5A1	Ba3	BBB-/*	n/a	—	5,474	5,474	4,802	(672)

	Total				$—	$6,923	$6,923	$6,248	$(675)

Non Investment Grade
576433UQ7	MARM 2004-13 B1	NR	B-/*	n/a	$380	$5,954	$5,574	$3,273	$(2,301)
576433VN3	MARM 2004-15 4A1	B3	n/a	B	—	2,690	2,690	2,412	(278)

	Total				$380	$8,644	$8,264	$5,685	$(2,579)

	Grand Total				$380	$18,054	$17,668	$14,289	$(3,379)

[1]	Credit ratings are current as of September 30, 2012.

During the year ended September 30, 2012, three of the Bank’s private-label mortgage securities experienced a rating downgrade while one experienced a rating upgrade. The MARM 2004-15 4A1 was downgraded by Moody’s from Ba3 to B3. The downgraded instrument has a book value of $2.7 million. This instrument continues to maintain a favorable credit support level and Bloomberg coverage ratio. The credit support and Bloomberg coverage ratio for the MARM 2004-15 4A1 was reported at 13.41 and 3.16, respectively, at September 30, 2012. The Bank is projecting no break in yield or other than temporary impairment on this instrument.

The MARM 2004-7 5A1 was downgraded by S&P subsequent to September 30, 2012 from BBB- to BB. This compares to AAA for the year ended September 30, 2011. This split rated bond maintains a book value of $5.5 million. It also maintains a 11.95 credit support, a Bloomberg coverage ratio of 3.16 and shows no losses under the Bloomberg credit model. This tranche has a total of 15 loans of which 13 or

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

85% are timely payers for the past 24 months. One loan is in foreclosure and the other is in bankruptcy. The HALTV on the foreclosure loan is 53% and the bankruptcy loan is reported at 45%. The housing price index adjusted weighted average loan-to-value ratio on the entire loan pool is 54% with the highest HALTV reported at 72%.

The SARM 2004-6 3A3 was downgraded by S&P from AAA to A+. The single rated instrument has a book value of $1.3 million. This tranche continues to maintain a favorable credit support level and Bloomberg coverage ratio. The credit support and Bloomberg coverage ratio for the SARM 2004-6 3A3 was reported at 13.36 and 6.11, respectively, at September 30, 2012. There is no loss projected by the Bloomberg Credit Model and the Bank is projecting no break in yield or other than temporary impairment on this instrument.

The CMLTI 2004-HYB1 A31 was upgraded by Moody’s from B3 to B1 during the year. This split rated bond maintains a book value of $1.4 million. The credit support on the CMLTI 2004-HYB1 A31 is 18.04 which is an increase from the original structure of 4.3. The Bloomberg coverage ratio was reported at 4.09 at September 30, 2012.

The investment in the MARM 2004-13 B1 security represents the largest unrealized loss position in the investment portfolio at $2.3 million. Based on assessments of expected cash flows, it has been concluded that no additional other than temporary impairment exists on this security at September 30, 2012. This bond has previously taken a total of $380,000 in OTTI. The favorable cash flow profile is attributable to a number of pertinent factors, including the relatively low levels of delinquency and the stable levels of default, foreclosure, and severities upon foreclosure. The security has a housing price index adjusted weighted average loan-to-value ratio of 55% on the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning. Furthermore, 90% of the underlying mortgages have been timely payers for the past 24 months. The unrealized loss position is attributed to liquidity risk.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 5: Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2012	September 30, 2011
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$105,514,544	$98,844,828
Commercial real estate	251,379,010	252,037,202
Commercial	16,596,833	17,612,661
Real estate construction	45,369,190	41,726,520
Consumer and other	18,107,198	20,137,875

Loans receivable, net of undisbursed proceeds of loans in process	436,966,775	430,359,086
Less:
Unamortized loan origination fees, net	1,101,481	1,010,480
Allowance for loan losses	8,189,895	9,369,837

Total loans not covered, net	$427,675,399	$419,978,769

The carrying amount of covered loans at September 30, 2012 and 2011 consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	September 30, 2012
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$5,619,110	$9,421,190	$15,040,300
Commercial real estate	71,806,980	88,353,272	160,160,252
Commercial	12,081,845	13,885,559	25,967,404
Real estate construction	1,321,752	559,675	1,881,427
Consumer and other	708,832	5,458,309	6,167,141

Loans receivable, gross	91,538,519	117,678,005	209,216,524
Less:
Non-accretable difference	14,285,220	5,096,952	19,382,172
Allowance for covered loan losses	1,793,943	8,546,872	10,340,815
Accretable discount	9,869,297	3,055,050	12,924,347
Discount on acquired performing loans	—	308,728	308,728
Unamortized loan origination fees, net	—	32,146	32,146

Total loans covered, net	$65,590,059	$100,638,257	$166,228,316

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

	September 30, 2011
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$8,662,904	$11,261,058	$19,923,962
Commercial real estate	142,358,465	120,903,232	263,261,697
Commercial	10,263,020	22,478,750	32,741,770
Real estate construction	8,059,927	778,764	8,838,691
Consumer and other	866,166	7,715,276	8,581,442

Loans receivable, gross	170,210,482	163,137,080	333,347,562
Less:
Non-accretable difference	61,346,002	7,799,285	69,145,287
Allowance for covered loan losses	—	6,892,425	6,892,425
Accretable discount	16,893,100	4,705,432	21,598,532
Discount on acquired performing loans	—	622,258	622,258
Unamortized loan origination fees, net	—	39,475	39,475

Total loans covered, net	$91,971,380	$143,078,205	$235,049,585

The following table documents changes in the accretable discount on acquired loans during the years ended September 30, 2012 and 2011:

	Impaired Loans At Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2010	$10,166,664	$8,476,672	$18,643,336
Accretable yield acquired	11,203,405	—	11,203,405
Loan accretion	(4,476,969)	(3,771,240)	(8,248,209)

Balance, September 30, 2011	16,893,100	4,705,432	21,598,532
Loan accretion	(7,023,803)	(1,650,382)	(8,674,185)

Balance, September 30, 2012	$9,869,297	$3,055,050	$12,924,347

The following is a summary of transactions during the years ended September 30, 2012 and 2011 in the allowance for loan losses on loans covered by loss sharing:

	September 30,
	2012	2011	2010
Balance, beginning of year	$6,892,425	$15,553,536	$23,832,265
Loans charged-off (gross)	(6,700,215)	(16,103,611)	(10,786,622)
Recoveries on loans previously charged-off	744,850	1,442,500	404,716
Provision for loan losses charged to FDIC receivable	8,202,159	4,800,000	1,682,542
Provision for loan losses charged to operations	1,201,596	1,200,000	420,635

Balance, end of year	$10,340,815	$6,892,425	$15,553,536

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the years ended September 30, 2012 and 2011:

	September 30,
	2012	2011

Balance, beginning of year	$96,777,791	$89,824,798
Fair value of FDIC receivable for loss sharing agreements at acquisition	—	51,555,999
Receipt of payments from FDIC	(80,528,485)	(53,615,832)
Accretion of fair value adjustment	1,461,779	1,035,125
Recovery of previous loss reimbursements	(3,252,736)	(3,617,003)
Provisions for estimated losses on covered assets	15,976,659	4,800,000
External expenses qualifying under loss sharing agreements	4,700,525	6,794,704

Balance, end of year	$35,135,533	$96,777,791

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2012, approximately 36.7% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

September 30, 2012, 2011, and 2010

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

The Company originates consumer loans that consist of loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At September 30, 2012, the Company had $14.0 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	September 30, 2012	September 30, 2011
1-4 family residential real estate	$2,038,340	$5,793,073
Commercial real estate	771,711	5,339,730
Commercial	191,499	438,161
Real estate construction	—	26,291
Consumer and other	42,363	96,954

Total	$3,043,913	$11,694,209

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at September 30, 2012 and 2011 were as follows:

September 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,460,017	$621,257	$2,081,274	$103,433,270	$105,514,544	$401,726
Commercial real estate	1,459,472	—	1,459,472	249,919,538	251,379,010	—
Commercial	145,001	—	145,001	16,451,832	16,596,833	—
Real estate construction	—	—	—	45,369,190	45,369,190	—
Consumer and other	125,054	—	125,054	17,982,144	18,107,198	—

	$3,189,544	$621,257	$3,810,801	$433,155,974	$436,966,775	$401,726

September 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
1-4 family residential real estate	$1,261,293	$2,434,213	$3,695,506	$95,149,322	$98,844,828	$—
Commercial real estate	3,073,129	1,671,035	4,744,164	247,293,038	252,037,202	—
Commercial	315,882	160,558	476,440	17,136,221	17,612,661	—
Real estate construction	—	26,291	26,291	41,700,229	41,726,520	—
Consumer and other	197,125	—	197,125	19,940,750	20,137,875	—

	$4,847,429	$4,292,097	$9,139,526	$421,219,560	$430,359,086	$—

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

An age analysis of past due loans covered by loss sharing, segregated by class of loans at September 30, 2012 and 2011 were as follows:

September 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans [1]	Loans > 90 Days Accruing [2]
1-4 family residential real estate	$734,789	$834,569	$1,569,358	$11,460,232	$13,029,590	$834,570
Commercial real estate	6,546,132	20,588,187	27,134,319	115,540,726	142,675,045	20,588,187
Commercial	917,019	2,984,197	3,901,216	13,723,435	17,624,651	2,984,197
Real estate construction	—	—	—	1,343,072	1,343,072	—
Consumer and other	55,441	391,755	447,196	4,373,983	4,821,179	391,754

	$8,253,381	$24,798,708	$33,052,089	$146,441,448	$179,493,537	$24,798,708

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $13,233,075 of accretable discounts.
[2]	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans [1]	Loans > 90 Days and Accruing [2]
1-4 family residential real estate	$1,263,640	$1,852,536	$3,116,176	$13,377,864	$16,494,040	$1,852,536
Commercial real estate	6,890,156	19,890,694	26,780,850	175,314,919	202,095,769	19,890,694
Commercial	1,840,322	4,854,955	6,695,277	18,340,062	25,035,339	4,854,955
Real estate construction	—	3,617,000	3,617,000	2,251,184	5,868,184	3,617,000
Consumer and other	233,527	142,184	375,711	7,440,807	7,816,518	142,184

	$10,227,645	$30,357,369	$40,585,014	$216,724,836	$257,309,850	$30,357,369

[1]	Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $22,220,790 of accretable discounts.
[2]	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

September 30, 2012

				Year Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,500,824	$2,982,895	$—	$2,867,188	$31,122
Commercial real estate	12,469,240	14,063,513	—	13,689,972	568,615
Commercial	2,847,862	2,860,935	—	2,908,659	95,676
Real estate construction	5,925	34,844	—	32,735	296

Grand Total:	$17,823,851	$19,942,187	$—	$19,498,554	$695,709

There were no recorded allowances for impaired loans not covered by loss sharing at September 30, 2012. The recorded investment in accruing troubled debt restructured loans at September 30, 2012 totaled $14,420,575 and are included in the impaired loan table above.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

September 30, 2011

				Year Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$5,854,706	$5,934,610	$—	$5,970,816	$111,556
Commercial real estate	7,345,478	7,548,674	—	7,443,685	290,456
Commercial	2,425,539	2,430,884	—	3,216,788	88,665
Real estate construction	1,577,590	1,577,590	—	1,593,908	78,181

Subtotal:	17,203,313	17,491,758	—	18,225,197	568,858
With an allowance recorded:
1-4 family residential real estate	$—	$—	$—	$—	$—
Commercial real estate	2,881,355	2,881,355	1,162,795	2,950,237	63,857
Commercial	64,568	63,318	66,818	74,431	—
Real estate construction	—	—	—	—	—

Subtotal:	2,945,923	2,946,673	1,229,613	3,024,668	63,857
Totals:
1-4 family residential real estate	$5,854,706	$5,934,610	$—	$5,970,816	$111,556
Commercial real estate	10,226,833	10,430,029	1,162,795	10,393,922	354,313
Commercial	2,490,107	2,496,202	66,818	3,291,219	88,665
Real estate construction	1,577,590	1,577,590	—	1,593,908	78,181

Grand Total:	$20,149,236	$20,438,431	$1,229,613	$21,249,865	$632,715

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

The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is changed from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company’s internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. Risk grades for covered loans are determined by officers within the Special Assets Division based on an ongoing assessment of loan risk. Such risk grades are updated in a manner consistent with non-covered loans, except the grading of such loans are assessed quarterly, as applicable, relating to revised estimates of expected cash flows.

Grade 1: Virtual Absence of Credit Risk (Pass 1) – Loans graded 1 are substantially risk-free or have limited risk. They are characterized by loans to borrowers with unquestionable financial strength and a long history of solid earnings performance. Loans to borrowers collateralized by cash or equivalent liquidity may be included here. Loans secured, by readily marketable collateral may also be graded 1 provided the relationship meets all other characteristics of the grade.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Grade 2: Minimal Credit Risk (Pass 2) – Loans graded 2 represent above average borrowing relationships, generally with local borrowers. Such loans will have clear, demonstrative sources of repayment, financially sound guarantors, and adequate collateral.

Grade 3: Less Than Average Credit Risk (Pass 3) – Loans graded 3 are of average credit quality, are properly structured and documented and require only normal supervision. Financial data is current and document adequate revenue, cash flow, and satisfactory payment history to indicate that financial condition is satisfactory. Unsecured loans are normally for a specific purpose and short term. Secured loans have properly margined collateral. Repayment terms are realistic, clearly defined and based upon a primary, identifiable source of repayment. All grade 3 loans meet the Company’s lending guidelines.

Grade 4: Acceptable With Average Risk (Pass 4) – Loans graded 4 represent loans where a borrower’s character, capacity, credit or collateral may be a concern. Grade 4 loans will be performing credits and will not necessarily represent weakness unless that area of weakness remains unresolved. Loans most commonly graded 4 will likely include loans with technical exceptions, loans outside of policy parameters without justification for exception and loans with collateral imperfections. Loans in this category, while acceptable, generally warrant close monitoring. Resolution of questionable areas will generally result in an upgrade or downgrade.

Grade 5: Special Mention – (Greater Than Normal Credit Risk) – Loans graded 5 have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the bank’s credit position at a future date. Grade 5 loans should include loans where repayment is highly probable, but timeliness of repayment is uncertain due to unfavorable developments. Special Mention assets are not adversely classified and do not expose the bank to sufficient risk to warrant adverse classification. Assets that could be included in this category include loans that have developed credit weaknesses since origination as well as those that were originated with such weaknesses. Special Mention is not to be used to identify an asset that has as its sole weakness credit data exceptions or collateral documentation exceptions that are not material to the timely repayment of the asset.

Grade 6: Substandard – (Excessive Credit Risk) – Grade 6 loans are inadequately protected by current sound worth and paying capacity of the borrower or of collateral pledged. Substandard assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct probability that the bank will sustain some loss if the deficiencies are not corrected.

Grade 7: Doubtful – (Potential Loss) – Loans graded 7 possess all of the characteristics of Substandard loans with the addition that full collection is improbable on the basis of existing facts, values, and conditions. Possibility of loss is high; however, due to important and reasonably specific pending factors that may work to the loans’ advantage, a precise indication of estimated loss is deferred until a more exact status can be determined. The Doubtful classification is not to be used to defer the full recognition of an expected loss.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Grade 8: Loss – That portion of an asset classified Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion) even though partial recovery may be affected in the future. An asset may be subject to a split classification whereby two or more portions of the same asset are given separate classifications.

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

September 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$97,045,428	$217,582,908	$13,252,993	$44,075,754	$17,357,541	$389,314,624
Special Mention (5)	3,525,488	11,396,970	93,033	286,505	559,982	15,861,978
Substandard (6)	4,943,628	22,399,132	3,250,807	1,006,931	189,675	31,790,173
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—

Total not covered loans	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198	$436,966,775

September 30, 2011

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$89,121,799	$210,707,732	$13,629,735	$33,824,113	$19,539,636	$366,823,015
Special Mention (5)	3,486,324	25,456,968	448,711	6,230,194	381,414	36,003,611
Substandard (6)	6,236,705	15,756,651	3,373,657	1,672,213	212,093	27,251,319
Doubtful (7)	—	115,851	160,558	—	4,732	281,141
Loss (8)	—	—	—	—	—	—

Total not covered loans	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875	$430,359,086

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The following tables present the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at September 30, 2012 and 2011. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however, regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans.

September 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$7,153,464	$56,448,239	$6,912,992	$—	$4,011,268	$74,525,963
Numerical risk rating (5)	2,223,780	27,564,628	4,040,798	1,343,072	224,720	35,396,998
Numerical risk rating (6)	3,217,548	54,282,789	5,127,288	—	581,495	63,209,120
Numerical risk rating (7)	434,798	4,379,389	1,543,573	—	3,696	6,361,456
Numerical risk rating (8)	—	—	—	—	—	—

Total covered loans [1]	$13,029,590	$142,675,045	$17,624,651	$1,343,072	$4,821,179	$179,493,537

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $13,233,075 of accretable discounts.

September 30, 2011

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$10,693,680	$103,968,632	$12,378,784	$2,251,184	$6,563,123	$135,855,403
Numerical risk rating (5)	1,266,882	25,350,072	1,773,795	—	292,054	28,682,803
Numerical risk rating (6)	4,018,325	63,319,301	5,879,654	3,617,000	913,673	77,747,953
Numerical risk rating (7)	515,153	9,457,764	5,003,106	—	47,668	15,023,691
Numerical risk rating (8)	—	—	—	—	—	—

Total covered loans [1]	$16,494,040	$202,095,769	$25,035,339	$5,868,184	$7,816,518	$257,309,850

[1]	Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $22,220,790 of accretable discounts.

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Management’s allowance for loan losses methodology is a loan classification-based system. Management bases the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on the loan loss history of the last two years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

Management segments its allowance for loan losses into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. An organizationally independent department reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral, if the loan is considered collateral-dependent, as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored.

The allowances for loans by credit grade are further subdivided by loan type. Charter Financial has developed specific quantitative allowance factors to apply to each loan which considers loan charge-off experience over the most recent two years by loan type. In addition, loss estimates are applied for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the volume of past due loans, changes in the value of collateral of collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.

Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

applicable covered loan portfolios, the allowance for covered loans is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification. During the years ended September 30, 2012 and 2011 the Company increased its allowance for loan losses on loans covered by loss sharing relating to NCB acquired loans by $7.8 million and $6.0 million, respectively, and recorded $888,000 and $1.2 million, respectively, as a charge to earnings with $6.9 million and $4.8 million, respectively, recorded as an increase to the FDIC receivable. Additionally, during the year ended September 30, 2012, the Company increased its allowance for loan losses on loans covered by loss sharing relating to FNB acquired loans by $1.6 million and recorded $313,000 as a charge to earnings with $1.3 million recorded as an increase to the FDIC receivable. There were no such provisions related to FNB acquired loans during the year ended September 30, 2011.

The Company maintained its allowance for loan losses for the years ended September 30, 2012 and 2011 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of September 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Year ended September 30, 2012
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(1,180,899)	(2,824,917)	(408,314)	(28,919)	(87,735)	—	(4,530,784)
Recoveries	3,881	359	41,473	—	5,129	—	50,842
Provision	1,423,508	2,332,380	256,605	(749,464)	113,957	(76,986)	3,300,000

Ending balance	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—

Loans:
Ending balance	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198		$436,966,775

Ending balance: individually evaluated for impairment	$2,500,824	$12,469,240	$2,847,862	$5,925	$—		$17,823,851

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

	Year Ended September 30, 2011
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(600,210)	(957,064)	(517,435)	(21,822)	(151,992)	—	(2,248,523)
Recoveries	63,310	—	36,756	159	21,040	—	121,265
Provision	147,186	825,983	679,030	(148,994)	100,079	96,716	1,700,000

Ending balance	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837

Ending balance: individually evaluated for impairment	$—	$1,162,795	$66,818	$—	$—		$1,229,613

Loans:
Ending balance	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875		$430,359,086

Ending balance: individually evaluated for impairment	$5,854,706	$10,226,833	$2,490,107	$1,577,590	$—		$20,149,236

Allowance for loan losses	Year Ended September 30, 2010
Balance, at beginning of year	$9,331,612
Charge-offs	(5,407,747)
Recoveries	73,230
Provision	5,800,000

Ending balance	$9,797,095

The following tables detail the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment.

	Year Ended September 30, 2012
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Non-accretable differences [1]:
Balance at beginning of year	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,515,979)	(49,170,125)	(6,664,343)	(2,533,954)	(390,044)	(60,274,445)
Recoveries	7,665	394,841	4,150,489	—	2,970	4,555,965
Provision for loan losses charged to FDIC receivable	85,717	4,165,963	2,907,496	96,225	946,758	8,202,159
Provision for loan losses charged to operations	3,383	928,599	242,681	5,578	21,355	1,201,596

Ending balance	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987

Covered loans:
Ending contractual balance	$15,040,300	$160,160,252	$25,967,404	$1,881,427	$6,167,141	$209,216,524

[1]	Amounts include the allowance for covered loan losses.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

	Year Ended September 30, 2011
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Non-accretable differences [1]:
Balance at beginning of year	$1,856,851	$39,160,920	$23,266,859	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(53,748)	(24,943,324)	(20,020,399)	(2,811,511)	(1,887,271)	(49,716,253)
Recoveries	67,943	1,220,753	3,334,031	74,875	41,249	4,738,851
Acquisition	1,310,279	41,265,945	1,060,365	2,962,061	2,349	46,600,999
Provision for loan losses charged to FDIC receivable	198,879	3,569,308	52,460	198,449	780,904	4,800,000
Provision for loan losses charged to operations	49,719	892,326	13,115	49,614	195,226	1,200,000

Ending balance	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712

Covered loans:
Ending contractual balance	$19,923,962	$263,261,697	$32,741,770	$8,838,691	$8,581,442	$333,347,562

[1]	Amounts include the allowance for covered loan losses.

In addition to the above, the Company was servicing loans primarily for others with aggregate principal balances of $10,858,784, $14,863,296, and $17,698,462 at September 30, 2012, 2011, and 2010, respectively. Further, see note 11 for loans pledged as collateral.

Loans to certain executive officers, directors, and their associates totaled $802,957 and $1,521,462 at September 30, 2012 and 2011, respectively. At September 30, 2012 there were no commitments to fund construction loans to certain executive officers, directors, and their associates. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.

The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2012	2011
Beginning balance	$1,521,462	$10,102,736
Additions to new officer loans	—	817,443
Repayments	(718,505)	(9,398,717)

Ending balance	$802,957	$1,521,462

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

For the years ended September 30, 2012 and 2011, the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2012			Year Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
Below market interest rate
Commercial Real Estate	10	$4,854,691	$4,802,649	—	$—	$—
Commercial	1	2,656,363	2,624,018	—	—	—

Total	11	$7,511,054	$7,426,667	—	$—	$—

Payment structure modification
Commercial Real Estate	2	$94,792	$94,792	1	$131,841	$131,022

Total	2	$94,792	$94,792	1	$131,841	$131,022

Grand Total	13	$7,605,846	$7,521,459	1	$131,841	$131,022

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2011			Year Ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	loans	Recorded Investment	Recorded Investment	loans	Recorded Investment	Recorded Investment
Below market interest rate
Commercial Real Estate	—	$—	$—	1	$918,268	$918,268

Total	—	$—	$—	1	$918,268	$918,268

Payment structure modification
1-4 Family Residential Real Estate	1	$61,633	$61,633	1	$57,834	$57,834
Commercial Real Estate	4	3,669,828	3,669,828	1	24,269	24,269
Commercial Non Real Estate	1	1,987,378	1,987,378	—	—	—
Real Estate Construction	9	1,551,298	1,551,298	—	—	—

Total	15	$7,270,137	$7,270,137	2	$82,103	$82,103

Grand Total	15	$7,270,137	$7,270,137	3	$1,000,371	$1,000,371

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

At September 30, 2012, restructured loans with a modified balance of $14,420,575 were performing and $521,604 were nonperforming. At September 30, 2011, restructured loans with a modified balance of $7,526,538 were performing and $1,361,255 were nonperforming.

As of September 30, 2012, loans with a balance of $199,000 defaulted within twelve months after their restructure. As of September 30, 2011 no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Note 6: Derivative Instruments and Hedging Activities

The Bank has entered into an interest rate swap contract in connection with its hedging of a specific loan. As of September 30, 2012, the Bank has entered into an interest rate swap totaling $1,207,703 using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swap is evaluated as a fair value hedge and is considered highly effective. As a highly effective fair value designated hedge, the underlying hedged instrument is recorded on the balance sheet at fair value of $1.2 million with the periodic changes of the fair value reported in the consolidated statements of income.

For the year ended September 30, 2012, the interest rate swap designated as a fair value hedge resulted in a reduction to interest income of $5,830 on the related loans receivable. The fair value of the swap at September 30, 2012 was recorded on the consolidated statements of financial condition as a liability of $12,443.

The fixed rate loan being hedged with an interest rate swap is structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 7: Accrued Interest and Dividends Receivable

At September 30, 2012 and 2011, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2012	2011
Loans Receivable	$2,520,272	$2,806,716
Mortgage – backed securities and collaterized mortgage obligations	462,466	461,486
Other investment securities	258,582	422,231

	$3,241,320	$3,690,433

Note 8: Real Estate Owned

The following is a summary of transactions in the real estate owned:

Non-covered real estate owned

	September 30,
	2012	2011	2010
Balance, beginning of year	$4,093,214	$9,641,425	$4,777,542
Real estate acquired through foreclosure of loans receivable	2,577,269	3,760,607	10,528,383
Real estate sold	(3,453,111)	(8,203,154)	(4,789,815)
Write down of real estate owned	(612,541)	(774,616)	(707,519)
Gain (loss) on sale of real estate owned	(24,074)	(44,894)	(167,166)
Real estate transferred to premises and equipment	(474,000)	(286,154)	—

Balance, end of year	$2,106,757	$4,093,214	$9,641,425

Covered real estate owned

	September 30,
	2012	2011	2010
Balance, beginning of year	$24,671,626	$29,626,581	$10,681,499
Real estate acquired and subject to FDIC loss sharing agreement	—	7,556,102	15,131,544
Real estate acquired through foreclosure of loans receivable	22,602,951	11,070,057	19,938,614
Real estate sold	(16,911,373)	(23,581,114)	(12,667,118)
Provision for losses on other real estate owned recognized in noninterest expense	(685,500)	—	(691,592)
Increase of FDIC receivable for loss sharing agreements	(7,774,500)	—	(2,766,366)

Balance, end of year	$21,903,204	$24,671,626	$29,626,581

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 9: Premises and Equipment

Premises and equipment at September 30, 2012 and 2011 is summarized as follows:

	September 30,
	2012	2011
Land	$6,882,381	$6,399,132
Buildings and improvements	18,564,624	17,001,254
Furniture, fixtures, and equipment	6,470,985	5,697,504
Construction in progress	90,248	—

	32,008,238	29,097,890
Less accumulated depreciation	8,397,596	7,332,592

	$23,610,642	$21,765,298

Depreciation expense for premises and equipment for the years ended September 30, 2012, 2011, and 2010, was $1,235,436, $1,096,342, and $914,022, respectively.

Note 10: Deposits

At September 30, 2012 and 2011, deposits are summarized as follows:

	September 30, 2012			September 30, 2011
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates
Demand, NOW, and money market accounts	$405,100,488	0.00-1.49%	0.22%	$390,319,695	0.00-1.49%	0.36%
Savings deposits	51,191,715	0.05-0.05%	0.05%	56,856,613	0.00-0.88%	0.53%
Time deposits by original term:
Time deposits $100,000 and over	177,919,765	0.00-4.35%	1.41%	243,488,663	0.00-5.92%	1.93%
Other time deposits:
12 months or less	113,512,566	0.03-5.40%	0.65%	154,118,379	0.00-5.36%	1.19%
13-36 months	40,164,500	0.05-4.35%	1.72%	44,608,981	0.40-5.40%	1.94%
37 months or more	12,372,512	0.15-2.58%	1.67%	21,701,475	0.75-3.70%	2.78%

Total deposits	800,261,546		0.62%	911,093,806		1.07%
Accrued interest payable	117,630			470,917

	$800,379,176			$911,564,723

Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.

The Company accepted out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the broker deposits was $10.2 million at both September 30, 2012 and September 30, 2011 and the balance of the credit union deposits was $10.7 million and $17.5 million at September 30, 2012 and 2011, respectively.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

At September 30, 2012, scheduled maturities of time deposits are as follows:

2013	$215,172,920
2014	54,916,591
2015	48,282,316
2016	12,377,589
2017 and thereafter	13,219,927

$343,969,343

Interest expense on deposits for the years ended September 30, 2012, 2011, and 2010 is summarized as follows:

	Years Ended September 30,
	2012	2011	2010

Demand, NOW, and money market accounts	$1,035,681	$1,691,458	$2,720,807
Savings deposits	104,043	37,212	69,004
Time deposits	5,454,537	7,666,875	9,437,534

	$6,594,261	$9,395,545	$12,227,345

Deposits of certain officers, directors, and their associates totaled $3.9 million and $4.6 million at September 30, 2012 and 2011, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

Note 11: Borrowings

At September 30, 2012 and 2011, borrowings are summarized as follows:

	September 30,
	2012	2011

Federal Home Loan Bank advances	$81,000,000	$110,000,000

Total Borrowings	$81,000,000	$110,000,000

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

FHLB advances at September 30, 2012 and 2011 are summarized by year of maturity in the table below:

	September 30, 2012			September 30, 2011
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates

Less than one year	$21,000,000	0.36-3.88%	3.49%	$30,000,000	3.30-4.87%	4.61%

One to two years	5,000,000	3.80%	3.80%	20,000,000	3.42-3.88%	3.65%

Two to three years	5,000,000	3.99%	3.99%	5,000,000	3.80%	3.80%

Three to four years	25,000,000	4.33%	4.33%	5,000,000	3.99%	3.99%

Four to five years	—	—	—	25,000,000	4.33%	4.33%

Thereafter	25,000,000	4.30%	4.30%	25,000,000	4.30%	4.30%

	$81,000,000		4.05%	$110,000,000		4.24%

During 2012 the Company paid off $30 million of FHLB advances which had maturities in March 2012. During 2011 the Company prepaid $60 million of FHLB advances which had maturities in January 2011. A prepayment penalty of $809,558 was included in noninterest expense which represented approximate net present value of contractual interest payments to the January 2011 maturity of these $60 million of advances.

At September 30, 2012, the Company has pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $62,601,169 certain commercial loans with unpaid principal balances totaling $73,102,194, and certain available for sale securities, with an aggregate carrying amount of $127,617,291.

All of the FHLB advances are fixed rates at September 30, 2012. The Company’s FHLB advances include $25.0 million of advances that are callable by the FHLB under certain circumstances. The advances from the FHLB are subject to prepayment penalties.

At September 30, 2012, the Company had available line of credit commitments with the FHLB totaling $315,510,000, of which $81,000,000 was advanced and $234,510,000 was available at September 30, 2012 based on total assets; however, based on actual collateral available, only $140,741,581 was available. At September 30, 2012, the Company had an available line of credit based on the collateral available of $48,097,919 with the Federal Reserve Bank of Atlanta.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Interest expense on borrowings for the years ended September 30, 2012, 2011, and 2010, is summarized as follows:

	Years Ended September 30,
	2012	2011	2010

Securities sold under agreements to repurchase	$—	$536	$599
Federal Home Loan
Bank advances	3,994,754	5,831,456	10,529,525

	$3,994,754	$5,831,992	$10,530,124

Note 12: Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2012, 2011, and 2010 consists of:

	Years Ended September 30,
	2012	2011	2010
Federal
Current	$3,057,729	$2,518,411	$2,264,618
Deferred	(2,247,339)	(1,767,062)	(236,153)

Total federal tax expense	810,390	751,349	2,028,465
State
Current	320,035	149,480	99,935
Deferred	(491,375)	(206,437)	(41,739)

Total state tax expense	(171,340)	(56,957)	58,196

	$639,050	$694,392	$2,086,661

The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2012, 2011, and 2010 is summarized as follows:

	Years Ended September 30,
	2012	2011	2010

Computed “expected” tax expense	$1,966,210	$1,049,910	$2,807,578
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax effect	(111,371)	(37,022)	37,827
Tax-exempt income	(437,006)	(383,779)	(394,857)
Market value depreciation of ESOP shares	(2,816)	—	1,492
Management retirement plan	51,224	—	—
Release of uncertain tax position reserve	(1,010,000)	—	—
Other, net	182,809	65,283	(365,379)

	$639,050	$694,392	$2,086,661

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The effective tax rate for the years ended September 30, 2012, 2011, and 2010, was 11.38%, 23.15%, and 26.01%, respectively.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2012 and 2011 are presented below:

	September 30,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$3,192,375	$3,654,711
Deferred compensation	987,061	899,934
Stock compensation expense	810,415	795,589
Real estate acquired through foreclosure	736,677	743,353
State credits	261,718	485,765
Investment securities market adjustment for tax reporting	133,964	110,146
FDIC transactions	455,005	—
Other than temporary impairment	1,432,675	1,327,033
Net unrealized holding losses on securities available for sale	—	1,015,600
Other	1,115,169	719,247

Total gross deferred tax assets	9,125,059	9,751,378

Deferred tax liabilities:
Deferred loans cost, net	381,048	351,876
Depreciation	2,226,714	2,367,985
FDIC transaction	—	2,411,750
Net unrealized holding losses on securities available for sale	104,772	—
Other	236,326	61,909

Total gross deferred tax liabilities	2,948,860	5,193,520

Net deferred tax assets	$6,176,199	$4,557,858

The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Tax years 2009 through 2011 are subject to examination by the Internal Revenue Service and state taxing authorities in Georgia and Alabama. The Company had no material uncertain tax positions at September 30, 2012 and 2011.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The amounts of unrecognized tax benefits as of September 30, 2011 and 2010 were $1,010,000 and $1,010,000, respectively. A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

	Year Ended September 30,
	2012	2011	2010

Balance at beginning of the year	$1,010,000	$1,010,000	$1,010,000
Additions based on tax positions related to the current year	—	—	—
Increase (decrease) based on tax positions related to prior years	—	—	—
Reductions as a result of statutes of limitations expiring	(1,010,000)	—	—

Balance at end of the year	$—	$1,010,000	$1,010,000

Note 13: Employee Benefits

The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.

The Company has a short–term incentive plan which covers substantially all employees. The Company also had a long–term incentive plan that covered key employees which was phased out in 2008. For the years ended September 30, 2012, 2011, and 2010, the Company expensed $1,860,695, $503,545, and $1,030,187, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10–year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 73,628 have been issued upon the exercise of the option granted under the plan, 559,025 are granted and outstanding with the remaining 75,290 shares available to be granted.

The fair value of the 13,000 and 4,000 options granted during the year ended September 30, 2012 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

	13,000 Options	4,000 options
Risk-free interest rate	1.80%	1.80%
Dividend yield	2.00%	2.20%
Expected life at date of grant (months)	120	120
Volatility	19.56%	19.56%
Weighted average grant-date fair value	$1.73	$1.38

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The fair value of the 55,000 options granted during the year ended September 30, 2011 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

55,000 Options
Risk-free interest rate	3.21%
Dividend yield	2.50%
Expected life at date of grant	90 months
Volatility	17.78%
Weighted average grant-date fair value	$1.27

The fair value of the 155,000 options granted during the year ended September 30, 2010 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

155,000 Options
Risk-free interest rate	2.92%
Dividend yield	1.99%
Expected life at date of grant	84 months
Volatility	23.90%
Weighted average grant-date fair value	$2.20

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2009	357,775	11.35	10
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted in 2010	155,000	10.20	7

Options outstanding – September 30, 2010	512,775	10.99	9

Options exercisable at end of year – September 30, 2010	5,750	$29.42	4

Options outstanding – September 30, 2010	512,775	10.99	9
Options exercised	—	—	—

Options forfeited	(2,500)	32.99	3
Options granted in 2011	55,000	9.00	9

Options outstanding – September 30, 2011	565,275	10.76	8

Options exercisable at end of year – September 30, 2011	5,500	$29.42	4

Options outstanding – September 30, 2011	565,275	10.76	8
Options exercised	—	—	—
Options forfeited	(23,250)	15.11	7
Options granted in 2012	17,000	9.28	9

Options outstanding – September 30, 2012	559,025	$10.54	8

Options exercisable at end of year – September 30, 2012	—	—	—

The stock price at September 30, 2012 was less than or equal to the exercise prices of options outstanding and exercisable and therefore had no intrinsic value except for 71,500 shares issued in 2012 and 2011 with an intrinsic value of $48,795.

No stock options vested during the years ended September 30, 2012, 2011 and 2010.

For the years ended September 30, 2012, 2011 and 2010 stock option expense of $93,876, $105,091 and $61,186, respectively, was recorded. As of September 30, 2012, the Company had $200,701 of unrecognized stock option expense not yet recognized which will be recognized over the next three years.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The following table summarizes information about the options outstanding at September 30, 2012:

Number outstanding at September 30, 2012	Remaining contractual life in years	Exercise price per share
337,525	7	$11.00
150,000	8	10.20
54,500	8	9.00
13,000	9	9.15
4,000	9	9.72

559,025

In June 2012 the Company adopted a supplemental retirement plan for three executives. The benefit restoration plan and Supplemental Retirement Plan that were previously in place have been frozen. The plan targets 50%, 30% and 10% of salary as a retirement benefit at normal retirement age as a combined payout from all three plans. The Benefit Restoration Plan and prior Supplemental Retirement Plan provided benefits for 15 years. The new Supplemental Retirement Plan provides benefits for life but at the same level of payment as for the first 15 years. It does not increase to restore the benefit to the targeted level when the benefits under the other plans cease. The combined accrued liability for the three plans was at September 30, 2012 and 2011 was $1,326,929 and $1,203,641, respectively. The expense for the years ended September 30, 2012, 2011 and 2010 was $123,288, $150,820, and $135,841, respectively.

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust will not purchase previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized. As of September 30, 2012, 57,280 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 57,280 shares remaining in the trust, 23,891 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Years Ended September 30,
	2012	2011	2010

Shares granted	—	—	28,000
Fair value per share at grant date	—	—	10.20
Aggregate value at grant date	—	—	285,600
Vesting for current year grants	—	—	5 years
Expensed for year	$108,845	$216,668	$191,906

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

	Shares	Weighted average grant date fair value per award
Fiscal 2010 activity
Unvested Restricted stock awards – September 30, 2009	34,616	$39.96
Granted	28,000	10.20
Vested	11,042	35.52
Cancelled or expired	—	—

Unvested Restricted stock awards – September 30, 2010	51,574	22.74

Fiscal 2011 activity
Granted	—	—
Vested	15,491	25.29
Cancelled or expired	1,000	50.00

Unvested Restricted stock awards – September 30, 2011	35,083	20.84

Fiscal 2012 activity
Granted	—	—
Vested	11,192	32.15
Cancelled or expired	—	—

Unvested Restricted stock awards – September 30, 2012	23,891	$15.53

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

The Company has implemented the Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares of the Company are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after five years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $311,866, $144,151, and $146,150 related to the ESOP during the years ended September 30, 2012, 2011, and 2010, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company allocated 21,146, and 15,157, to participants in the plan during the years ended September 30, 2011 and 2010, respectively, and estimate releasing approximately 21,000 for the year ending September 30, 2012. At September 30, 2012, there were 418,393 unallocated shares with a market value of $4,079,332 in the ESOP.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

A summary of the Company’s financial instruments with off–balance–sheet risk at September 30, 2012 and 2011 is as follows:

	September 30,
	2012	2011
Financial instruments whose contract amounts represent credit risk – commitments to originate loans:
Mortgage loans	$1,001,524	$2,113,950
Non-mortgage loans	6,969,900	4,825,144
Open-end consumer loans	10,489,768	11,451,150
Open-end commercial loans	2,145,762	10,483,615
Construction loans	35,878,900	20,334,642

Total commitments to originate loans	$56,485,854	$49,208,501

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2012 and 2011:

	Amount	Range of Rate

September 30, 2012	$697,524	2.99 - 3.99%
September 30, 2011	$4,167,350	3.25 - 7.00%

Commitments to sell fixed rate loans are contracted on a best efforts basis and the value of the funded commitments approximates the commitment to sell the loans.

In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2012 and 2011, adjustable rate mortgage loans with interest rate caps and floors amounted to $58,223,438 and $66,724,000, respectively.

The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30,
2012

2013	$647,562
2014	678,060
2015	704,310
2016	669,600
2017	48,000
Thereafter	213,000

$2,960,532

Rent expense for the years ended September 30, 2012, 2011, and 2010 was $1,039,369, $892,227, and $688,378, respectively, which were included in occupancy expense in the consolidated statements of income.

The Company and subsidiary have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company’s consolidated financial statements.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 15: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the years ended September 30, 2012 and 2011, there were no transfers between levels.

At September 30, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered as Level 3 inputs. The Company also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS – The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENTS AVAILABLE FOR SALE AND FHLB STOCK – The fair value of investments and mortgage–backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

LOANS RECEIVABLE – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. The estimated fair value at September 30, 2012 and 2011 has been affected by an estimate of liquidity risk of 5.5%.

LOANS HELD FOR SALE – Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

CASH SURRENDER VALUE OF LIFE INSURANCE – The Company’s cash surrender value of bank owned life insurance approximates its fair value.

FDIC RECEIVABLE FOR LOSS SHARING AGREEMENTS – Fair value is estimated based on discounted future cash flows using current discount rates, for instruments with similar risk and cash flow volatility.

DEPOSITS – The fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWINGS – The fair value of the Company’s Federal Home Loan Bank advances is estimated based on the discounted value of contractual cash flows. The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE – The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at September 30, 2012 and 2011, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of September 30, 2012 and 2011 are summarized below.

	September 30, 2012
			Estimated Fair Value
			Quoted Prices In Active	Significant Other	Significant
	Carrying	Total Estimated	Markets for Identical	Observable Inputs	Unobservable
	Value	Fair Value	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$108,828,220	$108,828,220	$108,828,220	$—	$—
Investments available for sale	189,379,333	189,379,333	—	189,379,333	—
FHLB Stock	5,318,200	5,318,200	—	5,318,200	—
Loans receivable, net	593,903,715	561,448,457	—	—	561,448,457
Loans held for sale	2,691,508	2,741,672	—	2,741,672	—
Cash surrender value of life insurance	33,831,920	33,831,920	—	33,831,920	—
FDIC receivable for loss sharing arrangements	35,135,533	35,492,184	—	—	35,492,184
Accrued interest and dividends receivable	3,241,320	3,241,320	—	721,048	2,520,272
Financial liabilities:
Deposits	$800,261,546	$805,422,429	$—	$805,422,429	$—
FHLB advances and other borrowings	81,000,000	90,732,925	—	90,732,925	—
Derivative instruments	12,443	12,443	—	12,443	—
Accrued interest payable	320,980	320,980	—	320,980	—

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$11,578,501	$—	$11,578,501	$—
U.S. government sponsored entities	16,627,055	—	16,627,055	—
Mortgage–backed securities:
FNMA certificates	86,584,802	—	86,584,802	—
GNMA certificates	4,945,412	—	4,945,412	—
FHLMC certificates	46,244,446	—	46,244,446	—
Collateralized mortgage obligations:
FNMA	8,027,156	—	8,027,156	—
GNMA	503,311	—	503,311	—
FHLMC	580,089	—	580,089	—
Private-label mortgage securities:
Investment grade	2,356,744	—	2,356,744
Split rating [1]	6,246,303	—	6,246,303	—
Non investment grade	5,685,514	—	5,685,514	—

Total investment securities available for sale	189,379,333	—	189,379,333	—

Assets held for sale	1,054,280	—	1,054,280	—

Total recurring assets at fair value	$190,433,613	$—	$190,433,613	$—

Liabilities:
Derivative instruments–swap liability	$12,443	$—	$12,443	$—

Total recurring liabilities at fair value	$12,443	$—	$12,443	$—

[1]	Bonds with split ratings represent securities with separate investment and non investment grades.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2012
Impaired loans:
Not covered under loss share	$2,925,972	$—	$—	$2,925,972
Other real estate owned:
Not covered under loss share	2,106,757	—	—	2,106,757
Covered under loss share	21,903,204	—	—	21,903,204

September 30, 2011
Impaired loans:
Not covered under loss share	$2,120,385	—	—	$2,120,385
Other real estate owned:
Not covered under loss share	4,093,214	—	—	4,093,214
Covered under loss share	24,671,626	—	—	24,671,626

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

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred. OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company’s experience that appraisals may become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measurements

	Fair value	Valuation Technique	Unobservable Input	General Range (discount)	Weighted Average Discount

Impaired loans	$2,925,972	Property appraisals	Management discount for property type and recent market volatility	10% - 55%	35%

REO	$24,009,961	Property appraisals	Management discount for property type and recent market volatility	20% - 40%	31%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2012 and 2011.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 16: Regulatory Matters

The Bank is required to maintain noninterest–bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2012 and 2011 to satisfy the regulatory requirement were $10,463,000 and $13,530,000, respectively.

Under OCC regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2012, the Bank’s earnings may be negatively impacted if interest rates decrease significantly.

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

As of September 30, 2012, the most recent notification from the OCC categorized CharterBank as well–capitalized under the regulatory framework for prompt corrective action. To be categorized as well–capitalized, CharterBank must maintain minimum total risk–based, Tier 1 risk–based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2012 which would affect CharterBank’s well–capitalized classification.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

The table of regulatory compliance with minimum capital requirements for CharterBank is presented below at September 30, 2012 and 2011 (in thousands):

					To be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2012
Total Risk Based Capital (to Risk-Weighted Assets)	$133,626	19.2%	$55,610	8.0%	$69,512	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$124,931	18.0%	$27,805	4.0%	$41,707	6.0%

Tier 1 Capital (to Average Assets)	$124,931	12.2%	$41,097	4.0%	$51,371	5.0%

September 30, 2011
Total Capital (to Risk-Weighted Assets)	$123,295	24.4%	$40,498	8.0%	$50,623	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$116,975	23.1%	$20,249	4.0%	$30,374	6.0%

Tangible Equity to Tangible Assets at Period End (1)	$124,757	10.7%	$46,709	4.0%	$58,387	5.0%

(1)	Tangible equity to tangible assets is calculated using period-end assets in accordance with Office Of Thrift Supervisor guidelines, the Bank’s primary regulator at September 30, 2011.

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

The Company’s ability to pay dividends and the amount of such dividends is affected by the election of First Charter, MHC, the Company’s mutual holding company, to waive the receipt of dividends declared by Charter Financial. First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends. First Charter, MHC received a waiver in early 2011 from the OTS that provided permission to First Charter, MHC to waive dividends in calendar 2011 including the dividend that was paid on December 29, 2011. First Charter, MHC also received a waiver in 2012 from the Federal Reserve that provided permission to First Charter, MHC to waive dividends that were paid on May 25, 2012. First Charter, MHC waived dividends of $422,896, $1.7 million, and $5.7 million during the years ended September 30, 2012, 2011, and 2010, respectively.

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

The OCC has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital. The Bank subsidiary exceeds this guideline with 27.1% of its regulatory capital at September 30, 2012. Exceeding this guideline requires additional monitoring of its BOLI investment by the Bank. Management believes it is meeting its requirement for increased monitoring.

Note 17: Related Parties

During the year ended September 30, 2010, the Company paid approximately $400,094 in legal fees in the normal course of business to a law firm in which a partner was a board member and related to another board member. The partner has since been employed by the Bank as of January 1, 2011. Legal fees paid for the period October 1, 2010 through December 31, 2010, prior to his employment, were $134,548. During the year ended September 30, 2011 the Company paid approximately $1,290,204 for branch renovations to a construction company in which a board member is one of the owners. Also during the years ended September 30, 2012 and 2011 the Company paid approximately $148,449 and $92,398, respectively, in insurance premiums to a broker in which a board member is one of the principals of the company. No such amount was paid to the construction company and the insurance broker was not on the Board in 2010.

See notes 5 and 10 for disclosures of loan and deposit relationships of related parties. Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 18: Condensed Financial Statements of Charter Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Charter Financial Corporation:

	September 30,
	2012	2011
Assets
Cash	$7,766,056	$7,968,065
Investment in thrift subsidiary	130,739,990	128,938,580
Deferred tax asset	4,576,510	3,377,879
Other assets	33,464	141,421

Total assets	$143,116,020	$140,425,945

Liabilities and Stockholders’ Equity
Liabilities
Accrued expenses	$595,252	$1,010,245

Total liabilities	595,252	1,010,245

Stockholders’ equity:
Common stock, 0.01 par value; issued 19,859,219 shares at September 2012 and 2011, respectively; outstanding 18,229,760 and 18,603,889 shares in 2012 and 2011, respectively	198,592	198,592
Preferred Stock, no par value; 10,000,000 shares authorized	—	—
Additional paid-in capital	73,483,605	73,083,363
Treasury stock, at cost; 1,629,459 and 1,255,330 shares in 2012 and 2011, respectively	(39,362,686)	(36,127,940)
Unearned compensation – ESOP	(3,571,121)	(3,729,390)
Retained earnings	111,568,998	107,962,533
Accumulated other comprehensive loss	203,380	(1,971,458)

Total stockholders’ equity	142,520,768	139,415,700

Total liabilities and stockholders’ equity	$143,116,020	$140,425,945

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

	Years Ended September 30,
	2012	2011	2010
Income
Interest income	$13,976	$64,371	$88,875
Loss on other investment	—	—	(1,000,000)
Other income	—	49,837	—

Total operating income (loss)	13,976	114,208	(911,125)

Expenses:
Salaries and employee benefits	312,915	278,649	252,564
Occupancy	38,648	27,538	24,648
Legal and professional	375,298	295,216	142,420
Marketing	98,597	129,538	127,335
Other	173,305	164,557	155,813

Total operating expenses	998,763	895,498	702,780

Loss before income taxes	(984,787)	(781,290)	(1,613,905)

Income tax benefit	(333,631)	(267,338)	(682,424)

Loss before equity in undistributed net income of subsidiary	(651,156)	(513,952)	(931,481)

Equity in undistributed net income of subsidiary	5,629,848	2,819,304	6,866,471

Net income	$4,978,692	$2,305,352	$5,934,990

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

	Years Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$4,978,692	$2,305,352	$5,934,990
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Deferred tax benefit	(1,198,631)	(1,973,499)	(277,892)
Restricted stock award expense	108,845	216,668	191,906
Stock based compensation expense	93,876	105,091	61,186
Other than temporary impairment	—	—	1,000,000
Equity in undistributed net income of subsidiary	(5,629,848)	(2,819,304)	(6,866,471)
(Increase) decrease in other assets	107,958	(1,206,939)	189,639
Increase (decrease) in accrued expenses	294,062	1,156,864	7,448

Net cash (used in) provided by operating activities	(1,245,046)	(2,215,767)	240,806

Cash flows from investing activities:
Capital distribution (infusion) with Bank subsidiary	6,000,000	—	(27,000,000)

Net cash (used in) provided by investing activities	6,000,000	—	(27,000,000)

Cash flows from financing activities:
Purchase of treasury stock awards	(3,588,013)	—	—
Dividends on restricted stock awards	(80)	(610)	(1,418)
Stock issuance	—	—	27,857,569
Dividends paid	(1,368,870)	(1,939,167)	(1,619,635)

Net cash provided by (used in) financing activities	(4,956,963)	(1,939,177)	26,236,516

Net decrease in cash	(202,009)	(4,155,544)	(522,678)

Cash and cash equivalents, beginning of period	7,968,065	12,123,609	12,646,287

Cash and cash equivalents, end of period	$7,766,056	$7,968,065	$12,123,609

Supplemental disclosures of cash flow information
Income taxes paid	$5,000	$1,678,641	$3,724,092
Issuance of ESOP common stock	158,269	151,600	137,000
Effect of restricted stock awards	659,633	391,794	402,242
Unrealized gain (loss) on securities available for sale, net	2,174,838	1,526,425	4,779,128

CHARTER FINANCIAL CORPORATION

AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012, 2011, and 2010

Note 19: Common Stock Offerings

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

On November 27, 2012 the Charter Financial Corporation Board of Directors adopted a plan of conversion to convert from the mutual holding company structure to a full stock company. The Company anticipates filing the appropriate applications with the SEC and the Federal Reserve in December 2012. No offering expenses have been incurred as of September 30, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2012. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2012 is effective.

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of September 30, 2012. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of September 30, 2012, is included in this Report on Form 10-K.

Changes to Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Charter Financial, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Charter Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2013 (the “Proxy Statement”).

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

The following table sets forth information as of September 30, 2012 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan which was approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	559,025	$10.54	57,280
Equity compensation plans not approved by security holders	—	—	—

Total	559,025	$10.54	57,280

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

2.1	Purchase and Assumption Agreement dated as of June 26, 2009 among the Federal Deposit Insurance Corporation, Receiver of Neighborhood Community Bank, Newnan, Georgia, CharterBank and the Federal Deposit Insurance Corporation acting in its corporate capacity (1)

2.2	Purchase and Assumption Agreement dated as of March 26, 2010 among the Federal Deposit Insurance Corporation, Receiver of McIntosh Commercial Bank, Carrollton, Georgia, CharterBank and the Federal Deposit Insurance Corporation acting in its corporate capacity (2)

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of The First National Bank of Florida, Milton, Florida, the Federal Deposit Insurance Corporation and CharterBank, dated as of September 9, 2011 (3)

3.1	Charter of Charter Financial Corporation (4)

3.2	Bylaws of Charter Financial Corporation (5)

4.1	Specimen Stock Certificate of Charter Financial Corporation (6)

10.1	Employment Agreement between Charter Financial Corporation and Robert L. Johnson, dated August 15, 2002 (7)

10.2	First Amendment to Employment Agreement between Charter Financial Corporation and Robert. L. Johnson, dated December 23, 2009 (8)

10.3	Amended and Restated Change in Control Agreement with Curtis R. Kollar, dated December 23, 2009 (9)

10.4	Amended and Restated Change in Control Agreement with William C. Gladden, dated December 23, 2009 (10)

10.5	Amended and Restated Change in Control Agreement with Lee Washam, dated December 23, 2009 (11)

10.6	Salary Continuation Agreement with Robert L. Johnson, dated January 1, 2009 (12)

10.7	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Robert L. Johnson, dated September 25, 2012 (13)

10.8	Salary Continuation Agreement with Curtis R. Kollar, dated January 1, 2009 (14)

10.9	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Curtis R. Kollar, dated September 25, 2012 (15)

10.10	Salary Continuation Agreement with Lee Washam, dated January 1, 2009 (16)

10.11	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Lee Washam, dated September 25, 2012 (17)

10.12	Amended and Restated Benefit Restoration Plan, dated December 23, 2005 (18)

10.13	Amendment to Amended and Restated Benefit Restoration Plan, dated January 27, 2009 (19)

10.14	2001 Stock Option Plan, dated April 24, 2002 (20)

10.15	2001 Recognition and Retention Plan, dated April 24, 2002 (21)

10.16	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting Robert L. Johnson, Curtis R. Kollar, Lee Washam and William C. Gladden (22)

10.17	Split Dollar Agreement with Robert L. Johnson, dated June 18, 2010 (23)

10.18	Amendment to Split Dollar Agreement with Robert L. Johnson, dated September 25, 2012 (24)

10.19	Split Dollar Agreement with Curtis R. Kollar, dated June 18, 2010 (25)

10.20	Amendment to Split Dollar Agreement with Curtis R. Kollar, dated September 25, 2012 (26)

10.21	Split Dollar Agreement with Lee Washam, dated June 18, 2010 (27)

10.22	Amendment to Split Dollar Agreement with Lee Washam, dated September 25, 2012 (28)

10.23	Endorsement Split-Dollar Agreement with David Z. Cauble, dated June 1, 2006 (29)

10.24	Endorsement Split-Dollar Agreement with Jane W. Darden, dated June 1, 2006 (30)

10.25	Endorsement Split-Dollar Agreement with Thomas M. Lane, dated June 1, 2006 (31)

10.26	Endorsement Split-Dollar Agreement with David L. Strobel, dated June 1, 2006 (32)

10.27	Supplemental Executive Retirement Plan Agreement for Robert L. Johnson, dated September 25, 2012 (33)

10.28	Supplemental Executive Retirement Plan Agreement for Curt Kollar, dated September 25, 2012 (34)

10.29	Supplemental Executive Retirement Plan Agreement for Lee Washam, dated September 25, 2012 (35)

10.30	Projected Benefit Schedule for Supplemental Executive Retirement Plan Agreements (36)

21.0	List of Subsidiaries (37)

23.0	Consent of Dixon Hughes Goodman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of The Sarbanes-Oxley Act of 2002

101	The following financial statements of Charter Financial Corporation at September 30, 2012 and 2011 and for the fiscal years ended September 30, 2012, 2011 and 2010 formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (38)

(1)	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(2)	Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(3)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on September 16, 2011.
(4)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(5)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(6)	Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(8)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(9)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(10)	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(11)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(12)	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(13)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.
(14)	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(15)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.
(16)	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(17)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.
(18)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(19)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(20)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(21)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(22)	Incorporated by reference to Exhibits 10.13, 10.14, 10.15 and 10.16 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(23)	Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.
(24)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.
(25)	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.
(26)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.
(27)	Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.
(28)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.
(29)	Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(30)	Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(31)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(32)	Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(33)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.
(34)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.
(35)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(36)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.
(37)	Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.
(38)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: December 14, 2012	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Johnson Robert L. Johnson	President, Chief Executive Officer and Director (principal executive officer)	December 14, 2012

/s/ Curtis R. Kollar Curtis R. Kollar	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	December 14, 2012

/s/ David Z. Cauble, III David Z. Cauble, III	Director	December 14, 2012

/s/ Jane W. Darden Jane W. Darden	Director	December 14, 2012

/s/ Edward Smith Edward Smith	Director	December 14, 2012

/s/ Curti M. Johnson Curti M. Johnson	Senior Vice President, General Counsel and Director	December 14, 2012

/s/ Thomas M. Lane Thomas M. Lane	Director	December 14, 2012

/s/ David L. Strobel David L. Strobel	Director	December 14, 2012