Form 10-Q
period 2012-12-31
CHARTER FINANCIAL CORP/GA
filed 2013-02-14
CIK 1136796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of February 7, 2013 was 18,277,540.

CHARTER FINANCIAL CORPORATION

Part I. Financial Information

Item 1.  Financial Statements
CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	December 31,	September 30,
	2012	2012
Assets
Cash and amounts due from depository institutions	$12,101,276	$13,221,291
Interest-bearing deposits in other financial institutions	118,146,324	95,606,929
Cash and cash equivalents	130,247,600	108,828,220

Loans held for sale, fair value of $5,034,155 and $2,741,672	4,923,431	2,691,508
Securities available for sale	179,246,182	189,379,333
Federal Home Loan Bank stock	5,273,200	5,318,200
Loans receivable:
Not covered under FDIC loss sharing agreements	435,810,568	436,966,775
Covered under FDIC loss sharing agreements, net	149,268,548	166,228,316
Unamortized loan origination fees, net (non-covered loans)	(1,058,414)	(1,101,481)
Allowance for loan losses (non-covered loans)	(8,382,355)	(8,189,895)
Loans receivable, net	575,638,347	593,903,715
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,414,421	2,106,757
Covered under FDIC loss sharing agreements	21,029,944	21,903,204
Accrued interest and dividends receivable	2,880,248	3,241,320
Premises and equipment, net	23,404,360	23,610,642
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	1,152,644	1,280,309
Cash surrender value of life insurance	34,087,206	33,831,920
FDIC receivable for loss sharing agreements	42,821,370	35,135,533
Deferred income taxes	6,469,026	6,176,199
Other assets	1,161,106	487,954
Total assets	$1,034,074,367	$1,032,220,096

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$806,117,639	$800,261,546
FHLB advances and other borrowings	80,000,000	81,000,000
Advance payments by borrowers for taxes and insurance	116,056	651,520
Other liabilities	3,852,050	7,786,262
Total liabilities	890,085,745	889,699,328
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at December 31, 2012 and September 30, 2012, respectively; 18,220,260 shares outstanding at December 31, 2012 and 18,229,760 shares outstanding at September 30, 2012	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,529,645	73,483,605
Treasury stock, at cost; 1,638,959 shares at December 31, 2012 and 1,629,459 shares at September 30, 2012	(39,706,730)	(39,362,686)
Unearned compensation – ESOP	(3,571,121)	(3,571,121)
Retained earnings	113,903,285	111,568,998
Accumulated other comprehensive gain (loss) – net of unrealized holding gains (losses) on securities available for sale	(365,049)	203,380
Total stockholders’ equity	143,988,622	142,520,768
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,034,074,367	$1,032,220,096

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2012	2011
Interest and dividend income:
Loans receivable	$10,179,929	$11,548,614
Mortgage-backed securities and collateralized mortgage obligations	730,255	800,234
Federal Home Loan Bank Stock	34,899	23,006
Other investment securities available for sale	55,141	59,599
Interest-bearing deposits in other financial institutions	51,686	68,019
Total interest and dividend income	11,051,910	12,499,472
Interest expense:
Deposits	1,217,460	2,142,180
Borrowings	837,469	1,190,592
Total interest expense	2,054,929	3,332,772
Net interest income	8,996,981	9,166,700
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	1,500,000
Provision for covered loan losses	94,750	600,000
Net interest income after provision for loan losses	8,602,231	7,066,700
Noninterest income:
Service charges on deposit accounts	1,949,171	1,723,957
Gain on securities available for sale	219,913	632,593
Total impairment losses on securities	-	(304,094)
Portion of losses recognized in other comprehensive income	-	204,094
Net impairment losses recognized in earnings	-	(100,000)
Bank owned life insurance	255,287	272,199
Gain on sale of loans and loan servicing release fees	349,973	185,390
Loan servicing fees	82,470	90,513
Brokerage commissions	140,694	126,061
FDIC receivable for loss sharing agreements accretion	147,674	570,129
Other	62,457	315,174
Total noninterest income	3,207,639	3,816,016
Noninterest expenses:
Salaries and employee benefits	4,675,942	4,688,047
Occupancy	1,759,710	2,035,807
Legal and professional	323,206	497,045
Marketing	268,017	470,123
Federal insurance premiums and other regulatory fees	245,125	343,560
Net (benefit) cost of operations of real estate owned	(192,326)	739,991
Furniture and equipment	201,946	205,018
Postage, office supplies and printing	246,761	279,359
Core deposit intangible amortization expense	127,665	140,442
Other	665,298	864,560
Total noninterest expenses	8,321,344	10,263,952
Income before income taxes	3,488,526	618,764
Income tax expense	1,154,239	130,371
Net income	$2,334,287	$488,393

Basic net income per share	$0.13	$0.03
Diluted net income per share	$0.13	$0.03
Weighted average number of common shares outstanding	17,806,739	18,036,619
Weighted average number of common and potential common shares outstanding	17,846,627	18,070,041

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	December 31,
	2012	2011
Net income	$2,334,287	$488,393
Less reclassification adjustment for net gains realized in net income, net of taxes of $84,887 and $244,181, respectively	(135,026)	(388,412)
Net unrealized holding losses on investment and mortgage securities available for sale arising during the period, net of taxes of $(272,465) and $(377,614), respectively	(433,403)	(600,662)
Other-than-temporary impairment losses recognized in earnings, net of taxes of $(38,600)	-	61,400
Comprehensive income (loss)	$1,765,858	$(439,281)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Net income	—	—	—	—	—	4,978,692	—	4,978,692
Change in unrealized loss on securities	—	—	—	—	—	—	2,174,838	2,174,838
Dividends paid, $0.10 per share	—	—	—	—	—	(1,372,227)	—	(1,372,227)
Allocation of ESOP common stock	—	—	—	—	158,269	—	—	158,269
Effect of restricted stock awards	—	—	306,366	353,267	—	—	—	659,633
Stock option expense			93,876					93,876
Repurchase of shares	—	—	—	(3,588,013)	—	-	—	(3,588,013)
Balance at September 30, 2012	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	2,334,287	—	2,334,287
Change in unrealized loss on securities	—	—	—	—	—	—	(568,429)	(568,429)
Effect of restricted stock awards	—	—	13,957	—	—	—	—	13,957
Stock option expense	—	—	32,083	—	—	—	—	32,083
Repurchase of shares and conversion expenses	—	—	—	(344,044)	—	—	—	(344,044)
Balance at December 31, 2012	19,859,219	$198,592	$73,529,645	$(39,706,730)	$(3,571,121)	$113,903,285	$(365,049)	$143,988,622

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,334,287	$488,393
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	1,500,000
Provision for covered loan losses	94,750	600,000
Depreciation and amortization	411,150	419,996
Accretion and amortization of premiums and discounts, net	789,290	771,804
Accretion of fair value discounts related to covered loans	(2,282,333)	(2,434,999)
Accretion of fair value discounts related to FDIC receivable	(147,674)	(570,129)
Gain on sale of loans and loan servicing release fees	(349,973)	(185,390)
Proceeds from sale of loans	13,141,669	5,833,816
Originations and purchases of loans held for sale	(15,023,619)	(6,212,346)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(219,913)	(632,593)
Other-than-temporary impairment-securities	-	100,000
Write down of real estate owned	236,434	507,724
Gain on sale of real estate owned	(140,244)	(25,292)
Restricted stock award expense	-	33,677
Stock option expense	32,083	23,717
Increase in cash surrender value on bank owned life insurance	(255,287)	(272,199)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	361,071	75,187
Increase in other assets	(673,150)	(431,848)
(Decrease) increase in other liabilities	(3,920,255)	749,332
Net cash (used in) provided by operating activities	(5,311,714)	338,850

Cash flows from investing activities:
Proceeds from sales of securities available for sale	13,952,478	27,413,474
Principal collections on securities available for sale	14,073,340	15,913,513
Purchase of securities available for sale	(26,389,800)	(73,601,451)
Proceeds from maturities or calls of securities available for sale	7,066,500	1,036,000
Proceeds from redemption of FHLB stock	45,000	1,335,400
Net decrease in loans receivable	16,050,825	885,095
Net decrease (increase) in FDIC receivable	(8,324,986)	6,828,107
Proceeds from sale of real estate owned	6,358,354	4,404,233
Purchases of premises and equipment	(77,203)	(162,540)
Net cash (used in) provided by investing activities	22,754,508	(15,948,169)

See accompanying notes to unaudited condensed consolidated financial statements.

 CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
Cash flows from financing activities:
Purchase of treasury stock	(344,044)	(2,197,243)
Dividends paid	-	(900,861)
Increase (decrease) in deposits	5,856,093	(51,589,968)
Principal payments on Federal Home Loan Bank advances	(1,000,000)	-
Net decrease in advance payments by borrowers for taxes and insurance	(535,463)	(648,867)
Net cash (used in) provided by financing activities	3,976,586	(55,336,939)
Net increase (decrease) in cash and cash equivalents	21,419,380	(70,946,258)
Cash and cash equivalents at beginning of period	108,828,220	149,761,646
Cash and cash equivalents at end of period	$130,247,600	$78,815,388
Supplemental disclosures of cash flow information:
Interest paid	$2,091,569	$3,547,078
Income taxes paid	$2,650,110	$205,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$4,102,125	$3,747,265
Write down of real estate owned reimbursed by the FDIC	$307,402	$1,150,000
Issuance of common stock under stock benefit plan	$-	$148,875
Unrealized loss on securities available for sale, net	$(568,429)	$(927,674)

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

In January 2007, Charter Financial repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer. Following the stock repurchase, Charter Financial delisted its common stock from the NASDAQ Global Market and deregistered its common stock with the Securities and Exchange Commission. Between January 2007 and September 2009 Charter Financial repurchased 1,186,858 additional shares of its common stock. In September 2010, through an incremental offering, the Company issued 4,400,000 shares with net proceeds of $26.6 million, and First Charter, MHC canceled 4,400,000 shares of Company stock that it held.  On September 27, 2011, Charter Financial announced a 5% stock repurchase plan with repurchased shares being held in treasury and available for general corporate purposes.  For the three months ended December 31, 2012, 9,500 shares have been repurchased at a cost of $88,838.

As of December 31, 2012, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 62.7% of the Company’s 18,277,540 outstanding shares of common stock at that date. The remaining 6,819,616 shares of common stock, or approximately 37.3% of the outstanding shares of common stock, were held by the public.

The Company's decision to pay dividends and the amount of such dividends is affected by the election of First Charter, MHC to waive the receipt of dividends declared by Charter Financial.  First Charter, MHC has historically waived its right to receive most dividends on its shares of Charter Financial common stock, which means that Charter Financial has had more cash resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends. The Federal Reserve Board (FRB) now requires federally chartered mutual holding companies to conduct a vote of its members and then give the FRB notice before waiving the receipt of dividends.  In the past, the FRB generally has not allowed dividend waivers by mutual holding companies, and there can be no assurance that the FRB will approve dividend waivers by First Charter, MHC in the future, or what conditions the FRB may place on any dividend waivers.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of December 31, 2012 and September 30, 2012 (derived from audited financial statements), and for the three-month period ended December 31, 2012 and 2011. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations.  Certain reclassifications of 2011 balances have been made to conform to classifications used in 2012.  These reclassifications did not change net income.

Note 3: Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to the accounting standards relating to testing goodwill for impairment. This guidance allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update as of October 1, 2012, did not have a material impact on the Company's financial statements.

In October 2012, the FASB issued an update to the accounting standards to provide guidance on the subsequent accounting treatment for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. The amendments in this update require entities that recognize an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification) to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this guidance are effective for the Company for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this update has no impact on the consolidated financial statements because the Company's accounting procedures for the indemnification asset is in compliance with this amendment.

In February 2013, the FASB issued an update to the accounting standards to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update is effective prospectively for reporting periods beginning after December 15, 2012.

Note 4: Securities Available for Sale

Securities available for sale are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Other Investment Securities:
Tax-free municipals	$12,122,631	$23,682	$(1,458)	$12,144,855
U.S. government sponsored entities	10,123,015	81,163	-	10,204,178
Mortgage-backed securities:
FNMA certificates	88,075,657	1,163,277	-	89,238,934
GNMA certificates	4,257,863	335,957	-	4,593,820
FHLMC certificates	41,715,064	736,557	(7,410)	42,444,211
Collateralized mortgage obligations:
FNMA	5,993,604	193,206	-	6,186,810
GNMA	323,861	2,978	-	326,839
FHLMC	493,861	53,573	-	547,434
Private-label mortgage securities: [2]
Investment grade	2,271,612	25,238	(222,462)	2,074,388
Split rating [1]	1,435,267	50,661	-	1,485,928
Non investment grade	12,986,851	-	(2,988,066)	9,998,785
Total	$179,799,286	$2,666,292	$(3,219,396)	$179,246,182

[1] Bonds with split ratings represent securities with separate investment and non investment grades.
[2] Credit ratings are current as of December 31, 2012.

	September 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$11,555,068	$25,004	$(1,571)	$11,578,501
U.S. government sponsored entities	16,519,624	107,431	—	16,627,055
Mortgage-backed securities:
FNMA certificates	84,836,714	1,748,088	—	86,584,802
GNMA certificates	4,568,181	377,231	—	4,945,412
FHLMC certificates	45,178,602	1,065,844	—	46,244,446
Collateralized mortgage obligations:
FNMA	7,712,770	314,386	—	8,027,156
GNMA	499,503	3,960	(152)	503,311
FHLMC	533,379	46,710	—	580,089
Private-label mortgage securities:
Investment grade	2,480,412	32,214	(155,882)	2,356,744
Split Rating [1]	6,922,884	—	(676,581)	6,246,303
Non investment grade	8,264,044	—	(2,578,530)	5,685,514
Total	$189,071,181	$3,720,867	$(3,412,716)	$189,379,333

[1] Bonds with split ratings represent securities with separate investment and non investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized cost	Estimated fair value
Less than 1 year	$5,123,015	$5,142,638
1-5 years	8,252,737	8,317,669
Greater than 5 years	8,869,894	8,888,727
Mortgage-backed securities	157,553,640	156,897,148

	$179,799,286	$179,246,182

Proceeds from called or matured securities available for sale during the three months ended December 31, 2012 and 2011 were $7,066,500 and $1,036,000, respectively. Proceeds from sales for the three months ended December 31, 2012 and 2011 were $13,952,478 and $27,413,474, respectively.  Gross realized gains on the sale of these securities were $219,913 and $634,791 for the three months ended December 31, 2012 and 2011, respectively.  Gross realized losses on the sale of these securities were $0 and $2,198 for the three months ended December 31, 2012 and 2011, respectively.

Securities available for sale with an aggregate carrying amount of $114,602,149 and $127,617,291 at December 31, 2012 and September 30, 2012, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at December 31, 2012 are as follows:

	December 31, 2012
	Amortized cost	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates	8,290,299	(7,410)	8,282,889

	$8,290,299	$(7,410)	$8,282,889

There were no securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2012.

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012
		Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Other investment securities:
Tax-free municipals	260,264	(1,458)	258,806
Collateralized mortgage obligations:
Private-label mortgage securities	14,256,142	(3,210,528)	11,045,614

	$14,516,406	$(3,211,986)	$11,304,420

	September 30, 2012
		Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Other investment securities:
Tax-free municipals	262,550	(1,571)	260,979
Collateralized mortgage obligations:
GNMA	133,587	(152)	133,435
Private-label mortgage securities	16,485,944	(3,410,993)	13,074,951

	$16,882,081	$(3,412,716)	$13,469,365

At December 31, 2012 the Company had approximately $3.2 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $14.3 million.  During the quarter ended December 31, 2012 the Company did not record any other than temporary impairment charges.  Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other than temporary impairment.

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

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31
	2012	2011

Beginning balance of credit losses previously recognized in earnings	$380,446	$4,822,916
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	-
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	-	100,000
Ending balance of cumulative credit losses recognized in earnings	$380,446	$4,922,916

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of December 31, 2012:

Cusip	Description	Credit Rating [1]			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch			(Dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	AA	$-	$296	$296	$301	$5
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	-	711	706	726	20
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	-	1,269	1,269	1,047	(222)
	Total				$-	$2,277	$2,271	$2,074	$(197)

Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	BBB	$-	$1,435	$1,435	$1,486	$51
	Total				$-	$1,435	$1,435	$1,486	$51

Non Investment Grade
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	-	5,136	5,136	4,503	(633)
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	$380	$5,561	$5,181	$3,052	$(2,129)
576433VN3	MARM 2004-15 4A1	B3	n/a	B	-	2,670	2,670	2,444	(226)
	Total				$380	$13,367	$12,987	$9,999	$(2,988)

	Grand Total				$380	$17,079	$16,693	$13,559	$(3,134)

[1] Credit ratings are current as of December 31, 2012.

The Bank’s investment in the MARM 2004-13 B1 security represents the largest unrealized loss position in the investment portfolio at $2.1 million. Based on assessments of expected cash flows no additional other than temporary impairment exists on this security at December 31, 2012. This bond has previously taken a total of $380,000 in OTTI. The favorable cash flow profile is attributable to a number of pertinent factors, including the relatively low levels of delinquency and the stable levels of default, foreclosure, and severities upon foreclosure. The security has a housing price index adjusted weighted average loan-to-value ratio of 53% on the underlying mortgages, average credit scores of 737 and its 2004 origination indicates its seasoning. Furthermore, 90% of the underlying mortgages have been timely payers for the past 24 months. We believe the unrealized loss position is attributed to liquidity risk.

Note 5: Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2012	September 30, 2012
Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$103,707,236	$105,514,544
Commercial real estate	249,612,987	251,379,010
Commercial	17,820,303	16,596,833
Real estate construction	46,772,520	45,369,190
Consumer and other	17,897,522	18,107,198
Loans receivable, net of undisbursed proceeds of loans in process	435,810,568	436,966,775
Less:
Unamortized loan origination fees, net	1,058,414	1,101,481
Allowance for loan losses	8,382,355	8,189,895

Total loans not covered, net	$426,369,799	$427,675,399

The carrying amount of covered loans at December 31, 2012 and September 30, 2012, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	December 31, 2012
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements
1-4 family residential real estate	$4,691,507	$8,977,666	$13,669,173
Commercial real estate	65,219,748	78,715,378	143,935,126
Commercial	10,969,916	10,264,766	21,234,682
Real estate construction	1,304,345	130,000	1,434,345
Consumer and other	628,066	4,824,710	5,452,776
Loans receivable, gross	82,813,582	102,912,520	185,726,102
Less:
Non-accretable difference	11,931,593	4,501,132	16,432,725
Allowance for covered loan losses	1,210,566	7,748,436	8,959,002
Accretable discount	8,225,435	2,542,181	10,767,616
Discount on acquired performing loans	-	269,409	269,409
Unamortized loan origination fees, net	-	28,802	28,802
Total loans covered, net	$61,445,988	$87,822,560	$149,268,548

	September 30, 2012
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$5,619,110	$9,421,190	$15,040,300
Commercial real estate	71,806,980	88,353,272	160,160,252
Commercial	12,081,845	13,885,559	25,967,404
Real estate construction	1,321,752	559,675	1,881,427
Consumer and other	708,832	5,458,309	6,167,141
Loans receivable, gross	91,538,519	117,678,005	209,216,524
Less:
Non-accretable difference	14,285,220	5,096,952	19,382,172
Allowance for covered loan losses	1,793,943	8,546,872	10,340,815
Accretable discount	9,869,297	3,055,050	12,924,347
Discount on acquired performing loans	—	308,728	308,728
Unamortized loan origination fees, net	—	32,146	32,146

Total loans covered, net	$65,590,059	$100,638,257	$166,228,316

The following table documents changes in the accretable discount on acquired loans during the three months ended December 31, 2012 and the year ended September 30, 2012:

	Impaired Loans At Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2011	$16,893,100	$4,705,432	$21,598,532
Loan accretion	(7,023,803)	(1,650,382)	(8,674,185)
Balance, September 30, 2012	9,869,297	3,055,050	12,924,347
Loan accretion	(1,730,145)	(512,869)	(2,243,014)
Transfer from non-accretable difference	86,283	—	86,283

Balance, December 31, 2012	$8,225,435	$2,542,181	$10,767,616

The following is a summary of transactions during the three months ended December 31, 2012 and 2011 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended December 31,
	2012	2011
Balance, beginning of period	$10,340,815	$6,892,425
Loans charged-off (gross)	(2,717,463)	(4,020,868)
Recoveries on loans previously charged-off	10,650	-
Provision for loan losses charged to FDIC receivable	1,230,250	2,400,000
Provision for loan losses charged to operations	94,750	600,000
Balance, end of period	$8,959,002	$5,871,557

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the three months ended December 31, 2012 and the year ended September 30, 2012:

	Three Months Ended December 31, 2012	Year Ended September 30, 2012
Balance, beginning of period	$35,135,533	$96,777,791
Payments made to (received from) FDIC	7,836,747	(80,528,485)
Accretion of fair value adjustment	147,674	1,461,779
Recovery of previous loss reimbursements	(3,082,024)	(3,252,736)
Provision for estimated losses on covered assets recognized in noninterest expense	1,425,814	15,976,659
External expenses qualifying under loss sharing agreements	1,357,626	4,700,525
Balance, end of period	$42,821,370	$35,135,533

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2012, approximately 31.0% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia, Alabama and the Florida Panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30-year conforming loans are generally originated for resale into the secondary market on a servicing-released basis and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement.  At December 31, 2012, the Company had $14.6 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	December 31, 2012	September 30, 2012
1-4 family residential real estate	$2,103,104	$2,038,340
Commercial real estate	780,987	771,711
Commercial	184,851	191,499
Real estate construction	—	—
Consumer and other	41,856	42,363
Total	$3,110,798	$3,043,913

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at December 31, 2012 and September 30, 2012 were as follows:

December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$2,257,882	$218,323	$2,476,205	$101,231,031	$103,707,236	$80,786
Commercial real estate	1,111,549	-	1,111,549	248,501,438	249,612,987	-
Commercial	175,418	-	175,418	17,644,885	17,820,303	-
Real estate construction	-	-	-	46,772,520	46,772,520	-
Consumer and other	172,986	13,564	186,550	17,710,972	17,897,522	-
	$3,717,835	$231,887	$3,949,722	$431,860,846	$435,810,568	$80,786

September 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,460,017	$621,257	$2,081,274	$103,433,270	$105,514,544	$401,726
Commercial real estate	1,459,472	-	1,459,472	249,919,538	251,379,010	-
Commercial	145,001	-	145,001	16,451,832	16,596,833	-
Real estate construction	-	-	-	45,369,190	45,369,190	-
Consumer and other	125,054	-	125,054	17,982,144	18,107,198	-
	$3,189,544	$621,257	$3,810,801	$433,155,974	$436,966,775	$401,726

An age analysis of past due loans covered by loss sharing, segregated by class of loans at December 31, 2012 and September 30, 2012 were as follows:

December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans [1]	Loans > 90 Days and Accruing [2]
1-4 family residential real estate	$685,776	$861,847	$1,547,623	$10,600,542	$12,148,165	$861,847
Commercial real estate	3,534,577	17,935,968	21,470,545	106,358,618	127,829,163	17,935,968
Commercial	391,024	2,291,399	2,682,423	12,076,792	14,759,215	2,291,399
Real estate construction	-	-	-	1,430,861	1,430,861	-
Consumer and other	43,684	160,577	204,261	3,962,710	4,166,971	160,577
	$4,655,061	$21,249,791	$25,904,852	$134,429,523	$160,334,375	$21,249,791

[1]
Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $11,037,025 of accretable discounts and discounts on acquired performing loans.

[2]	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans [1]	Loans > 90 Days Accruing [2]
1-4 family residential real estate	$734,789	$834,569	$1,569,358	$11,460,232	$13,029,590	$834,570
Commercial real estate	6,546,132	20,588,187	27,134,319	115,540,726	142,675,045	20,588,187
Commercial	917,019	2,984,197	3,901,216	13,723,435	17,624,651	2,984,197
Real estate construction	-	-	-	1,343,072	1,343,072	-
Consumer and other	55,441	391,755	447,196	4,373,983	4,821,179	391,754
	$8,253,381	$24,798,708	$33,052,089	$146,441,448	$179,493,537	$24,798,708

[1]
Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $13,233,075 of accretable discounts and discounts on acquired performing loans.

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

December 31, 2012

				Three Months Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,244,408	$2,599,030	$-	$2,603,030	$3,219
Commercial real estate	8,159,971	9,257,345	-	9,442,893	102,471
Commercial	184,851	200,831	-	203,097	-
Real estate construction	5,825	34,744	-	34,779	101
Subtotal:	10,595,056	12,091,950	-	12,283,799	105,791
With an allowance recorded:
1-4 family residential real estate	$-	$-	$-	$-	$-
Commercial real estate	3,850,467	3,850,466	23,092	4,176,352	10,623
Commercial	2,522,943	2,522,943	14,923	2,608,525	5,172
Real estate construction	-	-	-	-	-
Subtotal:	6,373,409	6,373,409	38,015	6,784,877	15,795
Totals:
1-4 family residential real estate	$2,244,408	$2,599,030	$-	$2,603,030	$3,219
Commercial real estate	12,010,438	13,107,811	23,092	13,619,245	113,094
Commercial	2,707,794	2,723,774	14,923	2,811,622	5,172
Real estate construction	5,825	34,744	-	34,779	101
Grand Total:	$16,968,465	$18,465,359	$38,015	$19,068,676	$121,586

The recorded investment in accruing troubled debt restructured loans at December 31, 2012 totaled $13,818,737 and is included in the impaired loan table above.

September 30, 2012

				Year Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,500,824	$2,982,895	$-	$2,867,188	$31,122
Commercial real estate	12,469,240	14,063,513	-	13,689,972	568,615
Commercial	2,847,862	2,860,935	-	2,908,659	95,676
Real estate construction	5,925	34,844	-	32,735	296
Grand Total:	$17,823,851	$19,942,187	$-	$19,498,554	$695,709

There were no recorded allowances for impaired loans not covered by loss sharing at September 30, 2012.  The recorded investment in accruing troubled debt restructured loans at September 30, 2012 totaled $14,420,575 and is included in the impaired loan table above.

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

December 31, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$95,446,522	$218,417,749	$14,606,118	$46,137,628	$17,110,480	$391,718,497
Special Mention (5)	3,257,546	6,182,683	87,734	34,424	554,267	10,116,654
Substandard (6)	5,003,168	25,012,555	3,126,451	600,468	232,775	33,975,417
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total not covered loans	$103,707,236	$249,612,987	$17,820,303	$46,772,520	$17,897,522	$435,810,568

September 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$97,045,428	$217,582,908	$13,252,993	$44,075,754	$17,357,541	$389,314,624
Special Mention (5)	3,525,488	11,396,970	93,033	286,505	559,982	15,861,978
Substandard (6)	4,943,628	22,399,132	3,250,807	1,006,931	189,675	31,790,173
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total not covered loans	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198	$436,966,775

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at December 31, 2012 and September 30, 2012.  Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

December 31, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and Other	Total
Numerical risk rating (1-4)	$6,638,498	$53,369,622	$5,526,168	$126,516	$3,611,096	$69,271,900
Numerical risk rating (5)	1,987,139	22,401,745	3,716,210	1,304,345	219,579	29,629,018
Numerical risk rating (6)	3,322,792	49,007,557	4,861,955	-	333,639	57,525,943
Numerical risk rating (7)	199,736	3,050,239	654,882	-	2,657	3,907,514
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans [1]	$12,148,165	$127,829,163	$14,759,215	$1,430,861	$4,166,971	$160,334,375

[1]
Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $11,037,025 of accretable discounts and discounts on acquired performing loans.

September 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$7,153,464	$56,448,239	$6,912,992	$-	$4,011,268	$74,525,963
Numerical risk rating (5)	2,223,780	27,564,628	4,040,798	1,343,072	224,720	35,396,998
Numerical risk rating (6)	3,217,548	54,282,789	5,127,288	-	581,495	63,209,120
Numerical risk rating (7)	434,798	4,379,389	1,543,573	-	3,696	6,361,456
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans [1]	$13,029,590	$142,675,045	$17,624,651	$1,343,072	$4,821,179	$179,493,537

[1]
Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $13,233,075 of accretable discounts and discounts on acquired performing loans.

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

Through the FDIC-assisted acquisitions of the loans of Neighborhood Community Bank (“NCB”), McIntosh Commercial Bank (“MCB”) and First National Bank of Florida (“FNB”), management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, the allowance for covered loans is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.  During the quarters ended December 31, 2012 and 2011, the Company increased its allowance for loan losses on loans covered by loss sharing relating to NCB acquired loans by $1.0 million and $3.0 million, respectively, and recorded $52,000 and $600,000, respectively, as a charge to earnings with $993,000 and $2.4 million, respectively, recorded as an increase to the FDIC receivable.  Additionally, during the quarter ended December 31, 2012, the Company increased its allowance for loan losses on loans covered by loss sharing relating to FNB acquired loans by $30,000 and recorded $30,000 as a charge to earnings with no effect to the FDIC receivable. There were no such provisions in the quarter ended December 31, 2011. During the quarter ended December 31, 2012, the Company increased its allowance for loan losses on loans covered by loss sharing relating to MCB acquired loans by $250,000 and recorded $13,000 as a charge to earnings with $237,000 recorded as an increase to the FDIC receivable. There were no such provisions in the quarter ended December 31, 2011.The non-accretable discount that was established for a certain loan pool was determined at December 31, 2012 to not be required based on improvements in cash flows; therefore $86,000 was recorded to accretion income with $431,000 being deducted from the FDIC receivable.

The Company maintained its allowance for loan losses for the quarter ended December 31, 2012 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of the quarters ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three months ended December 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real Estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(46,270)	(124,365)	-	-	(7,479)	-	(178,114)
Recoveries	7,606	57,856	4,334	-	778	-	70,574
Provision	137,418	276,825	(355,493)	192,101	73,478	(24,329)	300,000
Balance at end of period	$978,608	$5,690,448	$360,435	$479,230	$146,404	$727,230	$8,382,355

Ending balance: individually evaluated for impairment	$-	$23,092	$14,923	$-	$-		$38,015

Loans:
Ending balance	$103,707,236	$249,612,987	$17,820,303	$46,772,520	$17,897,522		$435,810,568

Ending balance: individually evaluated for impairment	$2,244,408	$12,010,438	$2,707,794	$5,825	$-		$16,968,465

	Three months ended December 31, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(161,558)	(1,786,594)	(81,574)	-	(61,591)	-	(2,091,317)
Recoveries	3,914	359	34,681	-	2,402	-	41,356
Provision	104,035	2,173,200	(201,891)	(476,103)	74,312	(173,553)	1,500,000
Balance at end of period	$579,755	$6,359,275	$573,046	$589,409	$63,399	$654,992	$8,819,876
Ending balance: individually evaluated for impairment	$-	$617,544	$66,818	$-	$-		$684,362

Loans:
Ending balance	$101,560,814	$254,960,299	$23,996,617	$41,423,371	$19,992,582		$441,933,683
Ending balance: individually evaluated for impairment	$5,340,489	$7,149,582	$3,092,629	$-	$-		$15,582,700

The following tables detail the non-accretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment:

	Three Months Ended December 31, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences [1]:
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(541,943)	(1,913,367)	(2,775,183)	(536,407)	(105,498)	(5,872,398)
Recoveries	2,652	207,303	4,629	1,000	554	216,138
Provision for loan losses charged to FDIC receivable	33,250	299,250	855,000	-	42,750	1,230,250
Provision for loan losses charged to operations	16,342	27,689	48,148	536	2,035	94,750
Balance at end of period	$1,521,010	$16,106,081	$6,475,348	$3,484	$1,285,804	$25,391,727

Covered loans:
Ending contractual balance	$13,669,173	$143,935,126	$21,234,682	$1,434,345	$5,452,776	$185,726,102

[1]	Amounts include the allowance for covered loan losses.

	Three months ended December 31, 2011
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences [1]:
Balance at beginning of period	$3,430,280	$64,169,400	$7,706,431	$2,970,506	$764,924	$79,041,541
Charge-offs	(296,058)	(7,552,366)	(715,250)	(1,458,408)	(24,371)	(10,046,453)
Recoveries	1,402	537,005	104,351	-	9,056	651,814
Provision for loan losses charged to FDIC receivable	(81,552)	2,259,657	378,909	-	(157,014)	2,400,000
Provision for loan losses charged to operations	(20,388)	564,915	94,727	-	(39,254)	600,000
Balance at end of period	$3,033,684	$59,978,611	$7,569,168	$1,512,098	$553,341	$72,646,902

Covered loans:
Ending contractual balance	$18,980,760	$245,975,123	$27,748,162	$7,322,825	$8,061,733	$308,088,603

[1]	Amounts include the allowance for covered loan losses.

For the three month periods ended December 31, 2012 and 2011 the following table presents a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Three Months Ended December 31, 2012			Three Months Ended December 31, 2012

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification
Commercial Real Estate	-	$-	$-	1	$80,462	$41,080
Total	-	$-	$-	1	$80,462	$41,080

Grand Total	-	$-	$-	1	$80,462	$41,080

	Accruing Loans			Nonaccrual Loans
	Three Months Ended December 31, 2011			Three Months Ended December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial Real Estate	6	$835,484	$819,484	-	$-	$-
Total	6	$835,484	$819,484	-	$-	$-

Grand Total	6	$835,484	$819,484	-	$-	$-

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

As of December 31, 2012 and 2011, loans with a balance of $42,000 and $0, respectively defaulted within twelve months after their restructure.

Note 6: Derivative Instruments and Hedging Activities

The Bank has entered into interest rate swap contracts in connection with its hedging of specific loans. As of December 31, 2012, the Bank has entered into interest rate swaps totaling approximately $4.5 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swap is evaluated as a fair value hedge and is considered highly effective. As a highly effective fair value designated hedge, the underlying hedged instrument is recorded on the balance sheet at fair value of $4.6 million with the periodic changes of the fair value reported in the consolidated statements of income.

For the three months ended December 31, 2012, the interest rate swaps designated as a fair value hedge resulted in a reduction to interest income of $13,000 on the related loans receivable. The fair value of the swaps at December 31, 2012 was recorded on the consolidated statements of financial condition as a liability of $10,104.

The fixed rate loans being hedged with an interest rate swap are structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

Note 7: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Three Months Ended
	December 31,
	2012	2011
Net income	$2,334,287	$488,393
Denominator:
Weighted average common shares outstanding	17,806,739	18,036,619
Common stock equivalents	39,888	33,782
Diluted shares	17,846,627	18,070,041
Net income per share:
Basic	$0.13	$0.03
Diluted	$0.13	$0.03

For the three months ended December 31, 2012 and 2011 there were 15,997 and 1,699, respectively, dilutive stock options.  For the three months ended December 31, 2012 and 2011 there were 23,891 and 32,083, respectively, shares of non-vested restricted stock. The Company excluded from the calculations of diluted earnings per share for the three month periods ended December 31, 2012 and 2011, 337,525 and 514,275 shares, respectively, which shares were subject to options issued with exercies prices in excess of the average market value per share during those periods.

Basic earnings per share for the three month periods ended December 31, 2012 and 2011 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three month periods ended December 31, 2012 and 2011 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned

	Three Months Ended December 31, 2012	Year Ended September 30, 2012
Balance, beginning of period	$2,106,757	$4,093,214
Real estate acquired through foreclosure of loans receivable	194,815	2,577,269
Real estate sold	(827,534)	(3,453,111)
Write down of real estate owned	(124,596)	(612,541)
Gain (loss) on sale of real estate owned	64,979	(24,074)
Real estate transferred to premises and equipment	-	(474,000)

Balance, end of period	$1,414,421	$2,106,757

Covered real estate owned:

	Three Months Ended December 31, 2012	Year Ended September 30, 2012
Balance, beginning of period	$21,903,204	$24,671,626
Real estate acquired through foreclosure of loans receivable	3,907,310	22,602,951
Real estate sold	(5,530,820)	(16,911,373)
Gain (loss) on real estate sold recognized in noninterest expense	75,2651	—
Gain (loss) on real estate sold payable to (receivable from ) the FDIC	982,3871	—
Provision for losses on real estate owned recognized in noninterest expense	(111,8381)	(685,500)
Increase of FDIC receivable for loss sharing agreements	(195,564)	(7,774,500)
Balance, end of period	$21,029,944	$21,903,204

Note 9: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 707,943 shares for the plan of which 73,628 have been issued upon the exercise of the option granted under the plan, 559,025 are granted and outstanding with the remaining 75,290 shares available to be granted at December 31, 2012.

No shares were granted during the quarter ended December 31, 2012.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding- September 30, 2012	559,025	$10.54	8
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted	—	—	—

Options outstanding- December 31, 2012	559,025	$10.54	8

Options exercisable – December 31, 2012	—	—	—

The stock price at December 31, 2012 was less than or equal to the exercise prices of options outstanding and exercisable and therefore had no intrinsic value except for 221,500 shares issued in 2010 and 2011 with an intrinsic value of $169,570.

Stock option expense was $32,083 and $23,717 for the three months ended December 31, 2012 and 2011, respectively.  The following table summarizes information about the options outstanding at December 31, 2012:

Number outstanding at December 31, 2012	Weighted average remaining contractual life in years	Exercise price per share
337,525	6	$11.00
150,000	8	10.20
54,500	8	9.00
13,000	9	9.15
4,000	9	9.72

559,025

The Company has a recognition and retention plan which has been authorized to grant up to 283,177 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. The grantor trust has purchased all of the 283,177 shares that have been authorized.   As of December 31, 2012, 57,280 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of the 57,280 shares remaining in the trust, 23,891 shares have been granted and are not yet vested and 33,389 shares are available for grants.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards-September 30, 2012	23,891	$15.53
Granted	—	—
Vested	—	—
Cancelled or expired	—	—
Unvested restricted stock awards-December 31, 2012	23,891	$15.53

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

Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2012, commitments to extend credit and standby letters of credit totaled $50.7 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management and counsel, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended December 31, 2012, there were no transfers between levels.

At December 31, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

The Company also holds assets available for sale reported at fair value consisting of a former branch and a parcel of land adjacent to a current branch. The fair value of these assests is determined using current appraisals adjusted at management's discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company's assets held for sale fall into Level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$12,144,855	$—	$12,144,855	$—
U.S. government sponsored entities	10,204,178	—	10,204,178	—
Mortgage–backed securities:
FNMA certificates	89,238,934	—	89,238,934	—
GNMA certificates	4,593,820	—	4,593,820	—
FHLMC certificates	42,444,211	—	42,444,211	—
Collateralized mortgage obligations:
FNMA	6,186,810	—	6,186,810	—
GNMA	326,839	—	326,839	—
FHLMC	547,434	—	547,434	—
Private-label mortgage securities:
Investment grade	2,074,388	—	2,074,388
Split rating [1]	1,485,928	—	1,485,928	—
Non investment grade	9,998,785	—	9,998,785	—
Total investment securities available for sale	179,246,182	—	179,246,182	—

Assets held for sale	1,054,280	—	1,054,280	—

Total recurring assets at fair value	$180,300,462	$—	$180,300,462	$—

Liabilities:
Derivative instruments–swap liability	$10,104	$—	$10,104	$—
Total recurring liabilities at fair value	$10,104	$—	$10,104	$—

[1]	Bonds with split ratings represent securities with separate investment and non investment grades.

	September 30, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$11,578,501	$—	$11,578,501	$—
U.S. government sponsored entities	16,627,055	—	16,627,055	—
Mortgage–backed securities:
FNMA certificates	86,584,802	—	86,584,802	—
GNMA certificates	4,945,412	—	4,945,412	—
FHLMC certificates	46,244,446	—	46,244,446	—
Collateralized mortgage obligations:
FNMA	8,027,156	—	8,027,156	—
GNMA	503,311	—	503,311	—
FHLMC	580,089	—	580,089	—
Private-label mortgage securities:
Investment grade	2,356,744	—	2,356,744
Split rating [1]	6,246,303	—	6,246,303	—
Non investment grade	5,685,514	—	5,685,514	—
Total investment securities available for sale	189,379,333	—	189,379,333	—

Assets held for sale	1,054,280	—	1,054,280	—

Total recurring assets at fair value	$190,433,613	$—	$190,433,613	$—

Liabilities:
Derivative instruments–swap liability	$12,443	$—	$12,443	$—
Total recurring liabilities at fair value	$12,443	$—	$12,443	$—

[1]	Bonds with split ratings represent securities with separate investment and non investment grades.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
December 31, 2012
Impaired loans:
Not covered under loss share	$1,352,918	$—	$—	$1,352,918
Other real estate owned:
Not covered under loss share	1,414,421	—	—	1,414,421
Covered under loss share	21,029,944	—	—	21,029,944
September 30, 2012
Impaired loans:
Not covered under loss share	2,925,972	—	—	2,925,972
Other real estate owned:
Not covered under loss share	2,106,757	—	—	2,106,757
Covered under loss share	21,903,204	—	—	21,903,204

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

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value.  Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired loans	$1,352,918	Property appraisals	Management discount for property type and recent market volatility	21%	-	56%	46%

REO	$22,444,365	Property appraisals	Management discount for property type and recent market volatility	20%	-	33%	24%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2012 and September 30, 2012.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.  The estimated fair value at December 31, 2012 and September 30, 2012 has been affected by an estimate of liquidity risk of 5.5%.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at December 31, 2012 and at September 30, 2012, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2012 and September 30, 2012 is summarized below:

	December 31, 2012
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$130,247,600	$130,247,600	$130,247,600	$-	$-
Investments available for sale	179,246,182	179,246,182	-	179,246,182	-
FHLB Stock	5,273,200	5,273,200	-	5,273,200	-
Loans receivable, net	575,638,347	544,181,243	-	-	544,181,243
Loans held for sale	4,923,431	5,034,155	-	5,034,155	-
Cash surrender value of life insurance	34,087,206	34,087,206	-	34,087,206	-
FDIC receivable for loss sharing arrangements	42,821,370	42,838,335	-	-	42,838,335
Accrued interest and dividends receivable	2,880,248	2,880,248	-	587,434	2,292,814
Financial liabilities:
Deposits	$806,117,639	$811,316,288	$-	$811,316,288	$-
FHLB advances and other borrowings	80,000,000	89,012,324	-	89,012,324	-
Derivative instruments	10,104	10,104	-	10,104	-
Accrued interest payable	284,341	284,341	-	284,341	-

	September 30, 2012
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$108,828,220	$108,828,220	$108,828,220	$-	$-
Investments available for sale	189,379,333	189,379,333	-	189,379,333	-
FHLB Stock	5,318,200	5,318,200	-	5,318,200	-
Loans receivable, net	593,903,715	561,448,457	-	-	561,448,457
Loans held for sale	2,691,508	2,741,672	-	2,741,672	-
Cash surrender value of life insurance	33,831,920	33,831,920	-	33,831,920	-
FDIC receivable for loss sharing arrangements	-	35,492,184	-	-	35,492,184
Accrued interest and dividends receivable	3,241,320	3,241,320	-	721,048	2,520,272
Financial liabilities:
Deposits	$800,261,546	$805,422,429	$-	$805,422,429	$-
FHLB advances and other borrowings	81,000,000	90,732,925	-	90,732,925	-
Derivative instruments	12,443	12,443	-	12,443	-
Accrued interest payable	320,980	320,980	-	320,980	-

Note 12: Common Stock Offering.

On November 27, 2012 the Charter Financial Corporation Board of Directors adopted a plan of conversion, as amended, to convert from a mutual holding company structure to a full stock company.  On December 14, 2012 the Company filed the appropriate registration statement and applications with the SEC and the Federal Reserve. As of December 31, 2012, $255,206 in offering expenses has been incurred and deferred.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Form 10-K for the year ended September 30, 2012 under Part I; Item 1A.- “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

During the first three months of fiscal year 2013, the economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

           Net income was $2.3 million for the three months ended December 31, 2012 compared to $1.8 million for the three months ended September 30, 2012 and $488,000 for the three months ended December 31, 2011.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Form 10-K for the fiscal year ended September 30, 2012, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Assets. Total assets increased by $1.9 million, or 0.2%, to $1.03 billion at December 31, 2012.  Cash and cash equivalents increased by $21.4 million, loans held for sale increased by $2.2 million and FDIC loss share receivable increased by $7.7 million. These increases were partially offset by declines of $18.3 million in net loans receivable, $4.3 million in mortgage backed securities, $5.9 million in investment securities and $1.6 million in real estate owned.

 Cash and cash equivalents. Cash and cash equivalents increased to $130.2 million at December 31, 2012, up from $108.8 million at September 30, 2012.   This increase resulted from the declines in loans and investment securities during the quarter and a $5.9 million increase in deposits, offset by increases in our FDIC loss share receivable, and the repayment of $1.0 million of FHLB advances in the first quarter of fiscal 2013.

Loans.  At December 31, 2012, total loans were $575.6 million, or 55.7% of total assets.  As indicated by the table below, during the quarter ended December 31, 2012, our loan portfolio decreased by $18.3 million, or 3.1%.  Total loans not covered by loss share agreements, decreased $1.3 million or 0.3% to $426.4 million at December 31, 2012 from $427.7 million at September 30, 2012.  Loans covered by loss share agreements, net, decreased $16.9 million or 10.2% to $149.3 million at December 31, 2012 from $166.2 million at September 30, 2012.

Non-covered and Covered Loans, net
	Non-covered(1)	Covered	Total
	(Dollars in Thousands)
Loan Balances:
December 31, 2012	$426,370	$149,268	$575,638
September 30, 2012	427,676	166,228	593,904
June 30, 2012	430,292	186,545	616,837
March 31, 2012	435,424	203,626	639,050
December 31, 2011	432,108	218,623	650,731
September 30, 2011	419,979	235,050	655,028
June 30, 2011	434,309	120,140	554,449
March 31, 2011	435,276	124,583	559,859
December 31, 2010	447,621	136,400	584,021

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

FDIC Receivable for Loss Share Agreements. As of December 31, 2012, 29.9% of our outstanding principal balance of loans and 93.7% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $42.8 million as of December 31, 2012 and $35.1 million as of September 30, 2012. The increase in the amount of FDIC receivable is largely attributable to cash proceeds we paid to the FDIC this past quarter related to a modified interpretation of the timing of reimbursable losses at September 30, 2012. The balance of the FDIC receivable is also reduced or increased as a result of changes in estimated cash flows to be received from the FDIC from transactions in the covered assets. When these transactions are recorded, we also record an offsetting amount in our consolidated statements of income.

Investment Securities Portfolio. At December 31, 2012, our investment securities portfolio totaled $179.2 million, compared to $189.4 million at September 30, 2012.  The decrease was due to $13.7 million in sales, $5.0 million in securities that were called and $16.9 million in principal paydowns and maturities. These decreases were partially offset by $26.4 million in purchases.

During the first quarter of 2013, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities.  Through December 31, 2012, we had cumulatively recorded $380,000 of other-than-temporary impairment charges with respect to one private label security.  No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at December 31, 2012.

Bank Owned Life Insurance.  The total cash surrender values of bank owned life insurance policies at December 31, 2012 and September 30, 2012 were $34.1 million and $33.8 million, respectively.

Deposits.  Total deposits increased $5.9 million, or 0.73%, to $806.1 million at December 31, 2012 from $800.3 million at September 30, 2012.  The increase was caused primarily by an $8.5 million increase in transaction accounts partially offset by a $1.2 million decline in certificates of deposit and a $2.5 million decline in savings accounts.  We reduced the rates paid on these certificates to better match the level of our interest-bearing liabilities with loans. At December 31, 2012, $775.4 million of deposits were retail deposits and $30.7 million were brokered and other wholesale deposits.  Funds on deposit from internet services and brokered deposits are considered as wholesale deposits.   The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
	(Dollars in Thousands)
December 31, 2012	$1,949	$284,509	$48,685	$130,151	$463,345	$312,026	$30,747	$806,118
September 30, 2012	1,947	275,998	51,192	129,103	456,293	323,105	20,864	800,262
June 30, 2012	1,713	281,358	52,703	133,807	467,868	332,707	20,958	821,533
March 31, 2012	1,618	285,858	55,980	128,996	470,834	353,723	20,951	849,508
December 31, 2011	1,724	266,515	54,055	130,122	450,692	385,926	22,887	859,505
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705	911,094
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984	695,818
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987	735,291
December 31, 2010	1,433	202,632	16,850	91,974	311,456	395,744	55,212	762,412

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta.  At December 31, 2012, borrowings totaled $80.0 million, a decrease of $1.0 million from September 30, 2012.  The decrease was due to the payoff of a short-term daily rate Federal Home Loan Bank advance in October 2012.

Based upon available investment and loan collateral, additional advances of $112.5 million were available from the Federal Home Loan Bank of Atlanta at December 31, 2012.

At December 31, 2012, approximately $52.2 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At December 31, 2012, total stockholders’ equity totaled $144.0 million (or $8.09 per share), a $1.5 million increase from September 30, 2012.  The increase was primarily due to net income of $2.3 million for the quarter ended December 31, 2012 partially offset by a $344,000 increase in treasury stock resulting from the repurchase of shares.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

 General. Net income increased $1.8 million, or 378.0%, to $2.3 million for the quarter ended December 31, 2012 from $488,000 for the quarter ended December 31, 2011. Net interest income declined $170,000 or 1.9% to $9.0 million for the quarter ended December 31, 2012 from $9.2 million for the quarter ended December 31, 2011 as a result of lower interest earning assets. For the quarter ended December 31, 2012, our net interest margin improved to 4.13% from 3.94% for the quarter ended December 31, 2011 as a result of lower funding costs. The provision for loan losses decreased $1.7 million, or 81.2% to $395,000 for the quarter ended December 31, 2012 from $2.1 million for the quarter ended December 31, 2011. With the change in our bank supervision to the Office of the Comptroller of the Currency, we made certain adjustments to our charge-off policies to comply with Office of the Comptroller of the Currency’s policies which contributed to the increase in our provision for loan losses during the quarter ended December 31, 2011. Noninterest income decreased $608,000, or 15.9%, to $3.2 million for the quarter ended December 31, 2012 from $3.8 million for the quarter ended December 31, 2011.  Noninterest expense decreased by $1.9 million to $8.3 million for the quarter ended December 31, 2012 from $10.3 million for the quarter ended December 31, 2011. Noninterest expense was lower as a result of higher noninterest expense incurred in the prior year as a result of the integration of FNB and also in the current quarter gains associated with real estate owned operations which included the recognition of a $440,000 gain on a property previously sold.

Interest and Dividend Income. Total interest and dividend income decreased $1.4 million, or 11.6%, to $11.1 million for the quarter ended December 31, 2012 from $12.5 million for the quarter ended December 31, 2011 due primarily to the decrease in interest on loans.  Interest on loans decreased $1.3 million, or 11.9%, to $10.2 million for the quarter ended December 31, 2012 as a result of a $63.4 million, or 9.7%, decrease in the average balance of loans receivable to $593.1 million for the quarter ended December 31, 2012.  The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans declined to 6.87% for the quarter ended December 31, 2012 compared to 7.04% for the quarter ended December 31, 2011. Continued low interest rates, lower accretion of discount on purchased loans and the repayment of higher yielding existing loans contributed to the lower overall loan yield. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. As our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $70,000 to $730,000 for the quarter ended December 31, 2012 from $800,000 for the quarter ended December 31, 2011, reflecting a 57 basis point decrease in average yield to 1.80%, partially offset by a $27.5 million, or 20.3%, increase in the average balance of such securities to $162.5 million.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock increased to $35,000 for the quarter ended December 31, 2012 from $23,000 for the quarter ended December 31, 2011 as the FHLB dividend rate increased.

Interest on other investment securities, which consisted of agency and municipal securities decreased $5,000 to $55,000 for the quarter ended December 31, 2012 from $60,000 for the quarter ended December 31, 2011 as investment security average balances remained constant at $26.0 million while the average yield decreased to 0.84% for the quarter ended December 31, 2012 from 0.91% for the quarter ended December 31, 2011 as interest rates remained low.

Interest on interest earning deposits declined $16,000 to $52,000 for the quarter ended December 31, 2012 from $68,000 for the quarter ended December 31, 2011 as average balances declined $18.5 million.

The following table shows selected yield and rate information for the quarter end periods indicated:

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Yield on Loans	6.87%	6.65%	6.76%	7.13%	7.04%
Yield on Mortgage Securities	1.80%	1.94%	2.20%	2.24%	2.37%
Yield on Assets	5.07%	5.05%	5.36%	5.62%	5.37%

Cost of Deposits	0.68%	0.71%	0.77%	0.89%	1.05%
Cost of CD's	1.20%	1.24%	1.30%	1.44%	1.64%
Cost of NOW Accounts	0.14%	0.15%	0.15%	0.16%	0.17%
Cost of Rewards Checking	0.40%	0.41%	0.62%	0.67%	0.64%
Cost of Savings	0.05%	0.05%	0.05%	0.24%	0.43%
Cost of MMDA	0.29%	0.31%	0.35%	0.37%	0.47%
Cost of Borrowings	4.19%	4.18%	4.13%	4.28%	4.33%
Cost of Liabilities	1.04%	1.06%	1.09%	1.30%	1.44%

Loan/Deposit Spread	6.19%	5.94%	5.99%	6.24%	5.99%
Mortgage Securities/Borrowings Spread	-2.39%	-2.24%	-1.93%	-2.04%	-1.96%
Asset/Liability Spread	4.03%	3.99%	4.27%	4.32%	3.93%

 Interest Expense. Total interest expense decreased $1.3 million, or 38.3%, to $2.1 million for the quarter ended December 31, 2012 compared to $3.3 million for the quarter ended December 31, 2011.  Components of interest expense changed with a 40 basis point, or 38.3%, decrease in the average cost of interest-bearing liabilities to 1.04% for the quarter ended December 31, 2012 from 1.44% for the quarter ended December 31, 2011, reflecting continued low market interest rates.  The average balance of interest-bearing liabilities decreased by $130.6 million, or 14.2%, to $792.3 million for the quarter ended December 31, 2012 compared to $923.0 million for the quarter ended December 31, 2011 as higher costing FHLB advances matured and were repaid and a reduction in higher cost certificates of deposit acquired in acquisitions.

Interest expense on deposits decreased $925,000, or 43.2%, to $1.2 million for the quarter ended December 31, 2012 compared to $2.1 million for the quarter ended December 31, 2011. The decrease was due to a 37 basis point decrease in average cost of deposits to 0.68% compared to 1.05% for the quarter ended December 31, 2011.   The decrease in the average cost of deposits was largely due to lower market interest rates and an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit.  The average cost on savings accounts decreased from 0.43% for the quarter ended December 31, 2011 to 0.05%, or 38 basis points, for the quarter ended December 31, 2012.  The average cost on rewards checking decreased 24 basis points to 0.40% for the quarter ended December 31, 2012 compared to 0.64% for the quarter ended December 31, 2011.  Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria.  Interest expense on certificates of deposit decreased $767,000 to $1.0 million for the quarter ended December 31, 2012, from $1.8 million for the quarter ended December 31, 2011, reflecting the $97.9 million, or 22.4%, decrease in the average balance of such deposits and a 44 basis point decrease in average certificate of deposit cost.

Interest expense on Federal Home Loan Bank advances decreased $353,000 to $838,000 for the quarter ended December 31, 2012 compared to $1.2 million for the quarter ended December 31, 2011, due to a decrease of $30.0 million, or 27.2%, in the average balance of advances.  The average cost of advances decreased 14 basis points for the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011.  We expect our cost of borrowings to further decrease in fiscal 2013 from scheduled maturities of FHLB advances.

            Net Interest Income. Net interest income decreased $170,000, or 1.9%, to $9.0 million for the quarter ended December 31, 2012, from $9.2 million for the quarter ended December 31, 2011.  The decrease was primarily due to a decrease in interest expense of $1.3 million and a decrease in interest and dividend income of $1.4 million.  The decrease in interest expense was due to a 37 basis point decline in the average cost of total interest bearing deposits to 0.68% for the quarter ended December 31, 2012 from 1.05% for the quarter ended December 31, 2011, and a 14 basis point decrease in the average cost of borrowings to 4.19% for the quarter ended December 31, 2012 from 4.33% for the quarter ended December 31, 2011. Interest and dividend income decreased due to the decrease in the average balance of loans receivable of $63.4 million partially offset by an increase in the average balance of mortgage-backed securities and collateralized mortgage obligations available for sale of $27.4 million for the quarter ended December 31, 2012.   As the table indicates below, our net interest margin increased 19 basis points to 4.13% for the December quarter of 2012 from 3.94% for the December quarter of 2011, while our net interest rate spread increased 10 basis points to 4.03% for the first fiscal quarter of 2012 from 3.93% for the comparable quarter of 2011.  Lower deposit and borrowing costs, partially offset by lower accretion of purchase discount from the FNB acquisition contributed to the improved net interest margin and net interest rate spread.

	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans
Interest-earning deposits in other financial institutions	$84,037	$52	0.25%	$102,499	$68	0.27%
FHLB common stock and other equity securities	5,297	35	2.64	9,938	23	0.93
Mortgage-backed securities and collateralized mortgage obligations available for sale (3)	162,483	730	1.80	135,011	800	2.37
Other investment securities available for sale (3)	26,328	55	0.84	26,466	60	0.91
Loans receivable (1) (2) (3)	593,060	10,180	6.87	656,470	11,549	7.04
Total interest-earning assets	871,205	11,052	5.07	930,384	12,500	5.37
Total noninterest-earning assets	142,086	-		202,901	-
Total assets	$1,013,291	11,052		$1,133,285	12,500

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$145,621	$50	0.14	$139,894	$61	0.17
Rewards checking	51,622	52	0.40	59,834	96	0.64
Savings accounts	49,432	6	0.05	54,505	58	0.43
Money market deposit accounts	126,924	92	0.29	122,114	142	0.47
Certificate of deposit accounts	338,674	1,017	1.20	436,581	1,785	1.64
Total interest-bearing deposits	712,273	1,217	0.68	812,928	2,142	1.05
Borrowed funds	80,043	838	4.19	110,022	1,191	4.33
Total interest-bearing liabilities	792,316	2,055	1.04	922,950	3,333	1.44
Noninterest-bearing deposits	69,757			59,136
Other noninterest-bearing liabilities	7,822	-		12,348	-
Total noninterest-bearing liabilities	77,579	-		71,484	-
Total liabilities	869,895	2,055		994,434	3,333
Total stockholders' equity	143,396	-		138,851	-
Total liabilities and stockholders' equity	$1,013,291	2,055		$1,133,285	3,333

Net interest income		$8,997			$9,167

Net interest earning assets (5)		$78,889			$7,434
Net interest rate spread (4)			4.03%			3.93%
Net interest margin (6)			4.13%			3.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.96%			100.81%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.
(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 Increase/(Decrease)
	(In Thousands) Due to
	Volume	Rate	Combined	Net
Interest Income:
Interest-earning deposits in other financial institutions	$(12)	$(5)	$1	$(16)
FHLB common stock and other equity securities	(11)	43	(20)	12
Mortgage-backed securities and collateralized mortgage obligations available for sale	163	(193)	(40)	(70)
Other investment securities available for sale	(1)	(4)	-	(5)
Loans receivable	(1,116)	(280)	27	(1,369)
Total interest-earnings assets	$(977)	$(439)	$(32)	$(1,448)

Interest Expense
NOW accounts	$(1)	$(55)	$1	$(55)
Savings accounts	(5)	(52)	5	(52)
Money market deposit accounts	5	(53)	(2)	(50)
Certificate of deposit accounts	(400)	(474)	106	(768)
Total interest-bearing deposits	(401)	(634)	`	(925)
Borrowed funds	(326)	(39)	12	(353)
Total Interest-Bearing Liabilities	$(727)	$(673)	$122	$(1,278)

Net Change in net interest income	$(250)	$234	$(154)	$(170)

Provision for Non-Covered Loan Losses. The provision for loan losses for the quarter ended December 31, 2012 was $300,000 for non-covered loans, compared to $1.5 million for non-covered loans for the quarter ended December 31, 2011. Net charge-offs on non-covered loans decreased to $108,000 for the quarter ended December 31, 2012, from $2.1 million for the quarter ended December 31, 2011. The allowance for loan losses for non-covered loans was $8.4 million, or 1.92% of total non-covered loans receivable at December 31, 2012 compared to $8.8 million, or 2.0% of total non-covered loans receivable, at December 31, 2011.  Our nonperforming loans declined to $3.2 million at December 31, 2012 from $9.1 million at December 31, 2011. As a result, our allowance as a percent of nonperforming loans increased to 262.64% at December 31, 2012 compared to 96.58% at December 31, 2011. In addition, our two-year historical loss experience in most loan categories, which is a determining factor in our required provision, improved at December 31, 2012 compared to December 31, 2011.

Provision for Covered Loan Losses. For the quarter ended December 31, 2012, the provision for covered loan losses was $95,000 compared to $600,000 for the quarter ended December 31, 2011.  The provisions for covered loans for the quarters ended December 31, 2012 and 2011 primarily related to loans of NCB secured by commercial and residential real estate in the South Metro Atlanta area.  Real estate values in this market area have been slow to recover, experiencing appraisal value declines in many instances.  If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements.  The FNB agreement provides that all losses are reimbursed at 80%.  At December 31, 2012 covered loans totaled $149.3 million, with $25.4 million in related non-accretable discounts and allowances.

Noninterest Income.  Noninterest income decreased $608,000, or 15.9%, to $3.2 million for the quarter ended December 31, 2012 from $3.8 million for the quarter ended December 31, 2011.  As indicated below, discount accretion on FDIC assisted transactions declined $422,000 to $148,000 in the quarter ended December 31, 2012 from $570,000 in the quarter ended December 31, 2011, due to a decline in covered loans during that same period, while gains on the sale of securities declined $413,000 to $220,000 in the current quarter from $633,000 in the prior year’s quarter. Fees on checking accounts increased by $225,000, or 13.1%, due primarily to increases in network exchange fees and slight increases in NSF and other deposit service charges. Gains on loans and servicing released fees increased $164,000 as a result of higher loan production.  For the quarter ended December 31, 2012 we incurred no additional charges for other-than-temporary impairment of non-agency collateralized mortgage-backed securities compared to $100,000 for the quarter ended December 31, 2011.

	For the Three Months Ended
	(Dollars in Thousands)
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Deposit fees	$1,949	$1,947	$1,713	$1,618	$1,724
Gain on the sale of loans	350	353	262	161	185
Brokerage commissions	141	70	222	140	126
Bank owned life insurance	255	261	264	260	272
Gain on sale of investments, net	220	307	-	-	633
Impairment losses on securities recognized in earnings	-	-	-	(173)	(100)
FDIC receivable accretion	148	186	251	455	570
Loss on sale of other assets held for sale	-	(68)	(3)	(75)	-
Other income	145	559	218	171	406
Total Noninterest Income	$3,208	$3,615	$2,927	$2,557	$3,816

Noninterest Expense. Total noninterest expense decreased $2.0 million, or 18.9%, to $8.3 million for the quarter ended December 31, 2012, compared to $10.3 million for the quarter ended December 31, 2011.  The decrease was primarily due to lower costs and gains associated with real estate owned operations in the December 31, 2012 quarter and cost associated with the acquisition of FNB assets incurred in the quarter ended December 31, 2011.

During the quarter ended December 31, 2012, net cost of operations of real estate owned declined by $932,000 or 126.0% to a net credit of $192,000 partially as a result of recognition of a $440,000 deferred gain on a property previously sold and gains recognized on other properties. Occupancy expense declined $276,000 or 13.6% as we closed branches associated with our FDIC acquisitions. Legal and professional fees decreased $174,000 or 35.0% as we incurred lower costs associated with resolution of foreclosed real estate. Marketing expenses decreased $202,000 or 43.0% due to higher costs relating to our entry into the FNB marketplace in the December 31, 2011 quarter. Other expense declined $199,000 or 23.1% as a result of lower losses on deposit transaction accounts and travel expenses associated with the FNB acquisition.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	(Dollars In Thousands)
	December 31,	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2012	2011
Compensation & employee benefits	$4,676	$4,757	$5,270	$4,618	$4,688
Occupancy	1,760	1,846	1,897	2,012	2,036
Legal and professional	323	342	341	447	497
Marketing	268	384	527	494	470
Furniture and equipment	202	209	246	259	205
Postage, office supplies, and printing	247	214	280	252	279
Core deposit intangible amortization expense	128	132	142	133	140
Other	664	408	1,681	742	865
Federal insurance premiums and other regulatory fees	245	252	389	365	344
Net cost (benefit) of operations of other real estate owned	(192)	47	731	627	740
Total Noninterest Expense	$8,321	$8,591	$11,504	$9,949	$10,264

Income Taxes. Income taxes increased to $1.2 million for the quarter ended December 31, 2012 from $130,000 for the quarter ended December 31, 2011 due to an increase in our income before provision for income taxes of $2.9 million.  Our effective tax rate was 33.1% in the quarter ended December 31, 2012 and 21.07% in quarter ended December 31, 2011. The increase is related to higher income before income taxes in the current period while income exempt from taxation remained relatively constant.

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

As of December 31, 2012, our nonperforming non-covered assets totaled $4.6 million and consisted of $3.1 million of nonaccrual loans, $81,000 of loans 90 days or more past due and still accruing loans and other real estate owned of $1.4 million. The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated.

	At December 31,	At September 30,
	2012	2012
	(Dollars in Thousands)
Non-accrual loans:
One- to four-family residential real estate	$2,103	$2,038
Commercial real estate	781	772
Real estate construction	—	—
Commercial	185	192
Consumer and other loans	42	42
Total non-accrual loans	$3,111	$3,044

Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	81	402
Commercial real estate	—	—
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	$81	$402

Total non-performing loans	$3,192	$3,446

Real estate owned:
One- to four-family residential real estate	561	735
Commercial real estate	847	1,233
Real estate construction	6	139
Commercial	—	—
Consumer and other loans	—	—
Total real estate owned	$1,414	$2,107

Total non-performing assets	$4,606	$5,553

Ratios:
Non-performing loans as a percentage of total non-covered loans	0.73%	0.79%
Non-performing assets as a percentage of total non-covered assets	0.53%	0.66%

Non-performing assets not covered by loss share declined $946,000 or 17.1% to $4.6 million at December 31, 2012 from $5.5 million at September 30, 2012. The decrease was due primarily to a $692,000 decrease in real estate owned and a $321,000 decrease in loans greater than 90 days past due and still accruing. We have 34 non-covered loans that remain non-performing at December 31, 2012, and the largest non-performing non-covered loan had a balance of $358,000 at December 31, 2012 and was secured by commercial real estate.  Real estate owned decreased primarily due to the disposition of $828,000 in commercial and single family real estate owned by CharterBank.

Covered nonperforming assets decreased to $42.3 million at December 31, 2012 from $46.7 million at September 30, 2012. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount.  We have exceeded the threshold level that results in 95% loss sharing at NCB and MCB; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

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

The Company maintained its allowance for loan losses for the three months ending December 31, 2012 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans.

The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	Three months ended December 31, 2012
	1-4 Family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(46,270)	(124,365)	-	-	(7,479)	-	(178,114)
Recoveries	7,606	57,856	4,334	-	778	-	70,574
Provision	137,418	276,825	(355,493)	192,101	73,478	(24,329)	300,000
Balance at end of period	$978,608	$5,690,448	$360,435	$479,230	$146,404	$727,230	$8,382,355

Ending balance: individually evaluated for impairment	$-	$23,092	$14,923	$-	$-		$38,015

Loans:
Ending balance	$103,707,236	$249,612,987	$17,820,303	$46,772,520	$17,897,522		$435,810,568

Ending balance: individually evaluated for impairment	$2,244,408	$12,010,438	$2,707,794	$5,825	$-		$16,968,465

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

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans at December 31, 2012 aggregated $44.1 million with $10.1 million classified special mention and $34.0 million classified substandard compared to potential problem loans at September 30, 2012 which aggregated $47.7 million with $15.9 million classified special mention and $31.8 million classified substandard.

Our largest substandard loan at December 31, 2012 was a $5.7 million loan relationship which is subject to an agreement with the borrower to liquidate collateral and reduce the balance of the borrowing and pay interest. As of December 31, 2012, all interest and taxes due relating to the loan relationship have been paid. The loan relationship is collateralized by land in Georgia, Florida and Alabama. We believe we are adequately collateralized, even at lower current real estate values. The present liquidity position of the borrower likely dictates the liquidation of collateral to service debt obligations.

            The allowance for loan and lease losses represented 262.64% and 96.58% of non-performing loans at December 31, 2012 and December 31, 2011, respectively. This increase was due to lower non-performing loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.92% and 2.00% at December 31, 2012 and December 31, 2011, respectively.  Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.  Management reviews the adequacy of the allowance for loan losses on a continuous basis.  Management considered the allowance for loan losses on non-covered loans adequate at December 31, 2012 to absorb probable losses inherent in the loan portfolio.  However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

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

The following table details the non-accretable discount, including any allowance for covered loan losses, on loans covered by loss sharing by portfolio segment as of and for the three months ended December 31, 2012:

	Three Months Ended December 31, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences [1]:
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(541,943)	(1,913,367)	(2,775,183)	(536,407)	(105,498)	(5,872,398)
Recoveries	2,652	207,303	4,629	1,000	554	216,138
Provision for loan losses charged to FDIC receivable	33,250	299,250	855,000	-	42,750	1,230,250
Provision for loan losses charged to operations	16,342	27,689	48,148	536	2,035	94,750
Balance at end of period	$1,521,010	$16,106,081	$6,475,348	$3,484	$1,285,804	$25,391,727

Covered loans:
Ending contractual balance	$13,669,173	$143,935,126	$21,234,682	$1,434,345	$5,452,776	$185,726,102

[1]	Amounts include the allowance for covered loan losses.

The total non-accretable discount as a percentage of the ending contractual balance of acquired loans was 13.67% at December 31, 2012, compared to 14.21% at September 30, 2012.  This decrease during the three month period ended December 31, 2012 is related to charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC as the bank reduced its contractual balance on covered loans by $23.5 million during the quarter ended December 31, 2012.  It is expected that the ratio of non-accretable discounts to contractual covered principal outstanding will continue to trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC.  Management considered the non-accretable discounts on covered loans adequate at December 31, 2012 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2012 and September 30, 2012, we had access to immediately available funds of approximately $244.1 million and $297.6 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $130.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $179.2 million.  At December 31, 2012, we had $80.0 million in advances outstanding from the FHLB. However, based on available collateral other than cash, additional advances would be limited to $112.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2012, we had $1.7 million of loan commitments outstanding, and $39.0 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $11.2 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012 totaled $223.9 million, or 27.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2012, we originated $71.9 million of loans and purchased $26.4 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $5.9 million for the quarter ended December 31, 2012, primarily from increases in transaction accounts and partially offset by decreases in time deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

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

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012
Total Capital (to Risk-Weighted Assets)	$134,923	20.1%	$53,806	8.0%	$67,257	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$126,504	18.8%	$26,903	4.0%	$40,354	6.0%
Tier 1 Capital (to Average Assets)	$126,504	12.3%	$41,123	4.0%	$51,404	5.0%

September 30, 2012
Total Capital (to Risk-Weighted Assets)	$133,626	19.2%	$55,610	8.0%	$69,512	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$124,931	18.0%	$27,805	4.0%	$41,707	6.0%
Tier 1 Capital (to Average Assets)	$124,931	12.2%	$41,097	4.0%	$51,371	5.0%

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

For the three months ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk. We compute the amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The table below sets forth, as of December 31, 2012, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (3)(4)
	(Dollars in thousands)
+300	$122,699	$6,063	5.2%	11.9%	0.6%
+200	$121,971	$5,336	4.6%	11.8%	0.5%
+100	$120,578	$3,943	3.4%	11.7%	0.4%
0	$116,635	$—	—	11.3%	—
(100)	$117,205	$570	0.5%	11.3%	0.1%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 4.6% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.5% increase in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2012, we were in compliance with our Board approved policy limits.

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

Item 4.           Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings.

From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors.

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in the Company’s other filings with the Securities and Exchange Commission.   The risks described in our Reports on Form 10-K and other filings are not only the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable
b)	Not applicable
c)	The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2012:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
October 2012	2,000	$9.35	52,000	268,000
November 2012	7,500	9.34	59,500	260,500
December 2012	-	-
Total	9,500		59,500	260,500

(1)
On August 13, 2012, Charter Financial announced a repurchase of up to 320,000 shares or approximately 5% of Charter Financial’s current outstanding common stock at that time. Repurchased shares will be held in treasury and will be available for general corporate purposes.  For the quarter ended December 31, 2012, 9,500 shares were repurchased at a cost of $88,838. This program has now been suspended.

Item 6.             Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications *

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and September 30, 2012, (ii) the Consolidated Statements of Income for three months ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended December 31, 2012 and the year ended September 30, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: February 14, 2013	By:	/s/ Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: February 14, 2013	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer